Form 10KSB
period 2005-12-31
Golden West Brewing Company, Inc.
filed 2006-04-17
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 000-51808

             GOLDEN WEST BREWING COMPANY, INC.
 (Name of Small Business Issuer in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0158978 I.R.S. Employer Identification number I.R.S. Employer Identification number

                 945 West 2nd Street, Chico, CA 95928
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number: (530) 894-7906

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, $.0001 par value.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes [  ] No [ X ]

The Issuer's revenues for the fiscal year ended December 31, 2005 were $305,387. As of April 12, 2006, the aggregate market value of the Common Stock of the Issuer based upon the average bid and asked prices of such Common Stock, held by non-affiliates of the Issuer was $0, as there is no public trading market for the Company's securities. As of March 31, 2006 there were 2,000,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following:

PART IV - EXHIBITS
1	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 333-121351 as declared effective by the Commission on February 14, 2006.

Safe Harbor for Forward-looking Statements

In General

       This report contains statements that plan for or anticipate the future. In this prospectus, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. These forward-looking statements include, but are not limited to, statements regarding the following:

       This report contains statements that plan for or anticipate the future. In this prospectus, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. These forward-looking statements include, but are not limited to, statements regarding the following:
*	our product and marketing plans

*	consulting and strategic business relationships;

*	statements about our future business plans and strategies;

*	anticipated operating results and sources of future revenue;

*	our organization's growth;

*	adequacy of our financial resources;

*	development of new products and markets;

*	competitive pressures;

*	changing economic conditions;

*	expectations regarding competition from other companies; and

*	our ability to manufacture and distribute our products.

       Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, include:
*	changes in general economic and business conditions affecting the craft/microbrew industries;

*	developments that make our beers less competitive;

*	changes in our business strategies;

*	the level of demand for our products; and

       In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

       The safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward looking statements contained in this prospectus are not available and do not apply to us.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

       We were formed to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC, a California limited liability company. We completed the acquisition of Butte Creek on August 31, 2005. We currently are a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which was formed to complete the acquisition and since the acquisition has been operating as Butte Creek Brewing Company.

       Butte Creek has been operating as a premier regional craft brewery in Chico, California since 1996. It specializes in brewing certified organic craft beers. Our flagship brews consist of Organic Ale, Organic Porter, Organic India Pale Ale, Organic Pilsner, Mount Shasta Pale Ale, Mount Shasta Strong Ale, Creekside Wheat, and Gold Ale. In addition, we craft seasonal brews consisting of Winter Ale, Spring Ale, Organic Spring Ale and Christmas Cranberry Ale.

       In addition to brewing our own brand of products, we contract brew for third parties.

       We currently distribute our products in a total of 19 states, including our core market of California which is serviced through both direct sales and distributors. The majority of our distribution outside of Northern California occurs through a network of independent alcoholic beverage distributors who are licensed in their respective jurisdictions.

       Butte Creek's principal offices and brewery are located at 945 West 2nd Street, Chico, California 95928. Its telephone number at that address is (530) 894-7906. In addition, our internet website is located at www.organicale.com.

Description of Operations

   Effective October 8, 2004, we executed a definitive Asset Purchase and Sale Agreement to acquire Butte Creek. Under the terms of the Acquisition Agreement, on August 31, 2005, having obtained all necessary regulatory approvals, we completed the purchase of substantially all of the business assets of Butte Creek. In consideration of the Butte Creek assets, we paid:

*	the sum of $350,000 in cash all of which has already been advanced;

*	an additional $217,400 in advances through August 31, 2005 were capitalized as part of the purchase price;

*	the assumption of designated in trade and accounts payable in the approximate amount of $366,000; and

*

200,000 shares of our common stock. Those shares were issued pursuant to a Subscription Agreement executed by Butte Creek in which it makes representations to the effect that it acquired the shares for investment purposes and not with the view to subsequent resale or redistribution. The shares are restricted as to resale and issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. The shares may not be distributed to the members of Butte Creek unless pursuant to a registration statement filed under the Securities Act or pursuant to an exemption from the registration requirements of the Securities Act, the existence of which must be demonstrated to the satisfaction of the Company.

    In anticipation that he would be participating as a founder and promoter of Golden West in connection with its acquisition of Butte Creek, prior to his formation and organization of Golden West, John C. Power caused to be filed an application with the United States Patent and Trademark Office and Application of Intent to Use for the trademark "Mount Shasta Ale" and purchased the domain name www.ales.com. In addition, Mr. Power made advances to Butte Creek in the amount of $59,500 through an entity controlled by him, Nova Redwood LLC. The domain name of www.ales.com was acquired by another company controlled by Mr. Power, Alta California Broadcasting, Inc., and the intent to use trademark application was submitted in the name of a wholly-owned subsidiary of Alta California, Four Rivers Broadcasting, Inc. In October 2004, those assets were then used by Alta California Broadcasting to redeem some of its outstanding equity interests from certain investors, on the condition that those investors assign those assets to Golden West in consideration of an equity investment in Golden West. We have abandoned our trademark application pending with the USPTO for "Mount Shasta Ale", and rather will rely upon common law trademark principles to protect our use of the mark.

The U.S. Beer Industry

    According to publications of the Association of Brewers (Beertown, December, 2005), in 2004 the total beer sales in the United States consisted of approximately 206 million barrels (each barrel consisting of 31 U.S. gallons). Of those total sales approximately 24 million barrels, or 11.6%, consisted of sales of imports in the United States. Of the remaining 180 million barrels, more than 85% of sales were dominated by the four largest brewing companies:

Anheuser Busch	51%
Coors	11%
Miller Brewing Company	19%
Pabst	4%

Craft brewers represented the remaining approximate 3.2% of total U.S. sales, or 6.59 million barrels of craft beer.

Beer Styles

       While the beers from the major American brewers are brewed to high quality standards, they are relatively neutral in flavor. They are brewed with less hops and malt than traditional European or craft-brewed beers, creating a less bitter, lighter bodied flavor. In addition, these beers are usually brewed with a high percentage of rice, corn or corn syrup, which further dilutes the flavor and body of the beers. Traditional lager beers use 100% malted barley in the mash (with the exception of specialty wheat beers), which ensures a robust, full-bodied character. The major U.S. brewers have been successful in creating products that appeal to a wide consumer base and have spent heavily to advertise and promote their products. As a result, they have achieved a dominant position in the market for their mass-produced beers. The older regional brewers traditionally produced beers similar in style to the products of major breweries, but several have benefited from the recent boom in specialty, craft-brewed beers as both contract producers and marketers of their own products. Imported beers have long been viewed by the beer-drinking public as being more flavorful and "authentic" than the standard American beers. Although this has not always been the case, the high price and foreign origin of the imported beers created a niche category of "specialty" beers. In recent years, craft-brewed beers have further expanded the "specialty" beer market, and have increased in sales and visibility.

       The vast majority of existing craft/microbrewed products in the U.S. are ales. According to a survey published in THE NEW BREWER published by the Brewers Association at www.beertown.org, the five most popular beer styles produced in brewpubs are all ales, and among the 130 responding craft/microbrewers, only the fourth most popular style (European Pilsner) is a lager. The cost of building and operating a lager brewery is substantially greater than that for an ale brewery.

       The following terms are helpful in understanding our business and industry:

              Craft Brewing: Beers produced by microbreweries, regional specialty breweries, brewpubs and contract brewers. The common appeal of these beers is a more robust flavor than the standard domestic beers, and an image based on traditional, European beer styles.

              Microbrewery: Originally used to refer to a small brewery producing less than 10,000 barrels a year, which packages and distributes its beers for sale off site. The cut-off volume has since been increased to 15,000 barrels a year. The new breweries that were founded in the late 1970s and early 1980s were the first to be called microbreweries.

              Regional Specialty Brewery: A term used to describe those breweries which were founded as microbreweries, but have since outgrown the category, having a capacity to brew between 15,000 and 2,000,000 barrels per year. A new category was needed to distinguish these breweries from the older, established regional breweries. Examples of regional specialty breweries are: Sierra Nevada (Chico, California), Anchor Brewing (San Francisco, California), Rockies Brewing (Boulder, Colorado) and Abita Brewing (Abita Springs, Louisiana).

              Brewpub: A brewery that sells its beers exclusively or primarily at its own bar or restaurant. Since the market is restricted to one outlet, brewpubs tend to be quite small (typically in the 500 to 2,000 barrel range). Examples of brewpubs are Zip City (New York, New York), Crescent City Brewhouse (New Orleans, Louisiana), Wynkoop (Denver, Colorado) and Commonwealth (Boston, Massachusetts).

              Contract Brewer: A company that does not have its own brewery but rather markets beer produced "under contract" by an existing (usually regional) brewery. Examples of contract brewers are Pete's Brewing Company and Neuweiler.

              Hard Cider: A fermented apple cider with an alcohol content between 7 and 14 percent.

              Draft Cider: A fermented apple cider with an alcohol content of less than 7 percent.

Development of Craft-Brewing Industry

       Fritz Maytag bought and revived the failing Anchor Brewery in San Francisco in 1965 and is considered the grandfather of the microbrewing movement. However, it wasn't until the late 1970s and early 1980s that the first new microbreweries opened in the U.S., such as New Albion, Redhook, Yakima Brewing & Malting and Sierra Nevada on the West Coast and Newman Brewing Co. (Albany, New York) on the East Coast. By 1983, there were 11 operating microbreweries in the U.S., which were defined as breweries producing less than 10,000 barrels per year (although all were much smaller in 1983). At least one of these (Buffalo Bill's Brewery, Hayward, California) was a brewpub. In the early to mid 1980s, the first contract brewers appeared.

       What all of the craft-brewed beers have in common is an appeal based on traditional, highly flavored European beer styles. They have benefited from their contrast with the products of the major brewers, which are much lighter in body and flavor. We believe they also were helped by an increasing concern by consumers about how alcoholic beverages fit into a healthy, active, contemporary lifestyle. Like fine wines, we believe that consumers view craft-brewed beers as beverages of moderation.

Craft Beer Industry Segment

   Craft beers are characterized by their full-flavor and are usually produced along traditional European brewing styles. The majority of craft beers are ales, although some are malt lagers. Wheat beers and fruit flavoured ales and lagers have enjoyed recent popularity among craft beer consumers.

       The craft beer category consists of:
*	Contract brews - any style brew produced by one brewer for sale under the label of someone else who does not have a brewery or whose brewery does not have sufficient capacity.

*	Regional craft brews - "hand-crafted" brews, primarily ales, sold under the label of the brewery that produced it.

*	Microbrews - "hand-crafted" brews, primarily ales, sold under the label of the brewery that produced it, if the capacity of the brewery does not exceed 15,000 bbl. per year.

*

Large brewer craft-style brews - a brand brewed by a national brewer which may only imitate the style of a craft beer. These craft-style brews are often sold under the label of a brewery that does not exist or the label of a brewpub with no bottling capacity. The term "phantom brewery" is sometimes used to describe such brands.

*

Brewpub brews - "hand-crafted" brews produced for sale and consumption at the brewery, which is normally connected with a restaurant/saloon. Brewpub brews are not normally sold for off-site consumption in significant quantities.

       In 2005, U.S. craft beer industry annual retail sales reached 6.59 million barrels, having a total retail value of $3.5 billion. That 2004 production volume was divided into the following categories:

	Volume	Percent
Regional specialty breweries	4.4 million barrels	66.8%
Contract breweries	865,000 barrels	13.1%
Microbreweries	733,000 barrels	11.1%
Brewpubs	635,000 barrels	9.6%

See Beertown, www.beertown.org

       According to Beertown, a trade publication, as of December 2005, there were a total of 1,334 total craft breweries operating in the United States, consisting of:

57 Regional specialty breweries
350 Microbreweries
927 Brewpubs
21 Large breweries

Business Strategy

   Our business objective is to become recognized as the premier organic craft brewer in the United States. It is our objective to produce the finest quality organic craft beers and to market them strategically in niche markets to capitalize on our dedication to the use of organic ingredients, which we consider to be our principal differentiator and competitive advantage.

   Our business strategy includes the following key objectives:

*	Further develop our existing facility and position as a leading organic ale producer;
*	Develop new brands utilizing the existing facility;
*	Produce on a contract basis for other craft brewers, where capacity permits; and
*	Expand regional self-distribution and minimize reliance upon local wholesale distributors.
*	Expand our production capacity to at least 8,000 bbl per year.

Products

   Butte Creek produces a variety of distinctive craft beers ranging in color from light to dark. Four of our beers are certified organic: Organic Ale, Organic Pilsner, Organic Porter and Organic India Pale Ale. In making these three products, we adhere strictly to the National Organic Program of the United States Department of Agriculture pursuant to which our beers are certified as organic by independent accredited certifiers. All of our beer is made from four traditional ingredients: water, hops, yeast and malted barley. Each beer exhibits unique properties of color, richness, bitterness and aroma, creating a special signature for each beer. In order to maintain full flavor, our beer is not pasteurized or homogenized. We never use adjuncts in substitute for all grain.

       We currently produce the following principal brands, each with its own distinctive combination of flavor, color and clarity:

*	Organic Ale	An amber ale made with certified organic hops and barley, brewers yeast and water.
*	Organic Porter	A porter with a full bodied malty flavor balanced with a crisp hop bitterness.
*	Organic India Pale Ale	A full-flavored traditional India Pale Ale.
*	Organic Pilsner	A European-style pilsner that is brewed with German malt and Czech hops to make it a light bodied, clean, straw-colored beer with a refreshing crisp finish.
*	Mount Shasta Pale Ale	A full-flavored pale ale.
*	Mount Shasta Strong Ale	This full bodied Strong Ale boasts a sweet malty flavour with a warming alcohol finish. 8.1% ABV. Sold only in California.
*	Creekside Wheat	A crisp refreshing version of a German hefeweizen, brewed with a little less wheat and a little more hops than the average wheat beer.
*	Winter Ale/Spring Ale (seasonal)	Our Winter Ale is a full-bodied, chestnut brown ale. Our Spring Ale is a crisp amber.
*	Christmas Cranberry Ale (seasonal)	A pleasant Christmas Ale with a hint of cranberry fruitiness. This ale is available in December and January.
*	Organic Spring Ale	A malty amber ale that is lighter in color.

For the years ended December 31, 2004 and 2005 on a pro-forma basis, sales of Organic Ale, Porter, India Pale Ale and Pilsner represented 61.3% and 72.6% of our total sales, respectively, excluding contract brewed organic beer. During 2004, 78.8% of sales were cases, 17.5% were kegs and 4.3% contract brewed, compared to sales during 2005 being comprised of 81.5% cases, 12.1% kegs and 7.6% contract brewed.

       In addition to our current craft brews, we are constantly developing new products in order to be responsive to changing customer tastes. We believe that our continued success will be affected by our ability to be innovative and attentive to consumer desires while maintaining consistently high product quality.

Brewing Operations

The Brewing Process

        Beer is produced from four main ingredients: malt, hops, yeast and water. Malt, the main ingredient of beer, is produced when barley is moistened, allowed to germinate and then dried. The malted barley is then crushed and mixed with hot water and strained, producing a clear amber liquid called "wort". Wort is boiled in the brew kettle and hops are added which add bitterness and variety to the brew. The mixture is then strained and placed in a fermentation vessel where yeast is added and the beer is allowed to ferment. During fermentation, yeast metabolizes the sugars in the wort and produces alcohol and carbon dioxide.

       Upon completion of fermentation, the beer is then transferred to aging tanks where the flavor is developed and matured. The brewing process, from the conversion of raw materials to the serving of beer, is typically completed in 14 to 28 days, depending on the type of beer being brewed. The production schedule for all of our ale products requires a fourteen (14) day cycle. Our lager products requires a twenty-eight (28) day cycle, from brewing through filtration and packaging. The production cycle includes the following steps:

       *       Day 1. Mashing. Weighed amounts of milled, malted barley, a cereal grain that provides the body and color to the beer, are mixed and steeped with hot water in a Mash Tun. This serves to extract fermentable and non-fermentable sugars, thus creating a mash. At the end of the mashing process, the sweet, fermentable liquid from the mash, called wort, is run off through screened plates and then transferred into the brew kettle. While the wort is running off, the grain is sprayed with hot water again, a process called "sparing". (This is a process similar to making coffee.)

                Once the wort run off is completed, the spent grains are given to local farmers for cattle feed or to local mushroom growers.

       *       Day 1. Brewing. When the sweet liquid wort transfer is completed, we start the boil, then add fresh hops that provide bitterness and aroma, thus creating the balance and flavor of our beer.

       *       Day 1. Clarification. After approximately an hour and one half of boiling, the wort and the spent hops are transferred into a whirlpool. A centrifugal force is created inside the vessel during whirlpooling. This force separates the malt proteins and the spent hops from the wort.

       *       Day 1. Cooling. The wort is pumped from the whirlpool through a heat exchanger which rapidly cools the wort. The cool wort is transferred into a fermenter.

       *       Day 1. Inoculation. Pure culture lager yeast or ale yeast is added to the wort in the fermenter and the tank is closed up.

       *       Days 2-7. Fermentation. Within three to five days, the yeast has metabolized and utilized the sugars from the wort, creating alcohol and carbon dioxide. Our ales are made with a top fermenting ale strain that actually floats to the top of the fermenter. Our lagers are made with a bottom fermenting lager strain that settles during fermentation.

                When the yeast completely settles it is collected from the tank and used in the next lager or ale brew cycle.

       *       Days 5-27. Cooling and Conditioning. At the end of the fermentation cycle, our beer is cooled from its fermentation temperature (between 65-70-F for ales and 58-55-F for lagers) to 32- Fahrenheit. Beer flavors mature during this stage. Our beer is then stored for seven to fourteen days. Isinglass finings are added to aid in the clarification process.

       *       Day 14. Filtration for Ales. While under pressure, the beer is transferred through cellulose sheets in a Filter Press in order to remove protein haze and yeast while stabilizing and clarifying the beer. The beer is transferred from the Filter Press into a Serving Tank which is counter pressured, for service directly to draft taps at each bar.

       *       Day 28. Filtration for Pilsners. Our pilsner beer remains in the Cellar Tank for an additional fourteen days of fermentation. It is then processed in the same manner as our ale.

Our Brewing Facility

       Our Chico, California brewery produced approximately 4,500 barrels of craft beer in 2005. After the purchase of two additional fermentation tanks, our current capacity is 8,000 barrels a year.

       Bottled products utilize the latest technology in bottle crowns that prevent oxygen from causing deterioration of the beer's fresh taste. Our beer is naturally carbonated and pasteurized to ensure the customers enjoy the full fresh flavour. The shelf life of our bottled beer is 120 days and the shelf life of our keg beer is 90 days.

Ingredients and Raw Materials

   In order to be certified as organic under the National Organic Program of the USDA, our craft beers must have no more than 5% non-organic ingredients in the finished product. We use only the finest, all natural and certified organic ingredients available to brew our products whenever possible.

       There are many different varieties of hops which are used in the production of beers. The selection of particular varieties of hops influences the bitterness and aroma of the finished product. The selection of hops in any particular recipe contributes to the final signature of the microbrew.

        Not all hops are available organically-grown. In fact, in the United States, only one type of hop is organically grown; and all other organically-grown hops must be purchased from international sources, primarily New Zealand.

        For microbrews whose recipes call for hops that are not available organically, those products can still be manufactured and marketed as "organic," since hops comprise less than 5% of the finished product. Nevertheless, there is intense competition for organically-grown hops, and quantities are limited.

        Our Organic Ale is the only product that is 100% organic, including organic hops. Our Organic India Pale Ale Organic Porter and Organic Pilsner use some non-organic hops but are nevertheless marketed as organic microbrews. Our principal competitors in the organic microbrew market: Wolavers and Eel River Brewing Company, also use non-organic hops. Anheuser-Busch ("A-B") has recently introduced two certified organic beers and substantially more resources and distribution channels than any of our historical competitors. We don't believe that A-B uses any organic hops. Our principal hops suppliers are Hopunion, Fresh Hops and Certified Foods. We have recently secured an agreement to purchase fixed quantities of organic hops from New Zealand Hops Ltd. The agreements commit us to purchase and New Zealand Hops, Ltd. to sell to us defined quantities of organic hops during 2006 (726 pounds) and 2007 (3,135 pounds). We believe that this arrangement will satisfy all of our organic hops requirements for the next two years. However, we do not have any other contracts or agreements with any of our hops suppliers for ongoing or future deliveries.

       We currently obtain our malted barley (grain) from three sources: Gambrinus and Breiss supply our organic barley and Great Western Malting our non-organic barley. We do not have any supply contracts with any of our vendors to meet our grain or hop requirements. As a result, any interruption in our supply of grain or hops could result in a curtailment of our production and loss sales.

       We have multiple competitive sources for packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases, as well as kegs. However, California Glass Company of Oakland, CA is currently the only company offering reasonable bottle pricing for Butte Creek's current production level. Purchases of bottles, six-pack carriers and case boxes from California Glass Company amount to over 40% of the total purchases from all unaffiliated vendors. We have no affiliated vendors.

Sales and Distribution

   We market and sell our craft beers through a combination of company marketing personnel and wholesale distributors. We currently distribute our products in a total of 19 states including our core market of California which is serviced through both direct sales and distributors. We recently made our first shipment into New York and are still evaluating expanding distribution into additional states including Illinois and Texas. During 2004 and 2005, our direct sales in Northern California on a pro-forma basis accounted for 29.3% and 30.8% of total sales, respectively.

       In each state where our beer is distributed, we must satisfy the state's regulatory requirements for beer sales. Those requirements generally consist of completing an application and paying a distribution fee. Some states also impose product quality standards which must be met as a condition to distribution. We have not experienced any difficulties in obtaining approvals to distribute in states where we have sought that approval.

       Wholesale distributors sell our products to supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants and convenience stores. Most of our brands are also available on draft' and these are delivered directly to retail outlets. Our independent distributors also distribute a variety of other alcoholic beverages, including other craft beers, import beers and national beer brands. We rely on our distributors not only to provide product sales and deliveries but also to maintain retail shelf space and to oversee timely rotation of inventory. Favorable consumer demand for microbrewed products and higher profit margins are the two primary factors that contribute to strong interest from distributors in handling our regional microbrewed products. Our success is dependent upon our ability to maintain and develop our third party distributor, bar and restaurant accounts.

       We have written distribution agreements with all of our wholesale distributors; however, the agreements are all terminable upon 30 days' written notice and provide no reliable assurance of future performance.

       Sales are distributed widely over our customer base with only two large customers comprising a significant portion of sales. For the years ending December 31, 2004 and 2005 on a pro-forma basis, Mountain People's Warehouse (MPW) was responsible for 21.6% and 19.9% of Butte Creek's sales, respectively. For the same periods, Ray's is the Place, Inc. was responsible for 11% and 5.7% of sales, respectively.

Marketing

   Our marketing efforts are focused on bars, restaurants, grocery stores and retailers of premium beer products in order to obtain shelf and tap space. This is accomplished by intensive one-on-one contact to familiarize our customers thoroughly with our products and our commitment to service. The microbrewers' market is not for the masses but rather it is focused on customers searching for a flavor that is superior and in some cases unique.

   We have designed slogans, logos and trade names for use in print advertising. To create additional name recognition and customer identification, we plan to sell T-shirts, sweatshirts and other merchandise featuring our name and logo. Distributors and package store locations are provided with point-of-purchase cards, banners, static stickers and shelf channels as funds permit.

       Sales of beer in general are seasonal in nature and are at their highest level in the second and third calendar quarters and at their lowest in the first and fourth calendar quarters. This seasonality has historically had a significant impact on our operations on a quarter to quarter basis.

Dependence on Major Customers

       During 2004 and 2005 on a pro-forma basis, wholesale distributors were responsible for 52.5% and 56.7% of our sales, respectively. Three distributors (Mountain People's Warehouse, Morris Distributing and Bay Area Distributing) accounted for 28.6% of our sales in 2004 and two distributors (Mountain People's Warehouse and Bay Area Distributing) accounted for 27.3% of our sales for 2005. We have no long-term commitments or agreements from any of our distributors or customers. Our distributors can terminate their agreements with us on 30 days' notice. The loss of a major distributor or customer could severely impair our sales for a significant period of time.

Competition

   As of December 1, 2005, there were a total of 1,334 craft breweries that included 927 brew pubs, 350 microbreweries, 13 regional breweries and 21 large breweries. For the first eleven months of 2005, 47 brew pubs and three microbreweries closed. But 31 brew pubs and 18 microbreweries opened.

       We compete with other craft brewers on the basis of product quality and freshness, packaging design, distribution, marketing support and regional identification. The beer industry in general and the craft brewing segment in particular is highly competitive and we experience stiff competition and expect that competition to increase in the future. Our products compete with products from large and small domestic and foreign breweries and from and increasing number of regional specialty breweries, microbreweries, brew pubs and contract brewers. Many of these competing breweries, including some existing microbreweries, have significantly greater financial, production, distribution and marketing resources than ours.

       In the organic microbrew market, our principal competitors are Wolavers and Eel River Brewing Company. As both are privately held, there is little information available concerning their relative financial strength and resources. Both Wolavers and Eel River produce a variety of organic beers, all of which also use non-organic hops, as previously discussed. However, we believe that Wolavers has broader distribution and greater market penetration than either we or Eel River enjoy.

       In addition, we contract microbrew for Bison Brewing Company, of Berkeley, California. The beers that we make for Bison are certified organic, although it too uses some non-organic hops. Bison Brewing has a California Department of Alcohol Beverage Control license at our facility as part of this contract brewing arrangement. Bison represented 4.3% of gross revenues in 2004, and approximately 7.2% of revenues in 2005. We cannot predict the extent to which Bison production will contribute to our overall revenues in the future.

Governmental Regulation

       The Company's United States operations are subject to licensing by both state and federal governments, as well as to regulation by a variety of state and local governments and agencies. The Company is licensed to manufacture and sell beer by the Department of Alcoholic Beverage Control in California. Our license issued by California does not permit us to engage in retail sales to consumers on the premises. A federal permit from the United States Bureau of Alcohol, Tobacco Tax and Trade ("TTB") allows the Company to manufacture fermented malt beverages. To keep these licenses and permits in force, the Company must pay annual fees and submit timely production reports and excise tax returns. Prompt notice of any changes in the operations, ownership, management or company structure must also be made to these regulatory agencies. BATF must also approve all product labels, which must include and alcohol use warning. These agencies require that individuals owning equity securities in the aggregate of 10% or more in the Company be investigated as to their suitability. The Company's production operations must also comply with the Occupational Safety and Health Administrations' workplace safety and worker health regulations and comparable state laws. Management believes that the Company is presently in compliance with the aforementioned laws and regulations.

       In the United States, taxation of alcohol has increased significantly in recent years. Currently, the federal tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. For over 60,000 bbl. The California tax rate is $6.20 per bbl. Federal and state excise taxes on alcoholic beverages are subject to change. It is possible that excise taxes will be increased in the future by both the federal government and State of California. In addition, increased excise taxes on alcoholic beverages have in the past been considered in connection with various governmental budget balancing or funding proposals. Any such increased in excise taxes, if enacted, could adversely affect our business. We believe that we currently have all licenses, permits and approvals necessary for our current operations. However, existing permits or licenses could be revoked if we were to fail to comply with the terms of such permits or licenses, and additional permits or licenses could in the future be required for our existing or expanded operations. If licenses, permits or approvals necessary for our brewery were unavailable or unduly delayed, or if any such permits or licenses were revoked, our ability to conduct our business could be substantially and adversely affected.

       Various federal and state labor laws govern our relationship with our employees, including minimum wage requirements, overtime, working conditions and immigration requirements. Significant additional government-imposed increased in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting and tax payment requirements for employees could have an adverse effect on our results of operations.

     On March 15, 2006, we were notified that the California Department of Alcoholic Beverage Control had filed an Accusation alleging that we had violated California regulations by participating in a beer tasting at the Mt. Shasta Board & Ski Park, not sponsored by a non-profit. As a result, we may face sanctions ranging from a warning or up to $10,000 in fines or a temporary suspension of ten days of our manufacturing license. The matter is still pending; however, we do not believe the matter will have a material adverse effect on our ability to conduct business.

Research and Development

       During the last two fiscal years, except for $928 expended in the year ended December 31, 2004 for hops rhizomes, and since then we have not expended any working capital on product research and development.

Compliance with Environmental Laws

       We are subject to various federal, state and local environmental laws which regulate the use, storage, handling and disposal of various substances.

       Our waste products consist of water, spent grains, hops, glass and cardboard. We have instituted a recycling program for our/ office paper, newspapers, magazines, glass and cardboard at minimal cost to us. We sell or give away our spent grain to local cattle ranchers. We have not purchased any special equipment and do not incur any identifiable fees in connection with our environmental compliance.

       The Chico facility is subject to various federal, state and local environmental laws which regulate use, storage and disposal of various materials. The Company pays approximately $190 per month towards sewer fees for liquid waste. The sewer discharge from the brewery is monitored and is within the standards set by the Butte County Sewer Department.

       Various states in which the Company sells its products in the U.S., including California, have adopted certain restrictive packaging laws and regulations for beverages that require deposits on packages. The Company continues to do business in these states, and such laws have not had a significant effect on the Company's sales. The adoption of similar legislation by Congress or a substantial number of states or additional local jurisdictions might require the Company to incur significant capital expenditures to comply.

Employees

        As of April 1, 2006, we had a total of ten employees, eight of whom were full time and two of whom were part time. The full time employees include Larry Berlin, master brewer, Scott Burchell, National Sales Director and two sales/delivery persons and four brewing support. Our part time employees are involved in office management and sales. Our former General Manager, Tom Atmore, tendered his resignation as general manager effective March 31, 2006; and will continue as a consultant until June 30, 2006.

       In addition, we utilize the services of one independent contractor who performs accounting services.

       Given adequate capital, we would like to hire additional marketing and sales personnel.

Trademarks and Intellectual Property

   We consider all of our beer recipes to be trade secrets which we protect by confidentiality and non-disclosure agreements.

   We claim common law trademark protection to all of our trademarks, words and design. However, we have applied for federal registrations of certain brand names that are in the development stage but have not sought any protection for our existing tradenames.

       On September 29, 2002, Four Rivers Broadcasting, Inc. filed a trademark application with the United States Patent and Trademark Office ("USPTO") for Mount Shasta Ale based on its intent to use the proposed mark. Four Rivers Broadcasting, Inc. is a subsidiary of Alta California Broadcasting, Inc., an affiliate of John C. Power, our Director. Alta California Broadcasting, Inc. also registered the domain name www.ales.com. In 2004, Four Rivers Broadcasting and Alta California Broadcasting assigned their interests in the trademark, and domain name, respectively, to an investor group in consideration of the redemption of an equity interest in Alta California Broadcasting. The investors in turn assigned those intellectual property rights to the Company in exchange for shares of Company common stock. Documents governing the assignments have been executed but the formal assignments have not been formally registered in the respective registration offices controlling these intellectual property rights.

   Four Rivers Broadcasting was involved in trademark infringement litigation with a third party over the use of that trademark. In that litigation, both Four Rivers and the third party claimed a prior right to use the trademark and that the other is infringing on their intellectual property rights. That litigation has now been resolved under the terms of an agreement in which to the other party has agreed that we may use the trademark "Mount Shasta Ale." However, because we have been advised by Shasta Beverage Company that they would oppose the application if we pursued it (but not our unregistered use of the mark), we have abandoned our trademark application pending with the USPTO, and rather will rely upon common law trademark principles to protect our use of the mark.

   In addition to the domain name www.ales.com, we have registered the domain name www.organicale.com and www.buttecreek.com. Both domain addresses link to the same website. We believe that our domain name plays an important role in expanding the awareness of our products on the Internet.

       Notwithstanding our efforts to develop and protect our intellectual property rights, trademark protection and the uncertainty surrounding the legal protections of domain names, may be unenforceable or limited. As a result, we may not be able to maintain our current trademarks or domain name if they are subject to challenge. We believe that any successful challenge to our use of a trademark or our domain name could have a material adverse impact upon our business, financial condition and future operations.

Employment and Consultation Agreements

       We do not have any written employment agreements with any of our executive officers of key employees, nor do we have or maintain key man life insurance on any of our employees.

       We have one consulting agreement with a person who performs services as an independent contractor.

       Accounting services are performed by Ben Kirby in consideration of a monthly fee. This arrangement is terminable at will.

ITEM 2.        DESCRIPTION OF PROPERTY

Corporate Offices

        Our executive offices and main brewery are located at 945 West 2nd Street, Chico, California. The entire building consists of approximately 8,280 square feet, of which 1,000 square feet is used for executive offices, 4,600 square feet for our brewery and 3,000 square feet for bottling and shipping. The property is an industrial building which we lease from a Butte Creek member with less than a one percent membership interest in Butte Creek. The lease has a term of five years, expiring in 2010, and provides for monthly rental for the first year of $3,312 per month.. Beginning in July 2006, the rent will be $3,726 plus thereafter an annual adjustment based upon the increase in the Consumer Price Index. We believe that our ability to occupy the present facility under the existing lease is secure and that the facilities are adequate for the foreseeable future.

ITEM 3.        LEGAL PROCEEDINGS

        On March 15, 2006, we were notified that the California Department of Alcoholic Beverage Control had filed an Accusation alleging that we had violated California regulations by participating in a beer tasting at the Mt. Shasta Board & Ski Park, not sponsored by a non-profit. As a result, we may face sanctions ranging from a warning or up to $10,000 in fines or a temporary suspension of ten days of our manufacturing license. The matter is still pending; however, we do not believe the matter will have a material adverse effect on our ability to conduct business.

        There are no material legal proceedings in which either we or any of our affiliates are involved which could have a material adverse effect on our business, financial condition or future operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       There currently exists no public trading market for our securities. We do not intend to develop a public trading market until our offering has terminated. There can be no assurance that a public trading market will develop at that time or be sustained in the future. Without an active public trading market, you may not be able to liquidate your investment without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this prospectus, including the many risks associated with an investment in us, may have a significant impact on the market price of our common stock. Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

       In addition, it is likely that our common stock will be subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to penny stocks require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission. That disclosure document advises an investor that investment in penny stocks can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

Recent Sales of Unregistered Securities

          1.           In December 2003, we sold to seven non-affiliated investors and one affiliated investor an aggregate of 700,000 shares of common stock in consideration of $135,000, consisting of $75,000 in cash and property valued at $60,000. The investors were John Power, Paul Selice, Allan Williams, Donald Fruh, Triumph Capital, Inc., Webquest, Inc., Hangar Development Group, LLC and Rockies Fund, Inc. Each investor executed a subscription agreement attesting that he/she/it qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that their were capable of evaluating the merits and risks of the investment. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

          2.           In June 2004, we issued to four investors an aggregate of 487,000 shares for total consideration of $121,750. The investors were Patrick Radford, John Power, Clifford Neuman and J. Andrew Moorer. Each investor executed a subscription agreement attesting that he/she/it qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that their were capable of evaluating the merits and risks of the investment. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

          3.          In September 2004, we issued to three investors an aggregate of 225,000 shares of common stock in consideration of $46,250. The investors were John Power, Kevin Houtz and Westmoreland, LLC. Each investor executed a subscription agreement attesting that he/she/it qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that their were capable of evaluating the merits and risks of the investment. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

          4.          In December 2004, we issued to two investors an aggregate of 88,000 shares of common stock in consideration of $22,000. The investors were John Power and Michael Stafford. Each investor executed a subscription agreement attesting that he/she/it qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that their were capable of evaluating the merits and risks of the investment. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         5.         In January 2005, we issued to two investors an aggregate of 120,000 shares of common stock in consideration of $22,500 in cash and services valued at $7,500. The investors were John Power and Clifford Neuman, who accepted shares for legal services rendered to the Company. Each investor executed a subscription agreement attesting that he/she/it qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that their were capable of evaluating the merits and risks of the investment. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         6.         Effective August 31, 2005, we issued to Butte Creek Brewing Company, LLC an aggregate of 200,000 shares of common stock in partial consideration of the assets of Butte Creek. Butte Creek executed a subscription agreement acknowledging that it was capable of evaluating the merits and risks of accepting the shares as partial consideration under the Asset Purchase and Sale Agreement. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         7.       In December 2005, we issued to three investors an aggregate of 180,000 shares of common stock in consideration of $20,000 in conversion of advances receivable and services valued at $25,000. Each investor executed a subscription agreement attesting that he/she/it qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that their were capable of evaluating the merits and risks of the investment. The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         Based upon the above transaction, it is possible that it could be determined that we violated Section 5 of the Securities Act of 1933. Section 5(a) of the Securities Act prohibits the use of any means or instruments of transportation or communication in interstate commerce or of the mails, to sell a security unless a registration statement is in effect as to such security. Section 5(c) of the Securities Act prohibits the use of any means or instruments of transportation or communication in interstate commerce or of the mails to offer to sell or offer to buy a security unless a registration statement has been filed as to such security. While we relied upon the exemption from the registration requirements of the Securities Act contained in Section 4(2), which exempts transactions not involving a public offering, those transactions occurred after this registration statement had been filed with the Securities and Exchange Commission. If that transaction is deemed integrated with the offering covered by this registration statement, which we would dispute, then a Section 5 violation could be found. We are not aware of any pending claims for sanctions against us based upon Section 5 of the Securities Act, and we would vigorously defend any such claims if they arise. However, in our financial statements we have classified the advance payable at September 30, 2005 in the amount of $10,000 as being subject to rescission.

EQUITY COMPENSATION PLAN INFORMATION
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	NA	500,000
Equity compensation plans not approved by security holders(1)	0	NA	-0-
Total	0	NA	500,000

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

          Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996. It specializes in brewing certified organic craft beers. Upon completion of the proposed initial public offering, we hope to increase our production, increase sales and reduce our operating losses, although there is no assurance that we can achieve these goals. In 2005, we doubled our production capacity from 4,000 barrels per year to approximately 8,000 barrels per year with the acquisition of two 80 barrel fermentation tanks and one 80 barrel conditioning or "brite" tank. We still face operational challenges as our sales and production levels increase. The following are the key issues and challenges facing the Company:
*

Production Planning. It is difficult to project future sales and as a result, we have had to delay orders or only fill partial orders. We believe our increased production capacity will help us with our production planning.

*

Working Capital Shortage. Our history of working capital deficiencies make it difficult to build finished inventory. We owe delinquent taxes to several Federal and State agencies. In addition, we have increased our production capacity and launched new products that will require increased levels of inventory.

*

Lack of Marketing Materials. We have very limited marketing budgets and are not competitive with other breweries of our size in the amount and quality of marketing materials needed to support our distribution network.

*

Availability of Hops. Butte Creek experienced a shortage of hops in the second quarter of 2005 and had to substitute hops and purchase large amounts in anticipation of our future needs. This turned out to be a short-term shortage and we don't expect any further shortage of hops at current levels of production. The shortage had a minimal impact on our operations or the price we pay for hops. It did not impact our production levels. Golden West recently negotiated a contract to buy organic hops directly from a New Zealand Farmers co-operative that should help us meet our needs for the next two years. Our inventory levels of hops have returned to normal levels.

*	Continued Operating Losses. Our history of operating losses makes it difficult to raise capital for our working capital needs.
*

Lack of Inventory Controls. We need to improve our control and management of our finished inventory to reduce the amount of shrinkage we have experienced due, we believe, to unsupervised employees. We do not believe our lack of inventory control has materially impacted our business. We conduct physical inventories on a monthly basis and recently upgraded our accounting software to improve our inventory control. If these measures do not provide improved inventory controls, we would expect our margins to erode and our sales to decline.

This offering is critical to our future success to improve our working capital. We believe sales can be increased with increased market penetration of existing brands and the creation of new brands and products, although there can be no assurance that our increased focus on marketing will be successful. Investors should not place any certainty upon our business plan. An increase in net sales and gross profits, if achieved, can reduce net losses only if other operating expenses can be managed effectively. Specifically, general, administration and marketing levels can be increased only as net sales and gross profits increase. There is no guarantee that we will be able to achieve this plan.

          Both Golden West and Butte Creek have sustained losses from operations. Golden West has a working capital deficit which raise substantial doubts about their ability to continue as a going concern. Our audited financial statements have received going concern qualifications from their Independent Registered Public Accounting Firm.

          The following discussion and analysis has been based on a very short operating history of four months since our acquisition of Butte Creek and should be read in conjunction with the Notes thereto of Golden West Brewing Company, Inc.

Possible Section 5 Violation

         It is possible that it may be determined that we violated Section 5 of the Securities Act. Section 5 of the Securities Act prohibits the use of any means or instruments of transportation or communication in interstate commerce or of the mails to sell a security unless a registration statement is in effect as to such security. Section 5(c) of the Securities Act prohibits the use of any means or instruments of transportation or communication in interstate commerce or of the mails to offer to sell or offer to buy a security unless a registration statement has been filed as to such security.

         The transaction that may have caused such a violation of Section 5 is as follows: In December, 2004, we made the initial filing of the registration statement of which this prospectus forms a part. In June 2005, an unaffiliated third-party, Bob Vogt, loaned us the sum of $10,000. The loan was unsecured and undocumented. It was our intention to repay the loan in a short period of time; however, we were unable to do so due to our lack of working capital. In December 2005, in an effort to improve our balance sheet, we offered Mr. Vogt an opportunity to convert his $10,000 loan into shares of our common stock. In December 2005, we effected the conversion of Mr. Vogt's loan into shares of our common stock in a transaction in which we relied upon an exemption from the registration requirements of the Securities Act contained in Section 4(2), which exempts transactions not involving a public offering.

         Under the principals of integration, two or more offerings of securities may be integrated and deemed to be one offering under certain circumstances. Factors considered in determining whether offers and sales of securities should be integrated are:

*	Whether the sales are part of a single plan of financing;
*	Whether the sales involve the issuance of the same class of securities;
*	Whether the sales have been made at or about the same time;
*	Whether the same type of consideration is being received; and,
*	Whether the sales were made for the same general purpose.

         If it were to be determined that the conversion of Mr. Vogt's note payable into shares of common stock is integrated with the offering covered by the registration statement and this prospectus, then we could not rely upon the exemption contained in Section 4(2) of the Securities Act for the Vogt conversion, and as a result, it may be determined that the conversion of the Vogt loan into shares of common stock constituted a violation of Section 5 of the Securities Act. If this were to occur, we would become subject to remedial actions, which would include the payment of disgorgement, pre-judgment interest and civil or criminal penalties pursuant to Sections 12(a)(1), 8A and 24 of the Securities Act. We are not aware of any pending claims for sanctions against us based upon a Section 5 violation and we intend to vigorously defend any such claim should it arise. However, in our financial statements, we have classified the advance payable to Mr. Vogt as subject to rescission. A rescission offer would require that we file a registration statement covering the offer and, once the registration statement has been declared effective by the Securities and Exchange Commission, redeeming the shares of common stock and repaying the loan to Mr. Vogt. In addition, we could face possible civil penalties in an undetermined amount. This could have a significant impact on our working capital and impair our ability to continue as a going concern.

         Furthermore, any claim for rescission would make it difficult for us to raise additional debt or equity financing needed to run our business, and would not be viewed favorably by analysts or investors.

Critical Accounting Policies And Estimates

          In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates. Our financial statements are based upon a number of significant estimates, the allowance for doubtful accounts, obsolescence of inventories and the estimated useful lives selected for property and equipment. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the estimates for these items could be further revised in the near term and such revisions could be material.

Overview - Factors Affecting Results of Operations

          Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. We have historically operated with little or no backlog and, therefore, our ability to predict sales for future periods is limited.

          Our sales are affected by several factors, including consumer demand, price discounting and competitive considerations. We compete in the craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. In 2001 and 2002, the specialty segment saw the introduction of flavored alcohol beverages, the consumers of which, industry sources generally believe, correlate closely with the consumers of the import and craft beer products. While sales of flavored alcohol beverages were initially very strong, these growth rates slowed in 2003 and 2004. The wine and spirits market has experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in spirits. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.

          Our current production rate is approximately 4,500 barrels per year. We estimate that we will need to increase production volume to at least 6,500 barrels per year and increase our prices in order to achieve break-even operating results. In 2005, we purchased and integrated two new 80 barrel fermentation tanks and our new 80 barrel conditioning or "brite" tank. This increase in capacity will require additional working capital for raw materials and finished inventory. There is no assurance that we will be able to expand our capacity to a break-even level or that we can generate the sales volume to maintain it.

Operating and Financial Review and Prospects

Operating Results

For the year ended December 31, 2005 compared to the twelve months ended December 31, 2004:

SALES Net sales for the fiscal year ended December 31, 2005 were $305,387 compared to $0.00 in the fiscal year ended December 31, 2004. The increase was due to our acquisition of Butte Creek which occurred on August 31, 2005..

COST OF GOODS SOLD Cost of goods sold for fiscal 2005 was $205,565 or 67% of net sales. There was no comparison to fiscal 2004 as we were still a development stage company in the corresponding period.

GROSS PROFIT Gross profit for the year ended December 31, 2005 was $99,822 or 33% of net sales. There was no comparison to fiscal 2004 as we were still a development stage company in the corresponding period.

OPERATING EXPENSES Total operating expenses increased $153,324 or 245% to $215,867 for of the fiscal year ended December 31, 2005 compared to $62,543 in the year ended December 31, 2004. The increase was primarily due to our acquisition of Butte Creek for four months of the period and lower legal fees compared to the fiscal year ended December 31, 2004. Components of operating expenses were:

*

Depreciation & Amortization expense was $10,464 for fiscal 2005. The increase was the result of tangible and intangible assets acquired from Butte Creek on August 31, 2005 and additional brewing equipment acquired in 2005. In Fiscal 2004, we did not own any assets that were subject to depreciation or amortization.

25

*

Management compensation was $26,744 for the year ended December 31, 2005 compared to zero in the corresponding period ended December 31, 2004. The increase was solely related to our acquisition of Butte Creek on August 31, 2005.

*

Rent expense was $12,600 for the year ended December 31, 2005 for the year ended December 31, 2005 compared to zero in the prior fiscal year. The increase was the rent paid for our Chico, California facility subsequent to our acquisition of Butte Creek on August 31, 2005.

*	Selling expense was $23,237 for the fiscal year ended December 31, 2005 compared to zero in the prior fiscal year. The increase was due to our acquisition of Butte Creek on August 31, 2005.
*	Outside Sales Compensation was $28,909 for the fiscal year ended December 31, 2005 compared to zero in the prior fiscal year. The increase was the result of purchase of Butte Creek on August 31, 2005.
*	Other General & Administrative Operating Expenses increased $51,370 to $113,913or 82% for year ended December 31, 2005 compared $62,543 in the year ended December 31, 2004.

The components in this category are detailed below:

	2005	2004

Legal and Accounting $38,979		$47,025

The settlement of our trademark dispute related to Mount Shasta Ale reduced our legal and accounting expenses in 2005 as compared to 2004.

Research and Organizational Expense 722		$ 8,126

Research and Organizational Expenses decreased $7,404 from $8,126 to $722 for the fiscal year ended December 31, 2005.

Other	$ 74,212	$ 7,392

Other expenses increased $66,820 from $7,392 in fiscal 2004 to $74,212 in the year ended December 31, 2005. Other includes payroll taxes, insurance and a portion of our payroll and utilities.

OPERATING LOSS. The operating loss for the fiscal year ended December 31, 2005 increased $53,502 or 86% to $116,045 from $62,543 in the corresponding period of 2004 as a result of the increase in total operating expenses resulting from the Butte Creek acquisition.

OTHER INCOME & EXPENSE Total other expense was $11,740 for the fiscal year ended December 31, 2005 compared to $0.00 for the corresponding period of 2004. The increase was directly related to the acquisition of Butte Creek on August 31, 2005.

NET LOSS Net loss increased $65,242 or 104% to $127,785 for the fiscal year ended December 31, 2005 compared to $62,543 for the corresponding period of 2004. The increase in our net loss was a result of the operating losses incurred by Butte Creek after our acquisition on August 31, 2005.

Liquidity and Capital Resources

          We have required capital principally for the purchase of Butte Creek and the funding of operating losses and working capital. To date, we have financed our capital requirements through the sale of equity and short and long-term borrowings. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful beyond this offering. The terms of future financings could be highly dilutive to investors in this offering.

          The net proceeds of the minimum offering should satisfy our working capital requirements for approximately three months; if the maximum offering is sold, the proceeds should be sufficient to satisfy our working capital needs for nine months. We have no commitments, understandings or arrangements for any additional working capital. If this offering is not successful, or if we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

          We had $10,837 of cash and cash equivalents and a negative working capital of $(239,182) at December 31, 2005. Our long-term debt was $432,492 at December 31, 2005. We do not have sufficient cash on hand or available credit facilities to continue operations for more than 30 days and are dependent upon the completion of this offering to provide adequate working capital to continue operations. In the interim, we have raised capital through the sales of unregistered securities and advances and/or loans from its officers and directors to acquire Butte Creek, and fund its operations after its acquisition. There are no assurances that we will be able to secure additional capital to maintain the operations of Butte Creek until the proposed initial public offering is completed.

          During the year ended December 31, 2005, the Company's capital expenditures totaled $1,118.

Available Credit

         The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 16.25%. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's Managing Member and former general manager. The outstanding balance as of December 31, 2005 was $24,593.

       The Company assumed a $15,400 line of credit on a Butte Creek credit card with MBNA with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's managing member and our former general manager. The outstanding balance as of December 31, 2005 was $11,854.

Notes Payable

         On November 1, 2004, J. Andrew Moorer, a Director of the Company, made an uncollateralized advance of $8,750. The advance continues to be uncollateralized and due on demand.

         Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party. The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008. As of December 31, 2005, the Tiffany Grace note had current maturities of $4,336 and a long-term maturity of $18,638. The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets. As of December 31, 2005, the Power Curve and Lone Oak notes had current maturities of $2,757 and long-term maturities of $100,000.

         On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($50,000) and Tiffany Grace ($25,000) in September 2005 described above. As of December 31, 2005, these notes had current maturities of $0 and $0 respectively and long-term maturities of $215,000 and $90,000 respectively.

         As part of our acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek, and a $10,098 note payable to Richard Atmore, Jr., a member of Butte Creek and the brother of Tom Atmore, a managing member of Butte Creek

         The Company has pledged substantially all of our assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

         In the three months ended March 31.2006, John Power and Power Curve, Inc. have made advances to the Company of $57,800 and $ 52,150 respectively. The advances are uncollateralized and due on demand.

Delinquent Taxes & Rent

          At December 31, 2005, the Company had outstanding payroll tax liabilities of $50,651. Of these amounts $41,009 are considered delinquent.

          California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Bureau of Alcohol, Tobacco and Firearms ("BATF"), now the TTB, and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At December 31, 2005, the Company had alcohol related taxes payable to federal and state taxing authorities of $65,233. Of these amounts, $61,779 are considered delinquent. The detail of those taxes payable is as follows:

	December 31, 2005
Tax Agency	Due	Delinquent
Internal Revenue Service	$36,768	$30,900	PAYROLL TAXES
CA Employment Development Department	$13,883	$10,109	PAYROLL TAXES
Bureau of Alcohol, Tobacco and Firearms	$36,263	$35,324	EXCISE TAX
CA Board of Equalization	$6,618	$4,953	EXCISE TAX
CA Department of Conservation	$22,352	$14,870	CRV TAX
Butte County & CA Franchise Tax Board	$21,470	$18,170	PROPERTY & FRANCHISE TAXES

          These delinquent payables have been assumed by the Company in connection with our acquisition of Butte Creek as the continuation of regulatory compliance is material to the Company's ability to continue as a going concern. Continued operations could be severely impaired should the TTB or any other governmental agency seek to collect any of the delinquent payables before we are able to pay them.

          At December 31, 2005 the Company had outstanding rent obligations on our operating facility of $17,950. We have entered into a verbal forbearance agreement with the landlord whereby the landlord will not proceed with collection actions to enforce its rights under the lease as long as the Company pays current rent and 8% interest on the outstanding rent obligation timely.

          Most of these delinquent payables have been assumed by us in connection with our acquisition of Butte Creek as the continuation of regulatory compliance is material to our ability to continue as a going concern. Continued operations could be severely impaired should the TTB or any other governmental agency seek to collect any of the delinquent payables before we are able to pay them.

Off Balance Sheet Arrangements

       The Company does not have and has never had any off-balance sheet arrangements.

Overview of Product Distribution

          Our products are available for sale directly to consumers in draft and bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs and convenience stores. Like substantially all craft brewers, our products are delivered to these retail outlets through a network of local distributors whose principal business is the distribution of beer and, in some cases, other alcoholic beverages, and who traditionally have local distribution relationships with one or more national beer brand.

          Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. We have historically operated with little or no backlog and, therefore, our ability to predict sales for future periods is limited.

Certain Considerations: Issues and Uncertainties

          We do not provide forecasts of future financial performance or sales volume, although this prospectus contains certain other types of forward-looking statements that involve risks and uncertainties. Those risks and uncertainties are discussed more fully in the section of this prospectus titled "Risk Factors." While we are optimistic about our long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its business prospects and any forward-looking statements.

          In light of uncertain contingencies relating to our acquisition of Butte Creek, we anticipate that a material impairment charge is reasonably likely to occur in the future, resulting in a material impact on our financial statements and results of operations. Since the acquisition has been consummated, we will be required to determine if a valuation allowance with respect to our investment in Butte Creek. Based upon the financial history of Butte Creek, it appears to us that a valuation allowance is reasonably likely.

Recent Accounting Pronouncements

          There were various accounting standards and interpretations issued during 2005, 2004 and 2003, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

ITEM 7.       FINANCIAL STATEMENTS

       The following consolidated financial statements are filed as part of this report:
1.	Report of Independent Registered Public Accounting Firm

2.	Balance Sheet as of December 31, 2005

3.	Statement of Operations for the Years Ended December 31, 2005 and 2004

4.	Statement of Stockholders' Equity for the Years Ended December 31, 2005 and 2004

5.	Statement of Cash Flows for the Years Ended December 31, 2005 and 2004

6.	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
Golden West Brewing, Inc.

We have audited the accompanying balance sheet of Golden West Brewing, Inc. and Consolidated Subsidiaries as of December 31, 2005, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden West Brewing, Inc. and Consolidated Subsidiaries as of December 31, 2005, and the results of its operations and cash flows for the two years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has sustained losses from operations, and has a net working capital deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
April 11, 2006

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS
Current Assets:
Cash and cash equivalents	$ 10,837
Accounts receivable, net of allowance for doubtful accounts of $659	109,168
Inventory (Note 1 )	118,773
Prepaid Expenses	8,833
Total current assets	247,611

Fixed Assets:
Property and equipment, net of accumulated depreciation of $8,722	280,364

Other Assets:
Deferred Offering Costs (Note 6 )	150,000
Goodwill (Notes 1 & 9 )	472,503
Intangibles, net of accumulated amortization of $1,742	27,085
Other assets	947
Total other assets	650,535
Total Assets	$1,178,510
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 222,188
Accrued expenses	196,740
Lines of credit payable (Note 2)	36,447
Notes payable - other, current portion (Note 2)	4,434
Notes payable, related party, current portion (Note 2)	26,984
Total current liabilities	486,793
Long-term liabilities:
Notes payable, net of current portion (Note 2)	17,492
Notes payable - related party, net of current portion (Note 2)	405,000
Total long-term liabilities	422,492
Common stock issued subject to rescission (Notes 5 & 11)	10,000
Total Liabilities	$ 919,285
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 10 and 11)
Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-
Common Stock, $.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding at December 31, 2005	200
Additional paid-in capital	449,800
Accumulated (Deficit)	(190,775)
Total Stockholders' Equity	259,225
Total Liabilities and Stockholders' Equity	$1,178,510

See accompanying notes to the financial statements.

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2005	2004
Revenues	$ 321,895	$ -
Less: Excise taxes	(16,508)	-
Net revenues	305,387	-
Cost of sales	205,565	-
Gross profit	99,822	-
Operating expenses
Depreciation and amortization	10,464	-
Legal and accounting	38,979	47,025
Management compensation	26,744
Outside sales compensation	28,909	-
Research and organizational expense	722	8,126
Rent	12,600	-
Selling expenses	23,237	-
Other	74,212	7,392
Total operating expenses	215,867	62,543
Operating (Loss)	(116,045)	(62,543)
Other Income (Expense)
Miscellaneous income	338	-
Interest expense	(12,078)	-
Total other (expense)	(11,740)	-
Net (Loss)	$ (127,785)	$ (62,543)
Net (Loss) Per Share	$ (.08)	$ (.07)
Weighted Average Shares Outstanding	1,691,666	865,513

See accompanying notes to the financial statements.

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005
	Preferred Stock		Common Stock		Additional Paid-In	Accumulated (Deficit) During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Totals
Balance, December 31, 2003	-	$ -	700,000	$ 70	$134,930	$ (447)	$134,553
Stock issued for cash at $0.25	-	-	800,000	80	199,920	-	200,000
Net (loss)	-	-	-	-	-	(62,543)	(62,543)
Balance, December 31, 2004	-	-	1,500,000	150	334,850	(62,990)	272,010
Stock issued for conversion of liabilities at $0.25	-	-	120,000	12	29,988	-	30,000
Stock issued for acquisition of Butte Creek at $0.25	-	-	200,000	20	49,980	-	50,000
Stock issued for conversion of liabilities at $0.25	-	-	180,000	18	44,982	-	45,000
Stock issued for conversion of liabilities, subject to rescission	-	-	-	-	(10,000)	-	(10,000)
Net (Loss)	-	-	-	-	-	(127,785)	(127,785)
Balance, December 31, 2005	-	$ -	2,000,000	$ 200	$449,800	$(190,775)	$259,225

See accompanying notes to the financial statements.

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31
	2005	2004
Cash Flows from Operating Activities:
Net loss	$ (127,785)	$ (62,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,722	-
Amortization of intangibles	1,742	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	9,488	-
Inventories	(44,458)	-
Prepaid expenses and other assets	(7,297)	(1,144)
Increase (decrease) in:
Checks written in excess of funds available	(2,196)	2196
Accounts payable	(17,739)	104,047
Accounts payable, related party		42,326
Accrued Expenses and Other	21,.615	-
Net cash (used in) operating activities	(157,908)	84,882

Cash Flows from Investing Activities:
Investment in fixed assets	(1,118)	-
Investment in intangibles and other assets	(2.460)	-
Acquisition of Butte Creek	(218,400)	(215,035)
Net cash (used in) investing activities	(221,978)	(215,035)

Cash Flows from Financing Activities:
Proceeds from Paid-In Capital	-	200,000
Deferred offering costs	(80,153)	(69,847)
Net Increase in Advances and Notes Payable	466,770
(Increase) in stock subscriptions receivable	-
Net cash provided by financing activities	386,617	130,153

Increase in Cash and Cash Equivalents	6,731	-
Cash and Cash Equivalents, beginning of period	-	-
Cash and Cash Equivalents, acquired from Butte Creek	$ 4,106	$ -
Cash and Cash Equivalents, end of period	$ 10,837	$ -
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ -	$ -
Cash paid for income tax	$ -	$ -
Issuance of stock for conversion of liabilities	$ 65,000	$ -
Issuance of stock for conversion of liabilities, subject to rescission	$ 10,000	$ -
Issuance of stock for acquisition of Butte Creek	$ 50,000	$ -

See accompanying notes to the financial statements.

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND DECEMBER 31, 2004

1.      Nature of Business and Significant Accounting Policies:

This summary of significant accounting policies of is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in preparation of the financial statements. The Company has selected December 31 as its year end.

Description of Business - Golden West Brewing Company, Inc. a Delaware Corporation and its wholly-owned California subsidiary Golden West Brewing Company (hereinafter referred to as "The Company" on a consolidated basis) were formed in 2003 for the purpose of acquiring Butte Creek Brewing Company, LLC ("Butte Creek").

The consolidated financial statements include the accounts of the companies listed above for the years ended December 31, 2005 and 2004. All inter-company account balances and transactions are eliminated in consolidation.

Accounts Receivable - Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers. Historical trends and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventory - Inventory is stated at the lower-of-average cost or market computed on a first-in first-out basis.

Income Recognition - The Company recognizes revenues at the point of sale when title to the product changes hands to the buyer.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates. The Company's financial statements are based upon a number of significant estimates including the allowance for doubtful accounts. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the estimates for these items could be further revised in the near term and such revisions could be material.

Financial Instruments - The Company discloses fair value information about financial instruments when it is practicable to estimate that value. The carrying value of the Company's cash, cash equivalents, and accounts payable approximate their estimated fair values due to their short-term maturities.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At December 31, 2005, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

Valuation of Long-Lived Assets - The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Income Taxes - The Company recognizes deferred tax assets and liabilities for temporary differences between the tax bases of assets and liabilities and the amounts at which they are carried in the financial statements, the effect of net operating losses, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Intangibles - Intangibles consists of goodwill, trade names and trademarks. Intangibles other than goodwill are amortized using the straight-line method over the estimated useful life of the intangibles. The $25,000 of acquired intangible assets relate to tradenames and trademarks that have an expected remaining useful life of approximately five years. Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, "Goodwill and Other Intangibles," but are tested for impairment on an annual basis.

Recent Accounting Pronouncements - There were various accounting standards and interpretations issued during 2005 and 2004, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

Development Stage Enterprise - Until August 31, 2005, the Company was a development stage enterprise since planned principal operations had not yet commenced. As a result of the acquisition of Butte Creek on August 31, 2005, the Company is no longer considered a development stage enterprise (Note 9). .

Per Share Information - Per share information is computed by dividing the net income or loss by the weighted average number of shares outstanding during the period.

Cash and Cash Equivalents - The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Risks and Uncertainties - The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Basis of Presentation - Going Concern - Generally accepted accounting principles in the United States of America contemplates the continuation of the Company as a going concern. However, the Company has sustained losses from operations, and has net working capital deficit, which raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company believes that the additional capital from the proposed public offering and improved results from operations will be sufficient for the continued viability of the Company, however there can be no assurance that either will occur.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

2.     Advances and Notes Payable:

On November 1, 2004, J. Andrew Moorer, a Director of the Company, made an uncollateralized advance of $8,750. The advance continues to be uncollateralized and due on demand. This advance started to accrue interest at 8% on January 1, 2006.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party. The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008. As of December 31, 2005, the Tiffany Grace note had current maturities of $4,336 and a long-term maturity of $18,638. The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets. As of December 31, 2005, the Power Curve and Lone Oak notes had accrued interest of $2,757 and long-term maturities of $100,000.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc.($50,000), Lone Oak Vineyards, Inc.($50,000) and Tiffany Grace ($25,000) in September 2005 described above. As of December 31, 2005, these notes had current maturities of $0 and $0 respectively and long-term maturities of $215,000 and $90,000 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek, and a $10,098 note payable to Richard Atmore, Jr., a member of Butte Creek and the brother of Tom Atmore, a managing member of Butte Creek

The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

In the three months ended March 31, 2006, John Power and Power Curve, Inc. have made advances to the Company of $57,800 and $ 52,150 respectively. The advances are uncollateralized and due on demand

Lines of Credit

     The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 16.25%. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's Managing Member and former general manager. The outstanding balance as of December 31, 2005 was $24,593..

       The Company assumed a $15,400 line of credit on a Butte Creek credit card with MBNA with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's managing member and our former general manager. The outstanding balance as of December 31, 2005 was $11,854.

31-Dec-05	Current	LT	Interest	Maturity
	Portion	Portion	Rate	Date	Collateralized
Lines of Credit
Atmore - MBNA	$ 11,854	0	29.98%	Demand	No
Atmore - Wells Fargo	$ 24,593	0	16.25%	Demand	No
Total	$36,447
Notes Payable - Related Parties
Power Curve, Inc.		$50,000	9%	Sep-08	Yes
Power Curve, Inc.		$90,000	9%	Dec-08	Yes
John C. Power		$215,000	9%	Dec-08	Yes
Lone Oak Vineyards, Inc.		$50,000	9%	Sep-08	Yes
J. Andrew Moorer	$ 8,750	0	0%	Demand	No	(A)
R. Atmore, Jr.	$ 10,098	0	8%	Demand	No
B. Detweiler	$ 8,136	0	8%	Demand	No
Total	$26,984
Notes Payable - Unaffiliated
Tiffany Grace	$4,434	$17,492	9%	Mar-08	Yes

TOTALS	$67,865	$422,492

(A) This advance accrues interest at 8% effective January 1, 2006.

3.      Related Party Transactions

(a)     At inception, the Company issued 400,000 shares valued at $60,000 to five investors in exchange for certain assets the investors had acquired from the Alta Group (see below).

The assets acquired had been sold by Alta California Broadcasting, Inc. and its affiliates Nova Redwood, LLC and Four Rivers Broadcasting, Inc. (hereinafter referred to as the "Alta group"). John C. Power, an officer, director and founder of the Company, is also a former officer and director of all three entities that comprise the Alta group.

Alta California Broadcasting, Inc. had acquired the domain name www.ales.com. On September 29, 2002, Four Rivers Broadcasting, Inc. filed a trademark application number 78169062 with the Unites States Patent and Trademark Office ("USPTO") for Mount Shasta Ale™ based on its intent to use the proposed mark. In 2003, Nova Redwood, LLC had advanced $59,500 to Butte Creek Brewing Company, LLC as part of a planned acquisition. In October 2003, the Alta Group decided to not pursue the acquisition of Butte Creek and sold the domain name www.ales.com, all rights to the Federal Trademark application for Mount Shasta Ale™ and the advances to Butte Creek for $60,000 to a group of five investors who became founding shareholders of the Company. Subsequently, the Company abandoned the trademark application pending with the USPTO for "Mount Shasta Ale", and rather will rely upon common law trademark principles to protect its use of the mark.

(b)     On December 1, 2003, an officer and director of the Company purchased a delivery vehicle (2003 Ford Van) for the purposes of assisting Butte Creek Brewing Company, LLC ("Butte Creek") maintain and expand its self-distribution capabilities. The vehicle is 100% utilized by Butte Creek as a delivery vehicle. The purchase price of the vehicle was $22,920.70 and was financed for 60 months with Ford Credit at an annual percentage rate of 5.99%. The payments on the vehicle are paid and expensed by the Company. The liability to Ford Credit is in the name of the officer and director of Golden West Brewing company, Inc. and is not recorded as a liability on these financial statements. There are no written agreements between the Company and the officer and director memorializing this transaction. The balance owing as of December 31, 2005 was $15,769.

(c)     In July 2004, an officer and director of the Company purchased a delivery vehicle (2004 Ford Van) for the purpose of assisting Butte Creek maintain and expand its self-distribution capabilities. The vehicle is 100% utilized by Butte Creek as a delivery vehicle. The purchase price was $26,155.91 and was financed for 60 months with Ford Credit at an annual percentage rate of 0.90%. The payments on the vehicle are paid and expensed by the Company. The liability to Ford Credit is the name of the officer and director of the Company and is not recorded as a liability on these financial statements. There are no written agreements between the Company and the officer and director memorializing this transaction. The balance owing as of December 31, 2005 was $20,611.

(d)     In 2003, an officer and director of the Company guaranteed a $25,000 line of credit for Butte Creek with one of its key suppliers. No compensation has been paid by either the Company or Butte Creek for the guarantee.

(e)     In 2004, the Company purchased certain hops rhizomes for research and development purposes. The rhizomes were planted on the property of a former director of the Company. The rhizomes were expensed as research and development expense in 2004. The value of the personal real property used by the former director to farm the hops was an insignificant portion of his property.

(f)   On November 1, 2004, J. Andrew Moorer, a Director of the Company, made an uncollateralized advance of $8,750. The advance continues to be uncollateralized and due on demand. This advance started to accrue interest at 8% on January 1, 2006.

(g)     In January 2005, John Power converted $22,500 in outstanding advances to the Company into 90,000 shares of common stock.

(h)    Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party. The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008. As of December 31, 2005, the Tiffany Grace note had current maturities of $4,336 and a long-term maturity of $18,638. The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets. As of December 31, 2005, the Power Curve and Lone Oak notes had accrued interest of $1,384 and $1,373 and long-term maturities of $50,000 and $50,000 respectively.

(i)      On December 30, 2005, John Power converted $10,000 in outstanding advances to the Company into 40,000 shares of common stock.

(j)     On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc.($50,000), Lone Oak Vineyards, Inc.($50,000) and Tiffany Grace ($25,000) in September 2005 described above. As of December 31, 2005, these notes had no current maturities and long-term maturities of $215,000 and $90,000 respectively.

(k)     Effective December 30, 2005, John Power converted $10,000 in accrued advances payable into 40,000 shares of common stock, at a conversion price of $.25 per share.

(l)     Effective December 30, 2005, our attorney Clifford Neuman converted $25,000 in accrued fees payable into 100,000 shares of common stock at a conversion price of $.25 per share. The accrued fees were incurred in connection with this offering. Mr. Neuman immediately gifted the shares to his two children equally.

(m)     In the three months ended March 31, 2006, John Power and Power Curve, Inc. have made advances to the Company of $57,800 and $52,150 respectively. The advances are unsecured and due on demand.

4.     Operating Leases

Effective July 1, 2005, the Company entered into a five year lease for office and warehouse space in Chico, California for Butte Creek. The lease provides for initial monthly rents of $3,312, which will increase to $3,726 beginning July 2006 with increases per year subject to annual Consumer Price Index increases, and expires in 2010.

Future minimum lease payments under this lease are as follows:

Year Ending December 31,
2006	$41,256
2007	$44,712
2008	$44,712
2009	$ 44,712
2010	$44,712

5.     Commitments & Contingencies

A. On December 30, 2005, an unsecured outstanding advance to the Company by an unaffiliated party in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the advance, amounting to $10,000 as of December 31, 2005, as a liability under amounts subject to rescission in the accompanying December 31, 2005 balance sheet. The shares issued are included in our total number of shares outstanding as of December 31, 2005. A contingency exists with respect this matter, the ultimate resolution of which cannot be determined at this time.

B. Delinquent Taxes & Rent

     At December 31, 2005, the Company had outstanding payroll tax liabilities of $50,651. Of these amounts $41,009 are considered delinquent.

     California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Bureau of Alcohol, Tobacco and Firearms ("BATF"), now the TTB, and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At December 31, 2005, the Company had alcohol related taxes payable to federal and state taxing authorities of $65,233. Of these amounts, $61,779 are considered delinquent. The detail of those taxes payable is as follows:
	December 31, 2005
Tax Agency	Due	Delinquent
Internal Revenue Service	$36,768	$30,900	PAYROLL TAXES
CA Employment Development Department	$13,883	$10,109	PAYROLL TAXES
Bureau of Alcohol, Tobacco and Firearms	$36,263	$35,324	EXCISE TAX
CA Board of Equalization	$6,618	$4,953	EXCISE TAX
CA Department of Conservation	$22,352	$14,870	CRV TAX
Butte County & CA Franchise Tax Board	$21,470	$18,170	PROPERTY & FRANCHISE TAXES

These delinquent payables have been assumed by the Company in connection with our acquisition of Butte Creek as the continuation of regulatory compliance is material to the Company's ability to continue as a going concern. Continued operations could be severely impaired should the TTB or any other governmental agency seek to collect any of the delinquent payables before we are able to pay them.

At December 31, 2005 the Company had outstanding rent obligations on our operating facility of $17,950. We have entered into a verbal forbearance agreement with the landlord whereby the landlord will not proceed with collection actions to enforce its rights under the lease as long as the Company pays current rent and 8% interest on the outstanding rent obligation timely.

C. California Department of Alcoholic Beverage Control

On March 15, 2006, the Company was notified that the California Department of Alcoholic Beverage Control had filed an Accusation alleging that it had violated California regulations by participating in a beer tasting at the Mt. Shasta Board & Ski Park, not sponsored by a non-profit. As a result, the Company may face sanctions ranging from a warning to either a fine of up to $10,000 or the temporary suspension of ten days of its manufacturing license. The matter is still pending; however, management of the Company does not believe the matter will have a material adverse effect on our ability to conduct business.

6.     Deferred Offering Costs:

As of December 31, 2005, the Company had incurred $161,295 related to a proposed public offering of its securities. The Company has carried $150,000 of the costs as deferred offering costs and has expensed $11,295 in its financial statements. If the offering is successful, the deferred offering costs will be charged against the proceeds. All legal and accounting costs incurred in excess of $150,000 will be charged as an expense. Management believes this is the maximum amount of offering costs that should be charged against the proceeds for an offering of this size.

The Company's SB-2 registration statement was declared effective by the Securities and Exchange Commission on February 14, 2006. The offering consists of a minimum of 400,000 shares at $0.50 per share and a maximum of 1,000,000 shares at $0.50 per share.

7.     Common Stock:

At inception, the Company issued 400,000 shares of its common stock at $0.15 per share for assets valued at $60,000. During the period ended December 31, 2003, the Company issued 300,000 shares of its common stock at $0.25 per share for cash of $75,000.

During the period ended December 31, 2004, the Company issued 800,000 shares of its common stock at $0.25 per share for cash of $200,000.

In January, 2005, the Company issued 90,000 shares of its common stock at $0.25 per share for conversion of advances payable of $22,500, and 30,000 shares of common stock in conversion of outstanding indebtedness in the amount of $7,500.

In connection with the acquisition of Butte Creek on August 31, 2005, the Company issued 200,000 shares of common stock to Butte Creek.

Effective December 30, 2005, John Power converted $10,000 in accrued advances payable into 40,000 shares of common stock, at a conversion price of $.25 per share.

Effective December 30, 2005, our attorney Clifford Neuman converted $25,000 in accrued fees payable into 100,000 shares of common stock at a conversion price of $.25 per share. The accrued fees were incurred in connection with this offering. Mr. Neuman immediately gifted the shares to his two children equally.

On December 30, 2005, an uncollateralized outstanding advance to the Company by an unaffiliated party in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the advance, amounting to $10,000 as of December 31, 2005, as a liability under amounts subject to rescission in the accompanying December 31, 2005 balance sheet. The 40,000 shares issued are included in our total number of shares outstanding as of December 31, 2005. A contingency exists with respect this matter, the ultimate resolution of which cannot be determined at this time.

8.     Income Taxes

The Company has an estimated net operating loss carry forward of approximately $63,000 and $191,000 at December 31, 2004 and December 31, 2005, respectively, to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through 2025, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:
	December 31,2005	December 31, 2004	December 31, 2003
Net operating losses carry forward	$ 191,000	$ 63,000	$ 100
Deferred income tax allowance	(35,335)	(11,700)	(100)
Net deferred income tax asset	$ -	$ -	$ -

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for all periods presented is as follows:
Tax (benefit) at Federal statutory rate	(15.00)%
State tax (benefit) net of Federal benefit	(3.50)
Valuation allowance	18.50
Tax provision (benefit)	-

9.     Acquisition

On August 31, 2005, the Company acquired all the assets and $365,684 of the liabilities of Butte Creek Brewing Company, LLC (Butte Creek). The results of Butte Creek's operations have been included in the consolidated financial statements since that date. Butte Creek was a manufacturer of craft beers, specializing in organic beers. The Company made the acquisition to become an organic craft brewer and expects to continue to produce organic craft beers and to market them strategically in niche markets to capitalize on dedication to the use of organic ingredients.

This business combination was accounted for as a purchase of Butte Creek by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price, including transaction costs, is allocated to the net tangible and intangible assets acquired by the Company in connection with the transaction, based on their fair values as of the completion of the transaction. The aggregate purchase price was $983,084, including $567,400 cash, $365,684 assumed liabilities, and common stock valued at $50,000. The $567,400 cash consisted of advances to Butte Creek of $215,035 and $134,965 during the years ended December 31, 2004 and 2003, respectively, and advances of $217,400 during the eight months ended August 31, 2005. These advances were prepayments on the purchase of assets and were uncollateralized. The value of the 200,000 common shares issued was determined based on the offering price of the Company's common shares in its prospectus, which management believes to be the fair value.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.
At August 31, 2005

Current assets	$197,612
Property, plant and equipment	287,969
Intangible assets	25,000
Goodwill	472,503
Total assets acquired	983,084
Current liabilities	365,684
Total liabilities assumed	365,684
Net assets acquired	$617,400

 The $25,000 of acquired intangible assets relate to tradenames and trademarks that have an expected remaining useful life of approximately five years.

10.       Equity Incentive Plan:

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors. Under the Equity Incentive Plan, our employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or shares of stock. A maximum of 500,000 shares of our common stock are subject to the Equity Incentive Plan. No stock appreciation rights, options or bonus stock have been granted under the Equity Incentive Plan.

The Equity Incentive Plan may be administered by the Board or in the Board's sole discretion by the Compensation Committee of the Board or such other committee as may be specified by the Board to perform the functions and duties of the Committee under the Equity Incentive Plan. Subject to the provisions of the Equity Incentive Plan, the Committee and the Board shall determine, from those eligible to be participants in the Equity Incentive Plan, the persons to be granted stock options, stock appreciation rights and restricted stock, the amount of stock or rights to be optioned or granted to each such person, and the terms and conditions of any stock option, stock appreciation rights and restricted stock.

11.       Subsequent Events:

A.     In February 2006, the Company was notified by the SEC that the December 2005 conversion of $10,000 uncollateralized advance from an unaffiliated party into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the advance, amounting to $10,000 as of December 31, 2005, as a liability under amounts subject to rescission in the accompanying December 31, 2005 balance sheet. The shares issued are included in our total number of shares outstanding as of December 31, 2005. A contingency exists with respect this matter, the ultimate resolution of which cannot be determined at this time.

B.     For the three months ended March 31, 2006, John Power and Power Curve, Inc. have made advances to the Company of $57,800 and $52,150 respectively. The advances are unsecured and due on demand.

C.     The Company's SB-2 registration statement was declared effective by the Securities and Exchange Commission on February 14, 2006. Our offering consists of a minimum of 400,000 shares at $0.50 per share and a maximum of 1,000,000 shares at $0.50 per share. To date there have been no sales of common stock in the offering.

D. The general manager of our brewery, Tom Atmore, resigned his position effective March 31, 2006. Mr. Atmore will serve as a consultant for a period of 90 days thereafter.

E. California Department of Alcoholic Beverage Control

On March 15, 2006, the Company was notified that the California Department of Alcoholic Beverage Control had filed an Accusation alleging that it had violated California regulations by participating in a beer tasting at the Mt. Shasta Board & Ski Park, not sponsored by a non-profit. As a result, the Company may face sanctions ranging from a warning to either a fine of up to $10,000 or the temporary suspension of ten days of its manufacturing license. The matter is still pending; however, management of the Company does not believe the matter will have a material adverse effect on our ability to conduct business.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 8A.	CONTROLS AND PROCEDURES

        The Company's Principal Executive Officer and Principal Financial Officer, John C. Power, has established and is currently maintaining disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

        The Principal Executive Officer and Principal Financial Officer conducted an update review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that you file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act Rule 13a-15(e). We initially became subject to the reporting requirements of Section 13a of the Exchange Act on February 16, 2006. The principal deficiency in our disclosure controls and procedures is our lack of a dedicated Chief Financial Officer who is primarily responsible for our public disclosures and financial reporting. We intend to retain a qualified Chief Financial Officer during the present fiscal year. There have been no material changes in our internal controls or in other factors that could materially affect these controls subsequent to the date of the previously mentioned evaluation.
ITEM 8B.	OTHER INFORMATION

       None.

PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       Our executive officers, key employees and directors and their respective ages and positions are set forth below:

Name	Age	Position

John C. Power(1)	43	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer and Director

Brian Power(1)	40	Director

J. Andrew Moorer	44	Secretary and Director

________________________________

(1)   John C. Power and Brian Power are brothers.

John C. Power, age 43, has been a director of Golden West since its inception in December 2003 and Chief Financial Officer since March 2005. He has served as President since December 2005. He was President (since September 1992) and Director (since September 1989) of Redwood MicroCap Fund, Inc., a registered closed-end investment company regulated under the Investment Company Act of 1940, until March 2005. In addition, until March 2005, he served as Vice President of TriPower Resources, Inc., an oil and gas exploration company, (since December 1993), President and Director of Alta California Broadcasting, Inc. which operates local market radio stations, (since May 1994), President and Director of Four Rivers Broadcasting, Inc., also a radio broadcaster, (since May 1997),and Managing Member of Nova Redwood, LLC, which held undeveloped real property which has now been sold, (since November 1999). He is Managing Member of Wyoming Resorts, LLC, which owns and operates an historic hotel in Thermopolis, Wyoming, (since June 1997), Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway Resorts, LLC, (from May 2002), Managing Member of Yellowstone Gateway Resorts, LLC, which owns and operates the Gallatin Gateway Inn, (from May 2002) and co-Managing Member of Napa Canyon, LLC, which owns undeveloped real estate in Napa, California, (since September 2001). On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee. Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11. He served as Director of Redwood Energy, Ltd. from 1994 to 2004, President and Director of Redwood Broadcasting, Inc. from December 1994 to June 1998, President and Director of Power Surge, Inc., which was involved in radio broadcasting from December 1996 to June 1998. He also serves as President of Power Curve, Inc., a private investment company, (since 1986), Managing Member of Sea Ranch Lodge and Village, LLC, which owns and operates the Sea Ranch Lodge in Sonoma County, California, (since December 1997), Managing Member of Best of Sea Ranch, LLC, which owns a 50% interest in Sea Ranch Escapes which is involved in home rentals at the Sea Ranch (since December 2004) and co-Managing Member of Napa Partners, LLC, which is a real estate holding company (since November 1999). He also served as Managing Member of Sea Ranch California, LLC from December 1997 to June 2004. Mr. Power attended Occidental College and University of California at Davis.

       On June 1, 1998, the Securities and Exchange Commission issued an Order instituting proceedings alleging, among other things, that John C. Power, one of our directors, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder by participating in a manipulation through his personal account of the public trading market for the stock of Premier Concepts, Inc., from approximately June 1994 through December 1994. On November 15, 2005, the US Court of Appeals for the District of Columbia Circuit issued an Opinion and Order dismissing the matter.

Brian Power, age 40, was CEO, President and Director of Golden West since its inception in December 2003. He resigned as President and CEO in December 2005. He has been President and Director from February 1997 to the present of Lone Oak Vineyards, Inc., a California real estate investment company. From October 1998 to present, he has been founder and managing member of Spirit of Adventure, LLC, formed to develop deep ocean exploration technologies and design and build high technology-based manned submersibles. From February 2002 to present, he has been founder and managing member of West Indies Investments, LLC, a company that sponsors tourist excursions in Providenciales, Turks and Caicos Islands, and the British West Indies. He has been Director of Snuba, Inc. from 1996 to present, a licensor of and manufacturer of patented dive apparatus. From September 1996 to April 2002, he was a Director of Combined Penny Stock Fund, Inc., a registered closed-end investment management company regulated under the Investment Company Act of 1940; and from May 2000 to December 2001, served as managing member of Binghampton Meadows, LLC, a single purpose real estate development entity located in Solano County, California. Mr. Power attended Solano Community College and the University of California at Davis.

J. Andrew Moorer, age 44, has been a Director of Golden West since December 2004. From 2003 to present he has been Chief Executive Officer, President and Director of Black Mountain Holdings, Inc, a holding company that owns an interest in a steel fabrication business. From 1998 to 2003, he was Chief Executive Officer, President, Chief Financial Officer and Director of Guardian Technologies International, Inc., a publicly-traded holding company. He was Chief Financial Officer of Redwood MicroCap Fund from 1994 until 1998. Mr. Moorer began his career as a Certified Public Accountant in the Audit and Emerging Business Services Group of the international accounting firm of PriceWaterhouseCoopers. Since leaving public accounting in l987, Mr. Moorer has held various positions in finance with increasing levels of responsibility, including the position of Chief Financial Officer for several firms. Mr. Moorer received his formal education at Loyola College of Maryland.

       During the last five years none of our directors or officers has:
a.

had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b.	been convicted in a criminal proceeding or subject to a pending criminal proceeding;

34

c.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

d.

been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

       Our executive officers are elected annually at the annual meeting of our Board of Directors held after each annual meeting of shareholders. Our directors are elected annually at the annual meeting of our shareholders. Each director and executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by our by-laws.

       We currently do not have standing audit, compensation or nominating committees of the Board of Directors. We plan to form audit, compensation and nominating committees when it is necessary to do so to comply with federal securities laws or to meet listing requirements of a stock exchange or the Nasdaq Stock Market.

       Except for the filial relationship between John C. Power and Brian Power, no other family relationship exists among our directors. There do not exist any arrangements or understandings between any director and any other person pursuant to which any director was elected as such.

2004 Equity Incentive Plan

       On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors. Under the Equity Incentive Plan, our employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or shares of stock. As required by Section 422 of the Internal Revenue Code of 1986, as amended, the aggregate fair market value of our common stock underlying incentive stock options granted to an employee exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to non-qualified options. The exercise price of an incentive option may not be less than 100% of the fair market value of the shares of our common stock on the date of grant. The same limitation does not apply to non-qualified options. An option is not transferable, except by will or the laws of descent and distribution. If the employment of an optionee terminates for any reason, (other than for cause, or by reason of death, disability or retirement), the optionee may exercise his options within a 90-day period following such termination to the extent he was entitled to exercise such options at the date of termination. A maximum of 500,000 shares of our common stock are subject to the Equity Incentive Plan. As of the date of this prospectus, no options, stock appreciation rights or bonus stock have been granted under the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to provide employees, including our officers and employee directors, and non-employee consultants and advisors, with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.

       The Equity Incentive Plan may be administered by the Board or in the Board's sole discretion by the Compensation Committee of the Board or such other committee as may be specified by the Board to perform the functions and duties of the Committee under the Equity Incentive Plan. Subject to the provisions of the Equity Incentive Plan, the Committee and the Board shall determine, from those eligible to be participants in the Equity Incentive Plan, the persons to be granted stock options, stock appreciation rights and restricted stock, the amount of stock or rights to be optioned or granted to each such person, and the terms and conditions of any stock option, stock appreciation rights and restricted stock.

Director Compensation

       Under our Equity Incentive Plan, each of our directors and officers is eligible to receive options to purchase shares of our common stock. To date, no option grant has been made to any director. We plan to make annual grants to directors in the future, but the basis of such grants has not yet been established.

Indemnification and Limitation on Liability of Directors

       Our certificate of incorporation limits the liability of a director for monetary damages for his conduct as a director, except for:
*	Any breach of the duty of loyalty to us or our stockholders,

*	Acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law,

*	Dividends or other distributions of corporate assets from which the director derives an improper personal benefit.

*	Liability under federal securities law

       The effect of these provisions is to eliminate our right and the right of our stockholders (through stockholder's derivative suits on our behalf) to recover monetary damages against a director for breach of his fiduciary duty of care as a director, except for the acts described above. These provisions do not limit or eliminate our right or the right of a stockholder to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director's duty of care.

       Our certificate of incorporation also provides that we shall indemnify, to the full extent permitted by Delaware law, any of our directors, officers, employees or agents who are made, or threatened to be made, a party to a proceeding by reason of the fact that he or she is or was one of our directors, officers, employees or agents. The indemnification is against judgments, penalties, fines, settlements, and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons in accordance with these provisions, or otherwise, we have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the Securities Act of 1933 is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Compliance with Section 16(a) of the Exchange Act

       Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates. All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders except Butte Creek Brewing Company, LLC failed to file one report covering one transaction in a timely fashion. In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 10.        EXECUTIVE COMPENSATION

The following table and discussions summarize all plan and non-plan compensation earned by or paid to our chief executive officer for our last three completed fiscal years. No other executive officer received total annual salary and bonus of at least $100,000 during those periods.

TABLE 1
SUMMARY COMPENSATION TABLE
					Long Term Compensation
	Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Options/ SARs(#)	LTIP Payouts ($)	All Other Compensa- tion ($)

John Power, CEO	2005	- 0 -	-0-	-0-	-0-	-0-	-0-	-0-

Brian Power, CEO	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Thomas Atmore,	2005	$43,500	$800	-0-	-0-	-0-	-0-	-0-
Managing Member, Butte Creek	2004 2003	$42,000 $36,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

No executive officer will receive perquisites and other personal benefits which, in the aggregate, exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the fiscal year.

The following table summarizes information related to grants of stock options (whether or not in tandem with SARs) and freestanding SARs made during the last completed fiscal year to each of the named executive officers specified below:

TABLE 2
OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR
(INDIVIDUAL GRANTS)
Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
John Power	-0-	0%	N/A	N/A
Brian Power	-0-	0%	N/A	N/A
Thomas Atmore	-0-	0%	N/A	N/A

The following table sets forth certain information concerning the number and value of unexercised options held by each of the Named Executive Officers at December 31, 2005.

TABLE 3

AGGREGATED OPTION EXERCISES IN THE YEAR ENDED DECEMBER 31, 2005 AND OPTION VALUES
	Number of Securities Underlying Unexercised Options at December 31, 2005	Value of Unexercised in the Money Options at December 31, 2005[1]
	Exercisable	Unexercisable	Exercisable	Unexercisable
John Power	-0-	-0-	$-0-	$-0-
Brian Power	-0-	-0-	-0-	-0-
Thomas Atmore	-0-	-0-	-0-	-0-
1.

Options are in the money if the market value of the shares covered thereby is greater than the option exercise price. Based on the estimated fair market value of the common stock at December 31, 2005, of $.25 per share, less the exercise price.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:
*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our Directors; and
*	all executive officers and Directors as a group.

The table shows the number of shares owned as of December 31, 2005 and the percentage of outstanding common stock owned as of December 31, 2005. Each person has sole voting and investment power with respect to the shares shown, except as noted.
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Before Offering(3)

Allan W. Williams 21071 43A Avenue Langley, British Columbia CANADA V3A 8K4	160,000	8.0%
John C. Power Post Office Box 114 Sea Ranch, CA 95497	538,000	26.9%

Clifford L. Neuman 1507 Pine Street Boulder, CO 80302	130,000	6.5%

J. Andrew Moorer Post Office Box 3618 Carefree, AZ 85377	130,000	6.5%
Kevin Houtz 3000 Chestnut Avenue Suite 343D Baltimore, Maryland 21211	140,000	7.0%
Brian Power	0	0

Butte Creek Brewing Company, LLC 945 West 2nd Street Chico, California (4)	200,000	10%

All officers and directors as a group (three persons)	668,000	33.4%

____________________________
(1)	Unless otherwise stated, address is 945 West 2nd Street, Chico, California 95928.

(2)

Under SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this prospectus. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

39

(3)	Shares and percentages beneficially owned are based upon 2,000,000 shares outstanding on December 31, 2005.

(4)	Voting and investment power is exercised by the sole manager of Butte Creek, who is Thomas Atmore.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Effective December 31, 2003, we issued 400,000 shares valued at $60,000 to five investors in exchange for certain assets the investors had acquired from the Alta Group. Those investors consisted of Webquest, Inc., an entity controlled by Gina Garcia-Shaw, Donald E. Fruh, Hangar Development Group, LLC, an entity controlled by John Overturf, Jr., Triumph Capital, Inc., an entity controlled by Dorothy Calandrella and Rockies Fund, Inc., whose board of directors consists of Clifford C. Thygesen, Charles Powell and Stephen Calandrella. Dorothy Calandrella is the mother of Stephen Calandrella. The certificates evidencing the shares have not yet been issued.

          The assets acquired had been sold by Alta California Broadcasting, Inc. and its affiliates Nova Redwood, LLC and Four Rivers Broadcasting, Inc. (hereinafter referred to as the "Alta group"). John C. Power, an officer, director and founder of the Company, is also an officer and director of all three entities that comprise the Alta Group.

          Alta California Broadcasting, Inc. had acquired the domain name www.ales.com. On September 29, 2002, Four Rivers Broadcasting, Inc. filed a trademark application number 78169062 with the Unites States Patent and Trademark Office ("USPTO") for Mount Shasta Ale™ based on its intent to use the proposed mark. In 2003, Nova Redwood, LLC had advanced $59,500 to Butte Creek Brewing Company, LLC as part of a planned acquisition. In October 2003, the Alta Group decided to not pursue the acquisition of Butte Creek and sold the domain name www.ales.com, all rights to the Federal Trademark application for Mount Shasta Ale™ and the advances to Butte Creek for $60,000 to a group of five investors who vended the assets into the Company as founding shareholders. Subsequently, the Company abandoned the trademark application pending with the USPTO for "Mount Shasta Ale", and rather will rely upon common law trademark principles to protect its use of the mark. These investors are not affiliates of the Company.

        On December 1, 2003, an officer and director of the Company purchased a delivery vehicle (2003 Ford Van) for the purposes of assisting Butte Creek Brewing Company, LLC ("Butte Creek") maintain and expand its self-distribution capabilities. The vehicle is 100% utilized by Butte Creek as a delivery vehicle. The purchase price of the vehicle was $22,920.70 and was financed for 60 months with Ford Credit at an annual percentage rate of 5.99%. The payments on the vehicle are paid and expensed by the Company. The liability to Ford Credit is in the name of the officer and director of Golden West Brewing company, Inc. and is not recorded as a liability on these financial statements. There are no written agreements between the Company and the officer and director memorializing this transaction. The balance owing as of December 31, 2005 was $15,769.

        In July 2004, an officer and director of the Company purchased a delivery vehicle (2004 Ford Van) for the purpose of assisting Butte Creek maintain and expand its self-distribution capabilities. The vehicle is 100% utilized by Butte Creek as a delivery vehicle. The purchase price was $26,155.91 and was financed for 60 months with Ford Credit at an annual percentage rate of 0.90%. The payments on the vehicle are paid and expensed by the Company. The liability to Ford Credit is the name of the officer and director of the Company and is not recorded as a liability on these financial statements. There are no written agreements between the Company and the officer and director memorializing this transaction. The balance owing as of December 31, 2005 was $20,611.

        In 2003, John C. Power guaranteed a $25,000 line of credit for Butte Creek with one of its suppliers, California Glass Company. No compensation has been paid by either the Company or Butte Creek for the guarantee. Thomas Atmore, the managing member of Butte Creek, and our former general manager has guaranteed our lines of credit with MBNA and Wells Fargo.

        In 2004, we purchased certain hops rhizomes for research and development purposes. The rhizomes were planted on the property of Brian Power. The rhizomes were expensed as research and development expense in 2004. The value of the personal real property used by the directors to farm the hops was an insignificant portion of their property.

        In December 2004, John Power purchased an additional 48,000 shares of common stock in consideration of $12,000. The shares were "restricted securities" under Rule 144 of the Securities Act.

        On November 1, 2004, J. Andrew Moorer, a Director of the Company, made an uncollateralized advance of $8,750. The advance continues to be uncollateralized and due on demand. This advance started to accrue interest at 8% on January 1, 2006.

        In January 2005, John Power, one of our directors and principal shareholders, converted $22,500 in outstanding advances owed to him into 90,000 shares of common stock, and Clifford Neuman, legal counsel to the Company, converted $7,500 in outstanding and unpaid fees for legal services into 30,000 shares of common stock. The shares were "restricted securities" under Rule 144 of the Securities Act.

        Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party. The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008. As of December 31, 2005, the Tiffany Grace note had current maturities of $4,336 and a long-term maturity of $18,638. The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets. As of December 31, 2005, the Power Curve and Lone Oak notes had accrued interest of $1,384 and $1,373 and long-term maturities of $50,000 and $50,000 respectively.

        Effective December 30, 2005, Bob Vogt, an unaffiliated third party, each converted $10,000 in accrued advances payable into 40,000 shares of common stock, at a conversion price of $.25 per share.

        On December 30, 2005, John Power converted $10,000 in outstanding advances to the Company into 40,000 shares of common stock. The shares were "restricted securities" under Rule 144 of the Securities Act.

        On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc.($50,000), Lone Oak Vineyards, Inc.($50,000) and Tiffany Grace ($25,000) in September 2005 described above. As of December 31, 2005, these notes had no current maturities and long-term maturities of $215,000 and $90,000 respectively.

        Effective December 30, 2005, our attorney Clifford Neuman converted $25,000 in accrued fees payable into 100,000 shares of common stock at a conversion price of $.25 per share. The accrued fees were incurred in connection with this offering. Mr. Neuman immediately gifted the shares to his two children equally.    The shares were "restricted securities" under Rule 144 of the Securities Act.

        In the three months ended March 31, 2006, John Power and Power Curve, Inc. have made advances to the Company of $57,800 and $52,150 respectively. The advances are unsecured and due on demand.

PART IV
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
*	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
*	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
*	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
*	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
*	3.1	Amended and Restated Certificate of Incorporation
*	3.2	By-Laws
*	4.1	2004 Equity Incentive Plan
*	4.2	Form of Subscription Agreement
*	4.3	Specimen common stock certificate
*	10.1	Lease Agreement
*	10.2	Form of Escrow Agreement
*	10.3	Amended Trademark Assignment
*	10.3.2	Initial Assignment of Trademark
*	10.4	Lock-up Letter for Brian Power
*	10.5	Lock-up Letter for John C. Power
*		Lock-up Letter for J. Andrew Moorer
*	10.7	Amended Fund Escrow Agreement
*	10.8	Lease Agreement with Golden West Brewing Company
*	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
*	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
*	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
*	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
*	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
*	10.14	Amended and Restated Assignment and Assumption
*	10.15	August 7, 1998 Distribution Agreement
*	10.16	Territorial Agreement
*	10.17	November 4, 2002 Distribution Agreement
*	10.18	June 1, 2001 Authorization
*	10.19	July 22, 2004 Authorization
*	10.20	September 1, 2005 Authorization
*	10.22	Second Amended Fund Escrow Agreement
*	10.23	Contract with New Zealand Hops, Ltd., 2006
*	10.24	Contract with New Zealand Hops, Ltd., 2007
*	10.25	Second Amended and Restated Assignment and Assumption
*	10.26	Third Amended Fund Escrow Agreement
*	10.27	Secured Promissory Note with John C. Power
*	10.28	Secured Promissory Note with Power Curve, Inc.
*	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
*	21.0	List of Subsidiaries
**	31	Certification
**	32	Certification pursuant to 18 U.S.C.. Section 1350

_________________

*	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

**	Filed herewith.
Reports on Form 8-K

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

        We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Board of Directors has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the Board of Directors. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

        The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its principal accountant, for each of the last two fiscal years:
	2005	2004

Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.

	$ 23,000	$ 25,000
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	13,000	14,000
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees paid or accrued to our principal accountants	$ 36,000	$ 39,000

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.
GOLDEN WEST BREWING COMPANY, INC.

Date: April 17, 2006	By:/s/ John C. Power John C. Power, President, Chief Financial Officer, Principal Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ John C. Power John C. Power	President, Chief Financial Officer, Principal Accounting Officer & Director	April 17, 2006

/s/ Brian Power Brian Power	Director	April 17, 2006

/s/ J. Andrew Moorer J. Andrew Moorer	Director	April 17, 2006