Form 10QSB
period 2006-03-31
Golden West Brewing Company, Inc.
filed 2006-05-19
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from _________to __________

Commission file number 000-51808

GOLDEN WEST BREWING COMPANY, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	90-0158978
(State or other jurisdiction	I.R.S. Employer
of incorporation or organization)	Identification number

945 West 2nd Street, Chico, CA	95928
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (530) 894-7906

__________________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

As of May 15, 2006, the Registrant had 2,000,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [ X ]

	INDEX
	PART I -- FINANCIAL INFORMATION
Item 1.	Financial Statements	Page
	Consolidated Balance Sheet as of December 31, 2005 and March 31,	4
	2006 (unaudited)
		Consolidated Statements of Operations for the three months ended
		March 31, 2006 and March 31, 2005 (unaudited)	5

		Consolidated Statement of Stockholdres’ Equity
		March 31, 2006 (unaudited)	6

		Consolidated Statements of Cash Flows for the three months ended
		March 31, 2006 and March 31, 2005 (unaudited)	7

		Notes to Consolidated Financial Statements (unaudited)	8

Item	2.	Management's Discussion and Analysis of Financial Condition and Results of
		Operations

		Plan of Operations	18

		Liquidity and Capital Resources	23

Item	3.	Controls & Procedures	26

		PART II - OTHER INFORMATION

Item	1.	Legal Proceedings	28

Item	2.	Changes in Securities	28

Item	3.	Defaults Upon Senior Securities	28

Item	4.	Submission of Matters to a Vote of Security Holders	28

Item	5.	Other Information	28

Item	6.	Exhibits and Reports on Form 8-K	28

2

PART 1. FINANCIAL INFORMATION Item 1. Financial Statements

The consolidated financial statements included herein have been prepared by Golden West Brewing Company, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations. In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2005 and March 31, 2006, and its results of operations for the three month periods ended March 31, 2006 and 2005 and its cash flows for the three month periods ended March 31, 2006 and 2005 and the statement of stockholder’s equity as of March 31, 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET AS OF

ASSETS		(unaudited)
Current Assets:	December 31, 2005	March 31, 2006
Cash and cash equivalents	$ 10,837	$ -
Accounts receivable, net of allowance for doubtful
accounts of $659	109,168	106,088
Inventory (Note 1 )	118,773	151,485
Prepaid Expenses	8,833	16,421
Total current assets	247,611	273,994

Fixed Assets:
Property and equipment, net of accumulated depreciation of $8,722	280,364	279,970
and $15,264 March 31, 2006, respectively

Other Assets:
Deferred Offering Costs (Note 6 )	150,000	150,000
Goodwill (Notes 1 & 9 )	472,503	472,503
Intangibles, net of accumulated amortization	27,085	28,834
Other assets	947	2,651

Total other assets	650,535	653,988

Total Assets	$ 1,178,510	$ 1,207,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Checks written in excess of available funds	$ -	$ 950
Accounts payable	222,188	255,681
Accrued expenses	196,740	208,862
Lines of credit payable (Note 2)	36,447	35,471
Notes payable - other, current portion (Note 2)	4,434	4,534
Notes payable, related party, current portion (Note 2)	26,984	146,334

Total current liabilities	$ 486,793	$ 651,832

Long-term liabilities:
Notes payable, net of current portion (Note 2)	17,492	16,320
Notes payable - related party, net of current portion (Note 2)	405,000	405,000

Total long-term liabilities	422,492	421,320
Common stock issued subject to rescission (Notes 5 & 11)	10,000	10,000
Total Liabilities	$ 919,285	$ 1,083,152

Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 10 and 11)
Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares
authorized, none issued and outstanding	-	-

Common Stock, $.0001 par value, 20,000,000 shares
authorized, 2,000,000 shares issued and
outstanding at December 31, 2005 and March 31, 2006	200	200
Additional paid-in capital	449,800	449,800
Accumulated (Deficit)	(190,775)	(325,200)
Total Stockholders' Equity	259,225	124,800

Total Liabilities and Stockholders' Equity	$ 1,178,510	$ 1,207,952

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 & 2005 (UNAUDITED)

	2006	2005

Revenues	$ 194,900	$ -
Less: Excise taxes	(10,020)	-

Net revenues	184,880	-

Cost of sales	126,611	-

Gross profit	58,269	-

Operating expenses:
Depreciation and amortization	7,824	-
Legal and accounting	41,578	6,666
Management compensation	19,807	-
Outside sales compensation	23,254	-
Rent	9,450	-
Selling expenses	23,726	-
Other	54,223	2,795

Total operating expenses	179,862	9,461

Operating (Loss)	(121,593)	(9,461)

Other Income (Expense):
Miscellaneous income	369
Interest expense	(13,201)	-

Total other (expense)	(12,832)	-

Net (Loss)	$ (134,425)	$ (9,461)

Net (Loss) Per Share	$ (.07)	$ (.01)

Weighted Average Shares Outstanding	$ 2,000,000	$1,500,000

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

MARCH 31, 2006 (UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares Amount		Shares	Amount	Capital	(Deficit)	Totals
Balance, inception	-	$-	-	$ -	$ -	$-	$-

Stock issued for assets at
$0.15	-	-	400,000	40	59,960	-	60,000

Stock issued for cash at $0.25
	-	-	300,000	30	74,970	-	75,000

Net (loss)	-	-	-	-	-	(447)	(447)

Balance, December 31,
2003	-	-	700,000	70	134,930	(447)	134,553

Stock issued for cash at $0.25	-	-	800,000	80	199,920	-	200,000

Net (loss)	-	-	-	-	-	(62,543)	(62,543)

Balance, December 31, 2004
	-	-	1,500,000	150	334,850	(62,990)	272,010

Stock issued for conversion of
liabilities at $0.25
	-	-	120,000	12	29,988		30,000

Stock issued for acquisition of	-	-	200,000	20	49,980	-	50,000
Butte Creek at $0.25

Stock issued for conversion of			180,000	18	44,982		45,000
liabilities at $0.25

Stock issued for conversion of					(10,000)
liabilities subject to recission

Net (Loss)	-	-	-	-	-	(127,785)	(127,785)

Balance, December 31, 2005	-	-	2,000,000	200	449,800	(190,775)	269,225

Net (Loss)	-	-	-	-	-	(134,425)	(134,425)

Balance, March 31, 2006	-	-	2,000,000	200	449,800	(325,200)	124,800

(Unaudited)

See accompanying notes to these financial statements
			6

GOLDEN WEST BREWING COMPANY AND SUBSIDARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net loss	$(134,425)	$(9,461)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	6,543	-
Amortization of intangibles	1,281	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	3,080	-
Inventories	(32,712)	-
Prepaid expenses and other receivables	(7,588)	-
Increase (decrease) in:
Checks written in excess of funds available	950	7,562
Accounts payable	33,493	(6,591)
Accounts payable – Related Party		87,900
Accrued Expenses	12,122	-

Net cash (used in) operating activities	(117,256)	79,410

Cash Flows from Investing Activities:
Equipment deposits		(15,600)
Investment in fixed assets	(6,149)
Investment in intangibles and other assets	(4,734)	-
Advances to Butte Creek		(76,000)
Net cash (used in) investing activities	(10,883)	(91,600)

Cash Flows from Financing Activities:
Proceeds from Paid-In Capital	-	-
Deferred offering costs	-	(13,000)
Net Increase in Advances and Notes Payable	117,302	25,190

Net cash provided by financing activities	117,302	12,190

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents, beginning of period	10,837	-
Cash and Cash Equivalents, end of period	$-	$-

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$13,201	$-

Issuance of stock for conversion of liabilities	$-	$30,000

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

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

Description of Business - Golden West Brewing Company, Inc., a Delaware Corporation, and its wholly-owned California subsidiary Golden West Brewing Company (hereinafter referred to as “The Company” on a consolidated basis) were formed in 2003 for the purpose of acquiring Butte Creek Brewing Company, LLC ("Butte Creek"). The acquisition of Butte Creek was completed on August 31, 2005.

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2005 and March 31, 2006, and its results of operations for the three month periods ended March 31, 2006 and 2005 and its cash flows for the three month periods ended March 31, 2006 and 2005 and the statement of stockholder’s equity as of March 31, 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB. All inter-company account balances and transactions are eliminated in consolidation.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At December 31, 2005 and March 31, 2006, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

2. Advances and Notes Payable:

On November 1, 2004, J. Andrew Moorer, a Director of the Company, made an uncollateralized advance of $8,750. The advance continues to be uncollateralized and due on demand. This advance started to accrue interest at 8% on January 1, 2006 and had accrued interest as of March 31, 2006 of $175.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party. The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008. As of March 31, 2006, the Tiffany Grace note had current maturities of $4,534 and a long-term maturity of $16,320. The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets. As of March 31, 2006, the Power Curve and Lone Oak notes had accrued interest of $2,023 and long-term maturities of $100,000.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc.($50,000), Lone Oak Vineyards, Inc.($50,000) and Tiffany Grace ($25,000) in September 2005 described above. As of March 31, 2006, these notes had current maturities of $0 and $0 respectively and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $4,838 and $2,025 respectively.

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

In the three months ended March 31, 2006, John Power and Power Curve, Inc. have made advances to the Company of $57,300 and $ 62,050 respectively. The advances are uncollateralized and due on demand

Lines of Credit

     The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 17.25% . The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's Managing Member and former general manager. The outstanding balance as of March 31, 2006 was $24,238.

     The Company assumed a $15,400 line of credit on a Butte Creek credit card with MBNA with interest at the rate of 29.98% . The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's managing member and our former general manager. The outstanding balance as of March 31, 2006 was $11,233.

	31-Dec-05	Current	LT	Interest Maturity
		Portion	Portion	Rate	Date	Collateralized
	Lines of Credit
	Atmore - MBNA	$11,233	0	29.98%	Demand	No
	Atmore - Wells Fargo	$24,238	0	17.25%	Demand	No
	Total	$35,471
	Notes Payable - Related Parties
	Power Curve, Inc.	$62,050	$50,000	9%	Sep-08	Yes
	Power Curve, Inc.		$90,000	9%	Dec-08	Yes
	John C. Power	$57,300	$215,000	9%	Dec-08	Yes
		Lone Oak Vineyards, Inc.	$50,000	9%	Sep-08	Yes
	J. Andrew Moorer	$8,750	0	8%	Demand	No
	R. Atmore, Jr.	$10,098	0	8%	Demand	No
	B. Detweiler	$8,136	0	8%	Demand	No
	Total	$146,334
	Notes Payable - Unaffiliated
	Tiffany Grace	$4,534	$16,320	9%	Mar-08	Yes

	TOTALS	$186,339	$421,320

3.	Related Party Transactions

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

Alta California Broadcasting, Inc. had acquired the domain name www.ales.com. On September 29, 2002, Four Rivers Broadcasting, Inc. filed a trademark application number 78169062 with the Unites States Patent and Trademark Office ("USPTO") for Mount Shasta Ale™ based on its intent to use the proposed mark. In 2003, Nova Redwood, LLC had advanced $59,500 to Butte Creek Brewing Company, LLC as part of a planned acquisition. In October 2003, the Alta Group decided to not pursue the acquisition of Butte Creek and sold the domain name www.ales.com, all rights to the Federal Trademark application for Mount Shasta Ale™ and the advances to Butte Creek for $60,000 to a group of five investors who became founding shareholders of the Company. Subsequently, the Company abandoned the trademark application pending with the USPTO for “Mount Shasta Ale”, and rather will rely upon common law trademark principles to protect its use of the mark.

(b) On December 1, 2003, an officer and director of the Company purchased a delivery vehicle (2003 Ford Van) for the purposes of assisting Butte Creek Brewing Company, LLC ("Butte Creek") maintain and expand its self-distribution capabilities. The vehicle is 100% utilized by Butte Creek as a delivery vehicle. The purchase price of the vehicle was $22,920.70 and was financed for 60 months with Ford Credit at an annual percentage rate of 5.99% . The payments on the vehicle are paid and expensed by the Company. The liability to Ford Credit is in the name of the officer and director of Golden West Brewing company, Inc. and is not recorded as a liability on these financial statements. There are no written agreements between the Company and the officer and director memorializing this transaction. The balance owing as of March 31, 2006 was $13,517.10.

(c) In July 2004, an officer and director of the Company purchased a delivery vehicle (2004 Ford Van) for the purpose of assisting Butte Creek maintain and expand its self-distribution capabilities. The vehicle is 100% utilized by Butte Creek as a delivery vehicle. The purchase price was $26,155.91 and was financed for 60 months with Ford Credit at an annual percentage rate of 0.90% . The payments on the vehicle are paid and expensed by the Company. The liability to Ford Credit is the name of the officer and director of the Company and is not recorded as a liability on these financial statements. There are no written agreements between the Company and the officer and director memorializing this transaction. The balance owing as of March 31, 2006 was $18,014.69.

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

(h) Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party. The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008. As of March 31, 2006, the Tiffany Grace note had current maturities of $4,534 and a long-term maturity of $16,320. The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets. As of March 31, 2006, the Power Curve and Lone Oak notes had accrued interest of $2,059 and $0 and long-term maturities of $50,000 and $50,000 respectively.

(i) On December 30, 2005, John Power converted $10,000 in outstanding advances to the Company into 40,000 shares of common stock.

(j) On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc.($50,000) and Tiffany Grace ($25,000) in September 2005 described above. As of March 31, 2006, these notes had accrued interest of $4,838 and $2,025 with no current maturities and long-term maturities of $215,000 and $90,000 respectively.

(k) Effective December 30, 2005, our attorney Clifford Neuman converted $25,000 in accrued fees payable into 100,000 shares of common stock at a conversion price of $.25 per share. The accrued fees were incurred in connection with this offering. Mr. Neuman immediately gifted the shares to his two children equally.

(l) In the three months ended March 31, 2006, John Power and Power Curve, Inc. have made advances to the Company of $57,300 and $62,050 respectively. The advances are unsecured and due on demand.

(m) Subsequent to March 31, 2006, John Power and Power Curve, Inc., have made advances to the Company of $5,000 and $31,360 respectively. The advances are unsecured and due on demand.

4. Operating Leases

Effective July 1, 2005, the Company entered into a five year lease for office and warehouse space in Chico, California for Butte Creek. The lease provides for initial monthly rents of $3,150, which will increase to $3,726 beginning July 2006 with increases per year subject to annual Consumer Price Index increases, and expires in 2010.

Future minimum lease payments under this lease are as follows:

Year Ending December 31,

2006	$41,256
2007	$44,712
2008	$44,712
2009	$44,712
2010	$44,712

5. Commitments & Contingencies

A. On December 30, 2005, an unsecured outstanding advance to the Company by an unaffiliated party in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the advance, amounting to $10,000 as of March 31, 2006, as a liability under amounts subject to rescission in the accompanying March 31, 2006 balance sheet. The shares issued are included in our total number of shares outstanding as of March 31, 2006. A contingency exists with respect this matter, the ultimate resolution of which cannot be determined at this time.

B. Delinquent Taxes & Rent

     At March 31, 2006 the Company had outstanding payroll tax liabilities of $50,029. Of these amounts $41,009 are considered delinquent.

     California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Bureau of Alcohol, Tobacco and Firearms ("BATF"), now the TTB, and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At March 31, 2006, the Company had alcohol related taxes payable to federal and state taxing authorities of $67,904. Of these amounts, $62,500 is considered delinquent. The detail of those taxes payable is as follows:

	March 31, 2006
Tax Agency	Due	Delinquent
Internal Revenue Service	$36,416	$30,900	Payroll Taxes
CA Employment Development Department	$13,613	$10,109	Payroll Taxes
Bureau of Alcohol, Tobacco and Firearms	$39,954	$35,324	Excise Tax
CA Board of Equalization	$5,751	$4,413	Excise Tax
CA Department of Conservation	$24,559	$23,785	CRV Tax
Butte County & CA Franchise Tax Board	$18,170	$18,170	Property & Franchise Taxes

     Most of these delinquent payables have been assumed by the Company in connection with our acquisition of Butte Creek as the continuation of regulatory compliance is material to the Company's ability to continue as a going concern. Continued operations could be severely impaired should the TTB or any other governmental agency seek to collect any of the delinquent payables before we are able to pay them.

     At March 31, 2006 the Company had outstanding rent obligations on our operating facility of $17,950. We have entered into a verbal forbearance agreement with the landlord whereby the landlord will not proceed with collection actions to enforce its rights under the lease as long as the Company pays current rent and 8% interest on the outstanding rent obligation timely.

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

6. Deferred Offering Costs:

As of March 31, 2006, the Company had incurred $198,122.50 related to the pending public offering of its securities. The Company has carried $150,000 of the costs as deferred offering costs and has expensed $11,295 in its fiscal 2005 and $36,827.50 in the 3 months ended March 31, 2006. If the offering is successful, the deferred offering costs will be charged against the proceeds. All legal and accounting costs incurred in excess of $150,000 will be charged as an expense. Management believes this is the maximum amount of offering costs that should be charged against the proceeds for an offering of this size.

The Company's SB-2 registration statement was declared effective by the Securities and Exchange Commission on February 14, 2006. The offering consists of a minimum of 400,000 shares at $0.50 per share and a maximum of 1,000,000 shares at $0.50 per share. To date, no shares have been sold in the offering.

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

On December 30, 2005, an uncollateralized outstanding advance to the Company by an unaffiliated party in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the advance, amounting to $10,000 as of March 31, 2006, as a liability under amounts subject to rescission in the accompanying March 31, 2006 balance sheet. The 40,000 shares issued are included in our total number of shares outstanding as of March 31, 2006. A contingency exists with respect this matter, the ultimate resolution of which cannot be determined at this time.

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

Significant components of the Company's net deferred income tax asset are as follows:

	March	December	December
	31, 2006	31,2005	31, 2004
Net operating losses carry forward	$ 134,425	$191,000	$63,000
Deferred income tax allowance	(24,869)	(35,335)	(11,700)
Net deferred income tax asset	$ -	$-	$-

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for all periods presented is as follows:

Tax (benefit) at Federal statutory rate	(15.00)%
State tax (benefit) net of Federal benefit	(3.50)
Valuation allowance	18.50
Tax provision (benefit)	-

9. Acquisition

On August 31, 2005, the Company acquired all the assets and certain liabilities of Butte Creek Brewing Company, LLC (Butte Creek). The results of Butte Creek's operations have been included in the consolidated financial statements since that date. Butte Creek was a manufacturer of craft beers, specializing in organic beers. The Company made the acquisition to become an organic craft brewer and expects to continue to produce organic craft beers and to market them strategically in niche markets to capitalize on dedication to the use of organic ingredients.

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

11. Subsequent Events:

A. Subsequent to March 31, 2006, John Power and Power Curve, Inc., have made advances to the Company of $5,000 and $31,360 respectively. The advances are unsecured and due on demand.

B. The general manager of our brewery, Tom Atmore, resigned his position effective March 31, 2006. Mr. Atmore will serve as a consultant for a period of 90 days thereafter.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

     Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996. It specializes in brewing certified organic craft beers. Upon completion of the proposed initial public offering, we hope to increase our production, increase sales and reduce our operating losses, although there is no assurance that we can achieve these goals. In 2005, we doubled our production capacity from 4,000 barrels per year to approximately 8,000 barrels per year with the acquisition of two 80 barrel fermentation tanks and one 80 barrel conditioning or "brite" tank. We still face operational challenges as our sales and production levels increase. The following are the key issues and challenges facing the Company:

•	Sales. We believe that our minimum level of sales for our operating subsidiary, Butte Creek, to break-even is $100,000 per month. Butte Creek has only achieved this level of sales during a month once in its history. It is critical for us to improve our sales so that we can achieve at least a break-even operating level. There is no assurance that we will be able to achieve this level of sales, or if we achieve it, that we will be able to maintain it. Our business plan is to (a) introduce new products (b) add new sales territories and (c) increase our penetration in existing territories.

Increase Gross Profit Margin. In addition, our gross profit margin must be increased to at least 35% of sales. Our plan is to take advantage of our increased production capacity and increase our production which we believe will lower our average cost per barrel of beer produced. Also, we are trying to improve our product mix with higher margin products. Finally, we raised our prices in early 2006 and believe they will need to be raised again in January 2007. There is no assurance that we will be successful in implementing our plan to increase our gross profit margin.

Control Selling, General & Administrative Expenses. In addition to raising sales, we must control our expenditures to achieve a break-even operating level. We have taken steps to reduce our monthly operating expenses by reducing our employee head-count.

•	Working Capital Shortage. Our history of working capital deficiencies make it difficult to build finished inventory. We owe delinquent taxes to several Federal and State agencies. In addition, we have increased our production capacity and launched new products that will require increased levels of inventory.

•	Lack of Marketing Materials. We have very limited marketing budgets and are not competitive with other breweries of our size in the amount and quality of marketing materials needed to support our distribution network.

•	Continued Operating Losses. Our history of operating losses makes it difficult to raise capital for our working capital needs.

•	Lack of Inventory Controls. We need to improve our control and management of our finished inventory to reduce the amount of shrinkage we have experienced due, we believe, to unsupervised employees. We do not believe our lack of inventory control has materially impacted our business. We conduct physical inventories on a monthly basis and recently upgraded our accounting software to improve our inventory control. If these measures do not provide improved inventory controls, we would expect our margins to erode and our sales to decline.

     Both Golden West and Butte Creek have sustained losses from operations. Golden West has a working capital deficit which raise substantial doubts about their ability to continue as a going concern. Our audited financial statements have received going concern qualifications from our Independent Registered Public Accounting Firm.

     The following discussion and analysis is for the three month period ended March 31, 2006 and should be read in conjunction with the Notes thereto of Golden West Brewing Company, Inc. financial statements We were a development stage entity prior to our acquisition of Butte Creek on August 31, 2005.

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

     Under the principals of integration, two or more offerings of securities may be integrated and deemed to be one offering under certain circumstances. Factors considered in determining whether offers and sales of securities should be integrated are:

•	Whether the sales are part of a single plan of financing;

•	Whether the sales involve the issuance of the same class of securities;

•	Whether the sales have been made at or about the same time;

•	Whether the same type of consideration is being received; and,

•	Whether the sales were made for the same general purpose.

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

Operating and Financial Review and Prospects

Operating Results

For the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005:

SALES. Net sales for the quarter ended March 31, 2006 were $184,880 compared to $0.00 in the quarter ended March 31, 2005. The increase was due to our acquisition of Butte Creek which occurred on August 31, 2005. Our sales by segment consisted of:

Case Beer Sales	87.9%
Draft Beer Sales	8.7%
Contract Brewing	3.4%

COST OF GOODS SOLD. Cost of goods sold for the quarter ended March 31, 2006 was $126,611 or 68.5% of net sales. There was no comparison to fiscal 2004 as we were still a development stage company in the corresponding period. Our cost of goods sold for each segment was:

Case Beer Sales                   64.3%

Draft Beer Sales	44.5%
Contract Brewing	78.4%

In addition we had $2,315 in shipping costs that were not allocated to any segment but was part of our cost of goods sold.

GROSS PROFIT. Gross profit for the quarter ended March 31, 2006 was $58,269 or 31.5% of net sales. Our goal is to increase our gross profit to at least 35% of net sales. There was no comparison to fiscal 2004 as we were still a development stage company in the corresponding period.

OPERATING EXPENSES. Total operating expenses increased $170,401 or 1800% to $179,862 for of the quarter ended March 31, 2006 compared to $9,461 in the quarter ended March 31, 2005. The increase was primarily due to our acquisition of Butte Creek in 2005. In addition, we had $36,828 in legal and accounting costs that were expensed in the quarter related to our self-underwritten public offering that commenced on February 14, 2006.

Components of operating expenses were:

•	Depreciation & Amortization expense was $7,824 for the quarter ended March 31, 2006. The increase was the result of tangible and intangible assets acquired from Butte Creek on August 31, 2005 and additional brewing equipment acquired in 2005. We did not own any assets in the first quarter of 2005 that were subject to depreciation or amortization.

•	Management compensation was $19,807 for the quarter ended March 31, 2006 compared to zero in the corresponding quarter ended March 31, 2005. The increase was solely related to our acquisition of Butte Creek on August 31, 2005.

•	Rent expense was $9,450 for the quarter ended March 31, 2006 compared to zero in the corresponding quarter in 2005. The increase was the rent paid for our Chico, California brewery during the period which we did not operate until our acquisition of Butte Creek on August 31, 2005.

•	Selling expense was $23,726 for the quarter ended March 31, 2006 compared to zero in the prior fiscal year. The increase was due to our acquisition of Butte Creek on August 31, 2005.

•	Outside Sales Compensation was $23,254 for the quarter ended March 31, 2006 compared to zero in the prior fiscal year. The increase was the result of purchase of Butte Creek on August 31, 2005.

•	Other General & Administrative Operating Expenses increased $51,428 or 1,840% for quarter ended March 31, 2006 compared to $2,795 for the quarter ended March

31, 2005. The increase was a result of our acquisition of Butte Creek in 2005. This categories primary components are insurance, payroll and payroll related expenses.

OPERATING LOSS. The operating loss for the quarter ended March 31, 2006 increased $112,132 or 1185% to $121,593 from $9,461 compared to the corresponding quarter ended March 31, 2005 as a result of our acquisition of Butte Creek on August 31, 2005. In addition, we have incurred substantial legal and accounting expense in the quarter related to our pending public offering.

OTHER INCOME & EXPENSE. Total other expense was $12,832 for the quarter ended March 31, 2006 compared to zero for the corresponding quarter ended March 31, 2005. The primary component was interest expense of $13,201 related to debt that was incurred as part of the Butte Creek acquisition on August 31, 2005.

NET LOSS. Net loss increased $124,964 or 1320% to $134,425 for the quarter ended March 31, 2006 compared to $9,461 for the corresponding period of 2005. The increase in our net loss was a result of the operating losses incurred by Butte Creek in the first quarter of 2006. We did not own Butte Creek in the first quarter of 2005. In addition, we incurred $36,828 in legal and accounting costs during the quarter related to our pending self-underwritten public offering.

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

     The minimum net proceeds of our pending self-underwritten public offering should satisfy our working capital requirements for approximately three months; if the maximum offering is sold, the proceeds should be sufficient to satisfy our working capital needs for nine months. We have no commitments, understandings or arrangements for any additional working capital. If this offering is not successful, or if we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

     We had no cash and cash equivalents and a negative working capital of $377,838 at March 31, 2006. Our long-term debt was $421,320 at March 31, 2006. We do not have sufficient cash on hand or available credit facilities to continue operations for more than 30 days and are dependent upon the completion of this offering to provide adequate working capital to continue operations. In the interim, we have raised capital through the sales of unregistered securities and advances and/or loans from its officers and directors to acquire Butte Creek, and fund its operations after its acquisition. There are no assurances that we will be able to secure additional capital to maintain the operations of Butte Creek until the proposed initial public offering is completed.

     During the quarter ended March 31, 2006, the Company's capital expenditures totaled $6,551.

Available Credit

     The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 16.25% . The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's Managing Member and former general manager. The outstanding balance as of March 31, 2006 was $24,238

     The Company assumed a $15,400 line of credit on a Butte Creek credit card with MBNA with interest at the rate of 29.98% . The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's managing member and our former general manager. The outstanding balance as of March 31, 2006 was $11,233.

Notes Payable

     On November 1, 2004, J. Andrew Moorer, a Director of the Company, made an uncollateralized advance of $8,750. This advance started to accrue interest at 8% on January 1, 2006. Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party. The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008. As of December 31, 2005, the Tiffany Grace note had current maturities of $4,336 and a long-term maturity of $18,638. The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets. As of March 31, 2006, the Power Curve and Lone Oak notes had accrued interest of $2,059 and long-term maturities of $100,000.

     On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($50,000) and Tiffany Grace ($25,000) in September 2005 described above. As of March 31, 2006, these notes had accrued interest of $4,838 and $2,025 respectively and long-term maturities of $215,000 and $90,000 respectively.

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

     Subsequent to March 31, 2006, John Power and Power Curve, Inc., have made advances to the Company of $5,000 and $31,360 respectively. The advances are unsecured and due on demand.

Delinquent Taxes & Rent

     Delinquent Taxes & Rent

     At March 31, 2006 the Company had outstanding payroll tax liabilities of $50,029. Of these amounts $41,009 are considered delinquent.

     California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Bureau of Alcohol, Tobacco and Firearms ("BATF"), now the TTB, and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At March 31, 2006, the Company had alcohol related taxes payable to federal and state taxing authorities of $67,904. Of these amounts, $62,500 is considered delinquent. The detail of those taxes payable is as follows:

	March 31, 2006
Tax Agency	Due	Delinquent
Internal Revenue Service	$36,416	$30,900	Payroll Taxes
CA Employment Development Department	$13,613	$10,109	Payroll Taxes
Bureau of Alcohol, Tobacco and Firearms	$39,954	$35,324	Excise Tax
CA Board of Equalization	$5,751	$4,413	Excise Tax
CA Department of Conservation	$24,559	$23,785	CRV Tax
Butte County & CA Franchise Tax Board	$18,170	$18,170	Property & Franchise Taxes

     Most of these delinquent payables have been assumed by the Company in connection with our acquisition of Butte Creek as the continuation of regulatory compliance is material to the Company's ability to continue as a going concern. Continued operations could be severely impaired should the TTB or any other governmental agency seek to collect any of the delinquent payables before we are able to pay them.

     At March 31, 2006 the Company had outstanding rent obligations on our operating facility of $17,950. We have entered into a verbal forbearance agreement with the landlord whereby the landlord will not proceed with collection actions to enforce its rights under the lease as long as the Company pays current rent and 8% interest on the outstanding rent obligation timely.

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

ITEM 3. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed.

Item 3. Defaults Upon Senior Securities

None, except as previously disclosed.

Item 4. Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5.

Other Information

None, except as previously disclosed.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.	Certification

32.	Certification pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K

Current Report on Form 8-K, Items 5.02 and 9.01, dated March 31, 2006, as filed with the Commission on April 6, 2006.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN WEST BREWING COMPANY, INC.

Date: May 19, 2006 By:/s/ John C. Power

John C. Power, President, Chief Financial Officer, Principal Accounting Officer