Form 10QSB
period 2006-06-30
Golden West Brewing Company, Inc.
filed 2006-08-17
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from             to __________

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

Yes  [ X ]    No [    ]

As of August 15, 2006, the Registrant had 2,408,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits and Reports on Form 8-K	32

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Golden West Brewing Company, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2005 and June 30, 2006, and its results of operations for the three and six month periods ended June 30, 2006 and 2005 and its cash flows for the six month periods ended June 30, 2006 and 2005 and the statement of stockholder’s equity as of June 30, 2006.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AS OF ASSETS (unaudited)
Current Assets:	December 31, 2005	June 30, 2006
Cash and cash equivalents	$ 10,837	$ 11,577
Accounts receivable, net of allowance for doubtful accounts of $659	109,168
		122,644
Inventory (Note 1 )	118,773	165,931
Prepaid Expenses	8,833	10,316
Total current assets	247,611	310,468

Fixed Assets:
Property and equipment, net of accumulated depreciation of $8,722 and $15,264 December 31 and June 30, 2006, respectively	280,364	281,879

Other Assets:
Deferred Offering Costs (Note 6 )	150,000	150,000
Goodwill (Notes 1 & 9 )	472,503	472,503
Intangibles, net of accumulated amortization	27,085	29,011
Other assets	947	7,788
Total other assets	650,535	659,302
Total Assets	$1,178,510	$1,251,649
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 222,188	$ 341,915
Accrued expenses	196,740	231,269
Lines of credit payable (Note 2)	36,447	35,613
Notes payable - other, current portion (Note 2)	4,434	4,637
Notes payable, related party, current portion (Note 2)	26,984	213,594
Total current liabilities	$ 486,793	$ 827,028
Long-term liabilities:
Notes payable, net of current portion (Note 2)	17,492	15,121
Notes payable - related party, net of current portion (Note 2)	405,000	405,000
Total long-term liabilities	422,492	420,121
Common stock issued subject to rescission (Note 5)	10,000	10,000
Total Liabilities	$ 919,285	$1,257,149
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 10 and 11)
Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-
		-
Common Stock, $.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding at December 31, 2005 and June 30, 2006	200

		200
Additional paid-in capital	449,800	449,800
Accumulated (Deficit)	(190,775)	(455,500)
Total Stockholders' Equity	259,225	(5,500)
Total Liabilities and Stockholders' Equity	$1,178,510	$1,251,649

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenues	$ 282,630	$ -	$ 477,530	$ -
Less: Excise taxes	(13,477)	-	(23,497)	-
Net revenues	269,153	-	454,033	-

Cost of sales	196,232	-	322,891	-

Gross profit	72,921	-	131,142	-

Operating expenses:
Depreciation and amortization	7,793	-	15,617	-
Legal and accounting	49,954	2,311	91,532	8,977
Management compensation	30,550	-	50,357	-
Outside sales compensation	9,721	-	32,562	-
Rent	9,450	-	18,900	-
Selling expenses	20,448	-	44,588	-
Other	59,544	4,104	113,767	6,899
Total operating expenses	187,460	6,415	367,323	15,876

Operating (Loss)	(114,539)	(6,415)	(236,181)	(15,876)

Other Income (Expense):
Miscellaneous income	518	-	887	-
Interest expense	(16,231)	-	(29,432)	-
Total other (expense)	(15,713)	-	(28,545)	-

Net (Loss)	$ (130,252)	$ (6,415)	$ (264,726)	$ (15,876)

Net (Loss) Per Share	$ (.065)	$ (.004)	$ (.13)	$ (.01)

Weighted Average Shares Outstanding	2,000,000	1,500,000	2,000,000	1,500,000

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
JUNE 30, 2006 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Balance, inception	-	$ -	-	$ -	$ -	$ -	$ -

Stock issued for assets at $0.15	-	-	400,000	40	59,960	-	60,000

Stock issued for cash at $0.25	-	-	300,000	30	74,970	-	75,000

Net (loss)	-	-	-	-	-	(447)	(447)
Balance, December 31, 2003	-	-	700,000	70	134,930	(447)	134,553

Stock issued for cash at $0.25	-	-	800,000	80	199,920	-	200,000

Net (loss)	-	-	-	-	-	(62,543)	(62,543)

Balance, December 31, 2004	-	-	1,500,000	150	334,850	(62,990)	272,010

Stock issued for conversion of liabilities at $0.25	-	-	120,000	12	29,988	-	30,000

Stock issued for acquisition of Butte Creek at $0.25	-	-	200,000	20	49,980	-	50,000

Stock issued for conversion of liabilities at $0.25	-	-	180,000	18	44,982	-	45,000

Stock issued for conversion of liabilities subject to recission	-	-	-	-	(10,000)	-	-

Net (Loss)	-	-	-	-	-	(127,785)	(127,785)

Balance, December 31, 2005	-	-	2,000,000	200	449,800	(190,775)	269,225

Net (Loss)	-	-	-	-	-	(264,725)	(264,725)
Balance, June 30, 2006 (Unaudited)	-	-	2,000,000	200	449,800	(455,500)	(5,500)

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net loss	$ (264,726)	$ (15,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,086	-
Amortization of intangibles	2,531	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(11,472)	-
Inventories	(47,158)	-
Prepaid expenses and other receivables	(3,487)	-
Increase (decrease) in:
Checks written in excess of funds available	-	4,659
Accounts payable	119,727	11,751
Accounts payable – Related Party	186,610	169,585
Accrued Expenses	34,529	-

Net cash derived from operating activities	29,640	170,119

Cash Flows from Investing Activities:
Investment in fixed assets	(14,601)	-
Investment in intangibles and other assets	(11,298)	(1,335)
Advances to Butte Creek		(123,256)
Net cash (used in) investing activities	(25,899)	(124,591)

Cash Flows from Financing Activities:
Deferred offering costs	-	(69,526)
Net Increase (Decrease) in Notes Payable	(3,001)	23,998
Net cash provided by financing activities	(3,001)	(45,582)

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents, beginning of period	10,837	-
Cash and Cash Equivalents, end of period	$ 11,577	$ -
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 29,432	$ -
Issuance of stock for conversion of liabilities	$ -	$ 30,000

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2005 and June 30, 2006, and its results of operations for the three month and six month periods ended June 30, 2006 and 2005 and its cash flows for the three month periods ended June 30, 2006 and 2005 and the statement of stockholder’s equity as of June 30, 2006.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.  All inter-company account balances and transactions are eliminated in consolidation.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At December 31, 2005 and June 30, 2006, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

2.     Advances and Notes Payable:

On November 1, 2004, J. Andrew Moorer, a Director of the Company, made an uncollateralized advance of $8,750.  The advance continues to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006 and had accrued interest as of June 30, 2006 of $350.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.   The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.   As of June 30, 2006, the Tiffany Grace note had current maturities of $4,637 and a long-term maturity of $15,121.     The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.   As of June 30, 2006, the Power Curve and Lone Oak notes had accrued interest of $4,757 and long-term maturities of $100,000.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc.($50,000), Lone Oak Vineyards, Inc.($50,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of June 30, 2006, these notes had current maturities of $0 and $0 respectively and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $9,675 and $4,050 respectively.

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

In the six months ended June 30, 2006, John Power and Power Curve, Inc. have made advances to the Company of $87,200 and $ 99,410 respectively. The advances are uncollateralized and due on demand

Lines of Credit

     The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 17.25%. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's Managing Member and former general manager. The outstanding balance as of  June 30, 2006 was $24,156.

       The Company assumed a $15,400 line of credit on a Butte Creek credit card with MBNA with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's managing member and our former general manager. The outstanding balance as of  June 30, 2006 was $11,457.

	Current	LT	Interest	Maturity
	Portion	Portion	Rate	Date	Collateralized
Lines of Credit
Atmore - MBNA	$11,457	0	29.98%	Demand	No
Atmore - Wells Fargo	$24,156	0	17.25%	Demand	No
Total	$35,613
Notes Payable - Related Parties
Power Curve, Inc.	$99,410	$ 50,000	9%	Sep-08	Yes
Power Curve, Inc.		$ 90,000	9%	Dec-08	Yes
John C. Power	$87,200	$215,000	9%	Dec-08	Yes
Lone Oak Vineyards, Inc.		$ 50,000	9%	Sep-08	Yes
J. Andrew Moorer	$ 8,750	0	8%	Demand	No
R. Atmore, Jr.	$10,098	0	8%	Demand	No
B. Detweiler	$ 8,136	0	8%	Demand	No
Total	$213,594
Advances Payable - Related Parties
John C. Power	$87,200	0	0%	Demand	No
Power Curve, Inc.	$99,410	0	0%	Demand	No
Total	$186,610
Notes Payable - Unaffiliated
Tiffany Grace	$ 4,637	$15,121	9%	Mar-08	Yes

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

(b)     On December 1, 2003, an officer and director of the Company purchased a delivery vehicle (2003 Ford Van) for the purposes of assisting Butte Creek Brewing Company, LLC ("Butte Creek") maintain and expand its self-distribution capabilities. The vehicle is 100% utilized by Butte Creek as a delivery vehicle. The purchase price of the vehicle was $22,920.70 and was financed for 60 months with Ford Credit at an annual percentage rate of 5.99%. The payments on the vehicle are paid and expensed by the Company.  The liability to Ford Credit is in the name of the officer and director of Golden West Brewing company, Inc. and is not recorded as a liability on these financial statements. There are no written agreements between the Company and the officer and director memorializing this transaction. The balance owing as of June 30, 2006 was $12,381.15.

(c)     In July 2004, an officer and director of the Company purchased a delivery vehicle (2004 Ford Van) for the purpose of assisting Butte Creek maintain and expand its self-distribution capabilities. The vehicle is 100% utilized by Butte Creek as a delivery vehicle. The purchase price was $26,155.91 and was financed for 60 months with Ford Credit at an annual percentage rate of 0.90%. The payments on the vehicle are paid and expensed by the Company.  The liability to Ford Credit is the name of the officer and director of the Company and is not recorded as a liability on these financial statements. There are no written agreements between the Company and the officer and director memorializing this transaction. The balance owing as of June 30, 2006 was $16,738.48.

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

(h)    Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March

2005 from Tiffany Grace, an unaffiliated party.   The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.   As of June 30, 2006, the Tiffany Grace note had current maturities of $4,637 and a long-term maturity of $15,121.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.   As of June 30, 2006, the Power Curve and Lone Oak notes had accrued interest of $3,634 and $1,123 and long-term maturities of $50,000 and $50,000 respectively.

(i)      On December 30, 2005, John Power converted $10,000 in outstanding advances to the Company into 40,000 shares of common stock.

(j)     On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc.($50,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of June 30, 2006, these notes had accrued interest of $9,675 and $4,050 with no current maturities and long-term maturities of $215,000 and $90,000 respectively.

 (k)     Effective December 30, 2005, our attorney Clifford Neuman converted $25,000 in accrued legal fees payable into 100,000 shares of common stock at a conversion price of $.25 per share. Mr. Neuman immediately gifted the shares to his two adult children equally.

(l)     In the six months ended June 30, 2006, John Power and Power Curve, Inc. have made advances to the Company of $87,200 and $99,410 respectively. The advances are unsecured and due on demand.

(m)    Our President, John C. Power, has personally made short term advances to one of our distributors in Northern California.  This distributor accounted for 5.5% of our gross sales in the three month period ended June 30, 2006.

4.     Operating Leases

Effective July 1, 2005, the Company entered into a five year lease for office and warehouse space in Chico, California for Butte Creek. The lease provides for initial monthly rents of $3,150, which will increased to $3,726 in July 2006 with increases per year subject to annual Consumer Price Index increases, and expires in 2010.

Future minimum lease payments under this lease are as follows:

Year Ending December 31,

2006	$41,256
2007	$44,712
2008	$44,712
2009	$44,712
2010	$44,712

5.     Commitments & Contingencies

A.  On December 30, 2005, an unsecured outstanding advance to the Company by an unaffiliated party at that time in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the advance, amounting to $10,000 as of June 30, 2006, as a liability under amounts subject to rescission in the accompanying June 30, 2006 balance sheet.  The shares issued are included in our total number of shares outstanding as of June 30, 2006.  A contingency exists with respect this matter, the ultimate resolution of which cannot be determined at this time.

B. Delinquent Taxes & Rent

          At June 30, 2006 the Company had outstanding payroll tax liabilities of $49,432. Of these amounts $41,009 are considered delinquent.

          California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Bureau of Alcohol, Tobacco and Firearms ("BATF"), now the TTB, and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At June 30, 2006, the Company had alcohol related taxes payable to federal and state taxing authorities of $77,970.  Of these amounts, $63,921 is considered delinquent. The detail of those taxes payable is as follows:

	June 30, 2006
Tax Agency	Due	Delinquent
Internal Revenue Service	$36,709	$30,900	Payroll Taxes
CA Employment Development Department	$12,723	$10,109	Payroll Taxes
Bureau of Alcohol, Tobacco and Firearms	$43,550	$35,324	Excise Tax
CA Board of Equalization	$ 7,501	$ 4,812	Excise & Sales Tax
CA Department of Conservation	$26,919	$23,785	CRV Tax
Butte County & CA Franchise Tax Board	$23,959	$21,470	Property & Franchise Taxes

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

At June 30, 2006 the Company had outstanding rent obligations assumed from Butte Creek on our operating facility of $17,950.    The Landlord has made demand for payment of this amount no later than November 1, 2006.

6.     Deferred Offering Costs:

As of June 30, 2006, the Company had incurred $232,089 related to the then pending public offering of its securities. The Company has carried $150,000 of the costs as deferred offering costs and has expensed $11,295 in its fiscal 2005 and $70,794 in the six months ended June 30, 2006.   The deferred offering costs will be charged against the proceeds. All legal and accounting costs incurred in excess of $150,000 will be charged as an expense.

The Company's SB-2 registration statement and a post-effective amendment were declared effective by the Securities and Exchange Commission on February 14, 2006 and June 30, 2006, respectively.    The offering consisted of a minimum of 400,000 shares at $0.50 per share and a maximum of 1,000,000 shares at $0.50 per share.    The Company completed this offering on August 3, 2006 having sold 408,000 shares for gross proceeds of $204,000.

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

Effective December 30, 2005, our attorney Clifford Neuman converted $25,000 in accrued legal fees payable into 100,000 shares of common stock at a conversion price of $.25 per share.. Mr. Neuman immediately gifted the shares to his two adult children equally.

On December 30, 2005, an uncollateralized outstanding advance to the Company by an unaffiliated party at that time in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the advance, amounting to $10,000 as of June 30, 2006, as a liability under amounts subject to rescission in the accompanying June 30, 2006 balance sheet.  The 40,000 shares issued are included in our total number of shares outstanding as of June 30, 2006.  A contingency exists with respect this matter, the ultimate resolution of which cannot be determined at this time.

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

Significant components of the Company's net deferred income tax asset are as follows:

	June 30, 2006	December 31,2005	December 31, 2004
Net operating losses carry forward	$ 264,726	$ 191,000	$ 63,000
Deferred income tax allowance	(48,974)	(35,335)	(11,700)
Net deferred income tax asset	$________-	$ -	$ -

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

11.       Subsequent Events:

A.     The Company's SB-2 registration statement and a post-effective amendment were declared effective by the Securities and Exchange Commission on February 14, 2006 and June 30, 2006, respectively.    The offering consisted of a minimum of 400,000 shares at $0.50 per share and a maximum of 1,000,000 shares at $0.50 per share.    The Company completed this offering on August 3, 2006 having sold 408,000 shares for gross proceeds of $204,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

          Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996. It specializes in brewing certified organic craft beers.    In 2005, we doubled our production capacity from 4,000 barrels per year to approximately 8,000 barrels per year with the acquisition of two 80 barrel fermentation tanks and one 80 barrel conditioning or "brite" tank.  We still face operational challenges as our sales and production levels increase.  The following are the key issues and challenges facing the Company:

*

Sales.  We believe that our minimum level of sales for our operating subsidiary, Butte Creek, to break-even is $120,000 per month.  Butte Creek has never achieved this level of sales during a month in its history.  It is critical for us to improve our sales so that we can achieve at least a break-even operating level.  There is no assurance that we will be able to achieve this level of sales, or if we achieve it, that we will be able to maintain it.  Our sales enhancement plan is to (a) introduce new products (b) add new sales territories and (c) increase our penetration in existing territories.

*

Increase Gross Profit Margin.  In addition, our gross profit margin must be increased to at least 30% of sales.  Our plan is to take advantage of our increased production capacity and increase our production which we believe will lower our average cost per barrel of beer produced. Also, we are trying to improve our product mix with higher margin products. Finally, we raised our prices in early 2006 and believe they will need to be raised again in January 2007.  There is no assurance that we will be successful in implementing our plan to increase our gross profit margin.  Many of these strategies have contributed to an improvement in our gross profit margin but have been outweighed by negative contributing factors including raising raw material costs, contract brewing increasing as a percentage of total sales, inventory adjustments and shortages and packaging inefficiencies caused by an equipment problem.  As a result, we have reduced our short-term target gross profit margin to 30% from 35% and have raised our target break-even monthly sales level to $120,000 from $100,000.

*

Control Selling, General & Administrative Expenses.    In addition to raising sales, we must control our expenditures to achieve a break-even operating level.  We have taken steps to reduce our monthly operating expenses by reducing our employee head-count.  These savings have been off-set by wage increases for other remaining employees.

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

*

Lack of Inventory Controls.  We need to improve our control and management of our finished inventory to reduce the amount of shrinkage we have experienced due, we believe, to unsupervised employees.  We do not believe our lack of inventory control has materially impacted our business.  We conduct physical inventories on a monthly basis and upgraded our accounting software to improve our inventory control.  If these measures do not provide improved inventory controls, we would expect our margins to erode and our sales to decline.

          Both Golden West and Butte Creek which we acquired on August 31, 2005 have sustained losses from operations.  Golden West has a working capital deficit which raise substantial doubts about their ability to continue as a going concern. Our audited financial statements have received going concern qualifications from our Independent Registered Public Accounting Firm.

          The following discussion and analysis is for the three and six month periods ended June 30, 2006 and should be read in conjunction with the Notes thereto of Golden West Brewing Company, Inc. financial statements.  We were a development stage entity prior to our acquisition of Butte Creek on August 31, 2005.

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

         The transaction that may have caused such a violation of Section 5 is as follows:  In December, 2004, we made the initial filing of the registration statement of which this prospectus forms a part.  In June 2005, an unaffiliated third-party at that time, Bob Vogt, loaned us the sum of $10,000.  The loan was unsecured and undocumented.  It was our intention to repay the loan in a short period of time; however, we were unable to do so due to our lack of working capital.  In December 2005, in an effort to improve our balance sheet, we offered Mr. Vogt an opportunity to convert his $10,000 loan into shares of our common stock.  In December 2005, we effected the conversion of Mr. Vogt's loan into shares of our common stock in a transaction in which we relied upon an exemption from the registration requirements of the Securities Act contained in Section 4(2), which exempts transactions not involving a public offering.

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

Operating and Financial Review and Prospects

Operating Results

For the quarter ended June 30, 2006 compared to the quarter ended June 30, 2005:

SALES.  Gross Sales were $282,631 for the quarter ended June 30, 2006.  Sales net of excise taxes (“Net sales”) for the quarter ended June 30, 2006 were $269,153 compared to $0.00 in the quarter ended June 30, 2005.  The increase was due to our acquisition of Butte Creek which occurred on August 31, 2005.  Our sales by segment consisted of:

Case Beer Sales       75.7%

Draft Beer Sales      11.0%

Contract Brewing     13.3%

COST OF GOODS SOLD.  Cost of goods sold for the quarter ended June 30, 2006 was $196,232 or 72.9% of net sales.   There was no comparison to fiscal 2005 as we were still a development stage company in the corresponding period.  Our cost of goods sold for each segment was:

Case Beer Sales         69.1%

Draft Beer Sales        49.6%

Contract Brewing       77.5%

In addition we had $3,866 in freight costs that were not allocated to any segment but was part of our cost of goods sold.

Our cost of goods sold is the lowest in our draft beer sales and highest in contract brewing.  Our cost of goods sold was negatively impacted in the quarter by (a) increases in the cost of certain raw materials (b) contract brewing as a percentage of total sales (c) inventory adjustments and shortages and (d) packaging inefficiencies caused by an equipment problem.

GROSS PROFIT.  Gross profit for the quarter ended June 30, 2006 was $72,921 or 27.1% of net sales.  Our goal is to increase our gross profit to at least 30% of net sales.  There was no comparison to fiscal 2005 as we were still a development stage company in the corresponding period.

OPERATING EXPENSES.  Total operating expenses increased $181,045 or 2822% to $187,460 for of the quarter ended June 30, 2006 compared to $6,415 in the quarter ended June  30, 2005. The increase was primarily due to our acquisition of Butte Creek in 2005.  In addition, we had $45,261 in legal and accounting costs that were expensed in the quarter related to our public offering.

   Components of operating expenses were:

*

Depreciation & Amortization expense was $7,893 for the quarter ended June 30, 2006.  The increase was the result of tangible and intangible assets acquired from Butte Creek on August 31, 2005 and additional brewing equipment acquired in 2005. We did not own any assets in the first quarter of 2005 that were subject to depreciation or amortization.

*

Management compensation was $30,550 for the quarter ended June 30, 2006 compared to zero in the corresponding quarter ended June 30, 2005.  The increase was solely related to our acquisition of Butte Creek on August 31, 2005.

*

Rent expense was $9,450 for the quarter ended June 30, 2006 compared to zero in the corresponding quarter in 2005.   The increase was the rent paid for our Chico, California brewery during the period which we did not operate until our acquisition  of Butte Creek on August 31, 2005.

*	Selling expense was $20,448 for the quarter ended June 30, 2006 compared to zero in the prior fiscal year. The increase was due to our acquisition of Butte Creek on August 31, 2005.
*	Outside Sales Compensation was $9,721 for the quarter ended June 30, 2006 compared to zero in the prior fiscal year. The increase was the result of purchase of Butte Creek on August 31, 2005.
*

Other General & Administrative Operating Expenses increased $59,544 or 1,460%  for quarter ended June 30, 2006 compared to $2,795 for the quarter ended June 30, 2005.  The increase was a result of our acquisition of Butte Creek in 2005. This categories primary components are insurance, payroll and payroll related expenses.

OPERATING LOSS.  The operating loss for the quarter ended June 30, 2006 increased $108,124 or 1685% to $114,539 from $6,415 compared to the corresponding quarter ended June 30, 2005 as a result of our acquisition of Butte Creek on August 31, 2005.    In addition, we have incurred $45,621 in legal and accounting expense in the quarter related to our public offering.

OTHER INCOME & EXPENSE.  Total other expense was $15,713 for the quarter ended June 30, 2006 compared to zero for the corresponding quarter ended June 30, 2005.   The primary component

was interest expense of $16,231 related to debt assumed as part of the Butte Creek acquisition on August 31, 2005 and incurred to purchase equipment and sustain operations.

NET LOSS.  Net loss increased $123,837 or 1930% to $130,252 for the quarter ended June 30, 2006 compared to $6,415 for the corresponding period of 2005.    The increase in our net loss was a result of the operating losses incurred by Butte Creek in the second quarter of 2006. We did not own Butte Creek in the second quarter of 2005.  In addition, we incurred $45,261 in legal and accounting costs during the quarter related to our pending self-underwritten public offering.

For the six months ended June 30, 2006 compared to the six months  ended June 30, 2005:

SALES.  Gross Sales for the six months ended June 30, 2006 were $477,530.   Sales net of excise taxes (“Net Sales”) were $454,033 compared to $0.00 in the six months ended June 30, 2005.  The increase was due to our acquisition of Butte Creek which occurred on August 31, 2005.  Our sales by segment consisted of:

Case Beer Sales

80.6%

Draft Beer Sales

10.1%

Contract Brewing

 9.3%

COST OF GOODS SOLD.  Cost of goods sold for the six months ended June 30, 2006 was $322,891 or 71.1% of net sales.   There was no comparison to fiscal 2005 as we were still a development stage company in the corresponding period. .  Our cost of goods sold for each segment was:

Case Beer Sales         66.8%

Draft Beer Sales        47.8%

Contract Brewing       77.7%

In addition we had $6.180 in freight costs that were not allocated to any segment but was part of our cost of goods sold.

Our cost of good sold was negatively impacted in the quarter ended June 30, 2006 by (a) contract brewing as a percentage of total sales (b) inventory adjustments and shortages and (c) packaging inefficiencies caused by an equipment problem.   The higher cost of good sold in this period raised our overall cost of goods sold for the six month period ended June 30, 2006.

GROSS PROFIT.  Gross profit for the six months ended June 30, 2006 was $131,142 or 28.9% of net sales.  Our goal is to increase our gross profit to at least 30% of net sales.  There was no comparison to fiscal 2004 as we were still a development stage company in the corresponding period.

OPERATING EXPENSES.  Total operating expenses increased $351,447 or 2213% to $367,323 for of the six moinths ended June 30, 2006 compared to $15,876 in the six months ended June 30, 2005. The increase was primarily due to our acquisition of Butte Creek in 2005.  In addition, we had over

$90,000 in legal and accounting costs that were expensed in the six months ended June 30, 2006 related to our public offering that commenced on February 14, 2006 and ended on August  , 2006.

OPERATING LOSS.  The operating loss for the six months ended June 30, 2006 increased $220,305 or 1387% to $236,181 from $15,876 compared to the corresponding period ended June 30, 2005 as a result of our acquisition of Butte Creek on August 31, 2005.    In addition, we have incurred substantial legal and accounting expense in the quarter related to our public offering as described herein.

OTHER INCOME & EXPENSE.  Total other expense was $28,545 for the six months ended June 30, 2006 compared to zero for the corresponding period ended June 30, 2005.   The primary component was interest expense of $29,432 on debt assumed as part of the Butte Creek acquisition on August 31, 2005 or incurred to purchase equipment and sustain operations.

NET LOSS.  Net loss increased $248,850 or 1567% to $264,726 for the six months ended June 30, 2006 compared to $15,876 for the corresponding period of 2005.    The increase in our net loss was a result of the operating losses incurred by Butte Creek in the first six months of 2006. We did not own Butte Creek in the first six months of 2005.  In addition, we incurred over $90,000 in legal and accounting costs during this period related to our public offering that was completed in August 2006.

Liquidity and Capital Resources

          We have required capital principally for the purchase of Butte Creek and the funding of operating losses and working capital. To date, we have financed our capital requirements through the sale of equity and short and long-term borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful  The terms of future financings could be highly dilutive to existing shareholders.

          We have no commitments, understandings or arrangements for any additional working capital. If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

          We had $11,577 cash and cash equivalents and a negative working capital of $516,560 at June 30, 2006.  Our long-term debt was $420,121 at June 30, 2006.  We do not have sufficient cash on hand or available credit facilities to continue operations for more than 30 days and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. We have raised capital through the sales of unregistered securities and advances and/or loans from its officers and directors to acquire Butte Creek, and fund its operations after its acquisition.   There are no assurances that we will be able to secure additional capital to maintain operations.

          During the quarter ended June 30, 2006, the Company's capital expenditures totaled $8,453.

Available Credit

         The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 16.25%. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of June 30, 2006 was $24,156..

       The Company assumed a $15,400 line of credit on a Butte Creek credit card with MBNA with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of June 30, 2006 was $11,457.

Notes Payable

         On November 1, 2004, J. Andrew Moorer, a Director of the Company, made an uncollateralized advance of $8,750.  This advance started to accrue interest at 8% on January 1, 2006 and has accrued interest of $350 as of June 30, 2006.   Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.   The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.   As of December 31, 2005, the Tiffany Grace note had current maturities of $4,637 and a long-term maturity of $15,121.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of June 30, 2006, the Power Curve and Lone Oak notes had accrued interest of $4,757 and long-term maturities of $100,000.

         On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($50,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of June 30, 2006, these notes had accrued interest of $9,675 and $4,050 respectively and long-term maturities of $215,000 and $90,000 respectively.

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

         In the six months ended June 30.2006, John Power and Power Curve, Inc. have made advances to the Company of $87,200 and $99,410  respectively. The advances are uncollateralized and due on demand.

Delinquent Taxes & Rent

          Delinquent Taxes & Rent

          At June 30, 2006 the Company had outstanding payroll tax liabilities of $49,432. Of these amounts $41,009 are considered delinquent.

          California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Bureau of Alcohol, Tobacco and Firearms ("BATF"), now the TTB, and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At June 30, 2006, the Company had alcohol related taxes payable to federal and state taxing authorities of $77,970.  Of these amounts, $63,921 is considered delinquent. The detail of those taxes payable is as follows:

	June 30, 2006
Tax Agency	Due	Delinquent
Internal Revenue Service	$36,709	$30,900	Payroll Taxes
CA Employment Development Department	$12,723	$10,109	Payroll Taxes
Bureau of Alcohol, Tobacco and Firearms	$43,550	$35,324	Excise Tax
CA Board of Equalization	$ 7,501	$ 4,812	Excise & Sales Tax
CA Department of Conservation	$26,919	$23,785	CRV Tax
Butte County & CA Franchise Tax Board	$23,959	$21,470	Property & Franchise Taxes

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

       .At June 30, 2006 the Company had outstanding rent obligations assumed from Butte Creek in the acquisition on our operating facility of $17,950.    The Landlord has made demand for payment of this amount no later than November 1, 2006.

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

Recent Accounting Pronouncements

          There were various accounting standards and interpretations issued during 2006, 2005, 2004 and 2003, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

The Principal Executive Officer and Principal Financial Officer conducted an update review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that you file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act Rule 13a-15(e).  We initially became subject to the reporting requirements of Section 13a of the Exchange Act on February 16, 2006.   The principal deficiency in our disclosure controls and procedures is our lack of a dedicated Chief Financial Officer who is primarily responsible for our public disclosures and financial reporting. We intend to retain a qualified Chief Financial Officer if available working capital permits.    There have been no material changes in our internal controls or in other factors that could materially affect these controls subsequent to the date of the previously mentioned evaluation.

OTHER INFORMATION

Item 1.	Legal Proceedings

On March 15, 2006, we were notified that the California Department of Alcoholic Beverage Control had filed an Accusation alleging that we had violated California regulations by participating in a beer tasting at the Mt. Shasta Board & Ski Park, not sponsored by a non-profit. As a result, we entered into a consent  sanction consisting of a temporary suspension of ten days of our manufacturing license which was automatically stayed.

There are no material legal proceedings in which either we or any of our affiliates are involved which could have a material adverse effect on our business, financial condition or future operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

The following information is being provided pursuant to Item 701(f) of Regulation SB under the Securities Act of 1933, as amended (the “Securities Act”):

1.  The Company’s registration statement on Form SB-2, SEC File No. 333-121351 (the “Registration Statement”) was declared effective by the Securities and Exchange Commission on February 14, 2006.  Post Effective Amendment No. 1 to the Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission on June 30, 2006.  The Registration Statement registered for sale an aggregate of 1,000,000 shares of common stock to be offered by the Company to the public in a direct public offering, without the use of an underwriter, on a 400,000 share minimum, all or none (the “minimum offering”), 1,000,000 share maximum-basis (the “maximum offering”).

2.  The Offering commenced on February 14, 2006.

3.  Not applicable

4.      (i)  The Offering terminated on August 3, 2006 with the Company having sold an aggregate of 408,000 shares of common stock, 592,000 shares of common stock fewer than the maximum offering of 1,000,000 shares.

(ii)  There was no managing underwriter.

(iii)  The Registration Statement registered a maximum of 1,000,000 shares of common stock, $.0001 par value.

(iv)  The Registration Statement registered for sale to the public a maximum of 1,000,000 shares of common stock at a public offering price of $.50 per share.  The offering terminated on August 3, 2006, with the Company having sold an aggregate of 408,000 shares of common stock at a price of $.50 per share, or gross proceeds of $204,000.

(v)  As of June 30, 2006, the Company had incurred expenses totaling $232,089 related to the public offering of its securities.  The Company has carried $150,000 of the costs as deferred offering costs and has expensed the balance ($11,295 in fiscal 2005 and $70,794 in the six months ended June 30, 2006) as a current expense.  All legal and accounting costs incurred in excess of $150,000 have been charged as a current expense, and not an expense related to the public offering.

(A).  No expense payments were made, directly or indirectly to directors, officers, general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer, or to affiliates of the issuer, except that $9,426.40 was paid to a director and officer for reimbursement of expenses.

(B).  The following offering expenses were paid to others:

Legal Counsel:  $100,000;

Independent Registered Public Accountants:  $5,000;

Printing, Mailing, Travel:  $6,700;

Transfer Agent:  $4,300.

(vi)  The net offering proceeds to the issuer after deducting total expenses described in paragraph (f)(4)(v) of this Item were $84,000.

(vii)  The amount of net offering proceeds to the issuer have been reserved for the following purposes (funds have not been expended as of the date of this Report):

Construction of plant-building facilities:  $0;

Purchase and Installation of Machinery and Equipment $0;

Purchases of Real Estate:  $0;

Acquisition of Other Businesses:  $0;

Repayment of Indebtedness:  $50,000

Working Capital:  $34,000;

Temporary Investments:  $0; and,

Other Purposes (at least 5% of total offering proceeds or, $100,000 whichever is less).

Of the foregoing use of proceeds, the following amounts are reserved for payment to:

(A)  Direct or indirect payments to officers, general partners of the issuer or their affiliates; to persons owning 10% or more of any class of equity securities of the issuer, and to affiliates of the issuer:  $0.

(B)  Direct or indirect payments to others:  $84,000.

Item 3.	Defaults Upon Senior Securities

None, except as previously disclosed.

Item 4.	Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5.	Other Information

None, except as previously disclosed.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31	Certification
32	Certification pursuant to 18 U.S.C. Section 1350

.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN WEST BREWING COMPANY, INC.

Date: August _17, 2006	By:/s/ John C. Power John C. Power, President, Chief Financial Officer, Principal Accounting Officer