Form 10QSB/A
period 2006-03-31
Golden West Brewing Company, Inc.
filed 2006-10-23
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A-1

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

Yes  [ X ]    No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [ X ].

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

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETAS OF ASSETS (unaudited)
Current Assets:	December 31, 2005	March 31, 2006
Cash and cash equivalents	$ 10,837	$ -
Accounts receivable, net of allowance for doubtful accounts of $659	109,168
		106,088
Inventory (Note 1 )	118,773	151,485
Prepaid Expenses	8,833	16,421
Total current assets	247,611	273,994

Fixed Assets:
Property and equipment, net of accumulated depreciation of $8,722 and $15,264 March 31, 2006, respectively	280,364	279,970

Other Assets:
Deferred Offering Costs (Note 6 )	150,000	150,000
Goodwill (Notes 1 & 9 )	472,503	472,503
Intangibles, net of accumulated amortization	27,085	28,834
Other assets	947	2,651
Total other assets	650,535	653,988
Total Assets	$1,178,510	$1,207,952
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Checks written in excess of available funds	$ -	$ 950
Accounts payable	222,188	255,681
Accrued expenses	196,740	208,862
Lines of credit payable (Note 2)	36,447	35,471
Notes payable - other, current portion (Note 2)	4,434	4,534
Notes payable, related party, current portion (Note 2)	26,984	146,334
Total current liabilities	$ 486,793	$ 651,832
Long-term liabilities:
Notes payable, net of current portion (Note 2)	17,492	16,320
Notes payable - related party, net of current portion (Note 2)	405,000	405,000
Total long-term liabilities	422,492	421,320
Common stock issued subject to rescission (Notes 5 & 11)	10,000	10,000
Total Liabilities	$ 919,285	$1,083,152
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 10 and 11)
Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-
		-
Common Stock, $.0001 par value, 20,000,000 shares authorized, 2,000,000 shares issued and outstanding at December 31, 2005 and March 31, 2006	200

		200
Additional paid-in capital	449,800	449,800
Accumulated (Deficit)	(190,775)	(325,200)
Total Stockholders' Equity	259,225	124,800
Total Liabilities and Stockholders' Equity	$1,178,510	$1,207,952

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 & 2005 (UNAUDITED)

	2006	2005

Revenues	$ 194,900	$ -
Less: Excise taxes	(10,020)	-
Net revenues	184,880	-

Cost of sales	126,611	-

Gross profit	58,269	-

Operating expenses:
Depreciation and amortization	7,824	-
Legal and accounting	41,578	6,666
Management compensation	19,807	-
Outside sales compensation	23,254	-
Rent	9,450	-
Selling expenses	23,726	-
Other	54,223	2,795
Total operating expenses	179,862	9,461

Operating (Loss)	(121,593)	(9,461)

Other Income (Expense):
Miscellaneous income	369
Interest expense	(13,201)	-
Total other (expense)	(12,832)	-

Net (Loss)	$ (134,425)	$ (9,461)

Net (Loss) Per Share	$ (.07)	$ (.01)

Weighted Average Shares Outstanding	2,000,000	1,500,000

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
MARCH 31, 2006 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Balance, inception	-	$ -	-	$ -	$ -	$ -	$ -

Stock issued for assets at $0.15	-	-	400,000	40	59,960	-	60,000

Stock issued for cash at $0.25	-	-	300,000	30	74,970	-	75,000

Net (loss)	-	-	-	-	-	(447)	(447)
Balance, December 31, 2003	-	-	700,000	70	134,930	(447)	134,553

Stock issued for cash at $0.25	-	-	800,000	80	199,920	-	200,000

Net (loss)	-	-	-	-	-	(62,543)	(62,543)

Balance, December 31, 2004	-	-	1,500,000	150	334,850	(62,990)	272,010

Stock issued for conversion of liabilities at $0.25	-	-	120,000	12	29,988		30,000

Stock issued for acquisition of Butte Creek at $0.25	-	-	200,000	20	49,980	-	50,000

Stock issued for conversion of liabilities at $0.25			180,000	18	44,982		45,000

Stock issued for conversion of liabilities subject to recission					(10,000)

Net (Loss)	-	-	-	-	-	(127,785)	(127,785)

Balance, December 31, 2005	-	-	2,000,000	200	449,800	(190,775)	269,225

Net (Loss)	-	-	-	-	-	(134,425)	(134,425)
Balance, March 31, 2006 (Unaudited)	-	-	2,000,000	200	449,800	(325,200)	124,800

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net loss	$ (134,425)	$ (9,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,543	-
Amortization of intangibles	1,281	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	3,080	-
Inventories	(32,712)	-
Prepaid expenses and other receivables	(7,588)	-
Increase (decrease) in:
Checks written in excess of funds available	950	7,562
Accounts payable	33,493	(6,591)
Accounts payable – Related Party		87,900
Accrued Expenses	12,122	-

Net cash (used in) operating activities	(117,256)	79,410

Cash Flows from Investing Activities:
Equipment deposits		(15,600)
Investment in fixed assets	(6,149)
Investment in intangibles and other assets	(4,734)	-
Advances to Butte Creek		(76,000)
Net cash (used in) investing activities	(10,883)	(91,600)

Cash Flows from Financing Activities:
Proceeds from Paid-In Capital	-	-
Deferred offering costs	-	(13,000)
Net Increase in Advances and Notes Payable	117,302	25,190
Net cash provided by financing activities	117,302	12,190

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents, beginning of period	10,837	-
Cash and Cash Equivalents, end of period	$ -	$ -
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 13,201	$ -
Issuance of stock for conversion of liabilities	$ -	$ 30,000

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

Significant components of the Company's net deferred income tax asset are as follows:

	March 31, 2006	December 31,2005	December 31, 2004
Net operating losses carry forward	$ 134,425	$ 191,000	$ 63,000
Deferred income tax allowance	(24,869)	(35,335)	(11,700)
Net deferred income tax asset	$__________	$ -	$ -

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

*

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

*	Selling expense was $23,726 for the quarter ended March 31, 2006 compared to zero in the prior fiscal year. The increase was due to our acquisition of Butte Creek on August 31, 2005.
*	Outside Sales Compensation was $23,254 for the quarter ended March 31, 2006 compared to zero in the prior fiscal year. The increase was the result of purchase of Butte Creek on August 31, 2005.

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

Available Credit

         The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 16.25%. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's Managing Member and former general manager. The outstanding balance as of March 31, 2006 was $24,238..

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

Reports on Form 8-K

Current Report on Form 8-K, Items 5.02 and 9.01, dated March 31, 2006, as filed with the Commission on April 6, 2006.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN WEST BREWING COMPANY, INC.

Date: October 23 , 2006	By:/s/ John C. Power _______________________ John C. Power, President, Chief Financial Officer, Principal Accounting Officer