Form 10QSB
period 2006-09-30
Golden West Brewing Company, Inc.
filed 2006-11-20
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

As of November 17, 2006, the Registrant had 2,408,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet as of December 31, 2005 and September 30, 2006 (unaudited)	4

	Consolidated Statements of Operations for the three months ended September 30, 2006 and September 30, 2005 (unaudited) and for the nine months ended September 30, 2006 and September 30, 2005	5

	Consolidated Statement of Stockholders’ Equity September 30, 2006 (unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations

	Plan of Operations	19

	Liquidity and Capital Resources	27

Item 3.	Controls & Procedures	31

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits and Reports on Form 8-K	34

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Golden West Brewing Company, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2005 and September 30, 2006, and its results of operations for the three and nine month periods ended September 30, 2006 and 2005 and its cash flows for the nine month periods ended September 30, 2006 and 2005 and the statement of stockholder’s equity as of September 30, 2006.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AS OF ASSETS
		(unaudited)
Current Assets:	December 31, 2005	September 30, 2006
Cash and cash equivalents	$ 10,837	$ 1,199
Accounts receivable, net of allowance for doubtful accounts of $659	109,168	149,985
Inventory (Note 1 )	118,773	157,794
Prepaid Expenses	8,833	15,230
Total current assets	247,611	324,208
Fixed Assets:
Property and equipment, net of accumulated depreciation of $8,722 and $28,351 December 31,2005 and September 30, 2006, respectively	280,364	277,696
Other Assets:
Deferred Offering Costs (Note 6 )	150,000	-
Goodwill (Notes 1 & 9 )	472,503	472,503
Intangibles, net of accumulated amortization of $1,742 and $5,523 December 31,2005 and September 30, 2006, respectively	27,085	28,861
Other assets	947	7,305
Total other assets	650,535	497,378
Total Assets	$1,178,510	$1,110,573
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$ 222,188	$ 248,668
Accrued expenses	196,740	198,300
Checks written in excess of funds available		4,943
Lines of credit payable (Note 2)	36,447	35,022
Notes payable - other, current portion (Note 2)	4,434	4,743
Notes payable, related party, current portion (Note 2)	26,984	221,994
Total current liabilities	$ 486,793	$ 713,670
Long-term liabilities:
Notes payable, net of current portion (Note 2)	17,492	38,895
Notes payable - related party, net of current portion (Note 2)	405,000	380,000
Total long-term liabilities	422,492	418,895
Common stock issued subject to rescission (Notes 5 & 7)	10,000	10,000
Total Liabilities	$ 919,285	$1,142,565
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 10 and 11)
Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-
		-
Common Stock, $.0001 par value, 20,000,000 shares authorized, 2,408,000 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	200	241
Additional paid-in capital	449,800	575,511
Accumulated (Deficit)	(190,775)	(607,744)
Total Stockholders' Equity	259,225	(31,992)
Total Liabilities and Stockholders' Equity	$1,178,510	$1,110,573

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Revenues	$ 297,750	$ 75,536	$ 775,281	$ 75,536
Less: Excise taxes	(13,153)	(4,343)	(36,650)	(4,343)
Net revenues	284,597	71,193	738,631	71,193

Cost of sales	206,266	47,790	529,156	47,790

Gross profit	78,331	23,403	209,475	23,403

Operating expenses:
Depreciation and amortization	7,793	2,590	23,410	2,590
Legal and accounting	8,099	8,413	99,631	17,389
Management compensation	21,500	3,000	62,557	6,000
Outside sales compensation	12,329	7,446		7,446
Rent	11,178	3,150	44,891	3,150
Research and Organization		-	30,078	1,690
Stock-based Compensation	71,752		71,752
Selling expenses	20,083	6,097	66,201	3,291
Other	74,975	23,354	196,516	25,787
Total operating expenses	227,709	54,050	595,036	67,343

Operating (Loss)	(149,378)	(30,647)	(385,561)	(43,940)

Other Income (Expense):
Miscellaneous income	928	-	1,815
Debt Forgiveness	11,291	-	11,291	-
- Franchise Taxes	(1,548)	(775)	(1,548)	(1,537)
Interest expense	(13,534)	(3,553)	(42,965)	(5,308)
Total other (expense)	(2,683)	(4,328)	(31,407)	(6,845)

Net (Loss)	$ (152,241)	$ (34,975)	$ (416,969)	$ (50,785)

Net (Loss) Per Share	$ (.067)	$ (.023)	$ (.20)	$ (.032)

Weighted Average Shares Outstanding	2,255,816	1,500,000	2,086,682	1,602,417

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SEPTEMBER 30, 2006 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Balance, inception	-	$ -	-	$ -	$ -	$ -	$ -
Stock issued for assets at $0.15	-	-	400,000	40	59,960	-	60,000
Stock issued for cash at $0.25	-	-	300,000	30	74,970	-	75,000
Net (loss)	-	-	-	-	-	(447)	(447)
Balance, December 31, 2003	-	-	700,000	70	134,930	(447)	134,553
Stock issued for cash at $0.25	-	-	800,000	80	199,920	-	200,000
Net (loss)	-	-	-	-	-	(62,543)	(62,543)
Balance, December 31, 2004	-	-	1,500,000	150	334,850	(62,990)	272,010
Stock issued for conversion of liabilities at $0.25	-	-	120,000	12	29,988		30,000
Stock issued for acquisition of Butte Creek at $0.25	-	-	200,000	20	49,980	-	50,000
Stock issued for conversion of liabilities at $0.25			180,000	18	44,982		45,000
Stock issued for conversion of liabilities subject to rescission					(10,000)
Net (Loss)	-	-	-	-	-	(127,785)	(127,785)
Balance, December 31, 2005	-	-	2,000,000	200	449,800	(190,775)	269,225
Stock issued for cash at $0.50			408,000	41	203,959		204,000
Offset Capitalized Stock Issuance Costs					(150,000)		(150,000)
Stock-based Compensation					71,752		71,752
Net (Loss)	-	-	-	-	-	(416,969)	(416,969)
Balance, September 30, 2006 (Unaudited)	-	-	2,408,000	241	503,759	(547,283)	(21,992)

GOLDEN WEST BREWING COMPANY AND SUBSIDARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net loss	$ (416,969)	$ (50,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,629	2,173
Amortization of intangibles	3,781	417
Stock-based compensation	71,752
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(40,010)	7521
Inventories	(39,021)	(5,984)
Prepaid expenses and other receivables	(7,204)	(2,641)
Increase (decrease) in:
Checks written in excess of funds available	4,943	(2,196)
Accounts payable	25,364	(36,492)
Accounts payable – Related Party	195,010	-
Accrued Expenses	1,560	14,856

Net cash derived from operating activities	(181,165)	(73,131)

Cash Flows from Investing Activities:
Investment in fixed assets	(16,961)	-
Investment in intangibles and other assets	(11,915)	(2,123)
Acquisition of Butte Creek		(218,400)
Net cash (used in) investing activities	(28,876)	(220,523)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	204,000	-
Deferred offering costs	-	(80153)
Net Increase (Decrease) in Notes Payable	(3,597)	384,224
Net cash provided by financing activities	200,403	304,071

Increase in Cash and Cash Equivalents
Cash and Cash Equivalents, beginning of period	10,837	-
Cash acquired from Butte Creek	-	4,106
Cash and Cash Equivalents, end of period	$ 1,199	$ 14,523
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 42,965	$ -
Issuance of stock for conversion of liabilities	$ -	$ 30,000

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2005 and September 30, 2006, and its results of operations for the three and nine month periods ended September 30, 2006 and 2005 and its cash flows for the nine month periods ended September 30, 2006 and 2005 and the statement of stockholders' equity as of September 30, 2006.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.  All inter-company account balances and transactions are eliminated in consolidation.

Accounts Receivable - Accounts receivable are reported at net realizable value.  The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends and other information.   Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At December 31, 2005 and September 30, 2006, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Intangibles - Intangibles consists of goodwill, trade names and trademarks. Intangibles other than goodwill are amortized using the straight-line method over the estimated useful life of the intangibles. The $25,000 of acquired intangible assets relate to tradenames and trademarks that had an expected remaining useful life of approximately five years at the time of their purchase and are being amortized over a 5-year period.  Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, "Goodwill and Other Intangibles," but are tested for impairment on an annual basis.

Recent Accounting Pronouncements - There were various accounting standards and interpretations issued during 2006, 2005 and 2004, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

Stock Based Compensation - We adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced` Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period during which the holder is required to provide services in exchange for the award, i.e., the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified

For the three and nine months ended September 30, 2006 we recorded compensation expense of $71,752 under the requirements as discussed above.  No such expense was recorded for the three or nine months ended September 30, 2005.

2.     Advances and Notes Payable:

On November 1, 2004, J. Andrew Moorer, a Director of the Company, made an uncollateralized advance of $8,750.  The advance continues to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006 and had accrued interest as of September 30, 2006 of $525.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.   The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.   As of September 30, 2006, the Tiffany Grace note had current maturities of $3,525 and a long-term maturity of $15,121  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.   As of September 30, 2006, the Power Curve and Lone Oak notes had accrued interest of $4,759 and ($1,386)

respectively and long-term maturities of $75,000 as the result of the sale of $25,000 of the Lone Oak Vineyards note to an unrelated third party on September 15, 2006.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc., ($50,000), Lone Oak Vineyards, Inc.($25,000) , Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of September 30, 2006, these notes had current maturities of $0 and $0 respectively and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $14,513 and $6,075 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek, and a $10,098 note payable to Richard Atmore, Jr., a member of Butte Creek and the brother of Tom Atmore, a managing member of Butte Creek.  As of September 30, 2006 the note to Richard Atmore, Jr. was paid in full.

The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

In the nine months ended September 30, 2006, John Power and Power Curve, Inc. have made advances to the Company of $95,800 and $ 109,308 respectively. The advances are uncollateralized and due on demand

Lines of Credit

     The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 17.25%. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's Managing Member and former general manager. The outstanding balance as of September 30, 2006 was $24,188.  Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.

       The Company assumed a $15,400 line of credit on a Butte Creek credit card with MBNA with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's managing member and our former general manager. The outstanding balance as of September 30, 2006 was $10,834.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.

Notes Payable September 30, 2006	Current	LT	Interest	Maturity
	Portion	Portion	Rate	Date	Collateralized

Lines of Credit
Atmore - MBNA	$10,834		29.98%	Demand	No
Atmore - Wells Fargo	24,188		17.25%	Demand	No

Total	$35,022

Notes Payable - Related Parties
Power Curve, Inc.	$109,308	$50,000	9%	Sep-08	Yes
Power Curve, Inc.		90,000	9%	Dec-08	Yes
John C. Power	95,800	215,000	9%	Dec-08	Yes
Lone Oak Vineyards, Inc.		25,000	9%	Sep-08	Yes
J. Andrew Moorer	8,750		8%	Demand	No
B. Detweiler	8,136		8%	Demand	No
Total	$221,994	$380,000

Notes Payable - Unaffiliated
Tiffany Grace	$4,743	$13,895	9%	Mar-08	Yes
Dayton Misfeldt Trust		25,000	9%	Sep-08	Yes
TOTALS	$261,759	$418,895

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

(b)     On December 1, 2003, an officer and director of the Company purchased a delivery vehicle (2003 Ford Van) for the purposes of assisting Butte Creek Brewing Company, LLC ("Butte Creek") maintain and expand its self-distribution capabilities. The vehicle is 100% utilized by Butte Creek as a delivery vehicle. The purchase price of the vehicle was $22,920.70 and was financed for 60 months with Ford Credit at an annual percentage rate of 5.99%. The payments on the vehicle are paid and expensed by the Company.  The liability to Ford Credit is in the name of the officer and director of Golden West Brewing company, Inc. and is not recorded as a liability on these financial statements. There are no written agreements between the Company and the officer and director memorializing this transaction. The balance owing as of September 30, 2006 was $11,684.

(c)     In July 2004, an officer and director of the Company purchased a delivery vehicle (2004 Ford Van) for the purpose of assisting Butte Creek maintain and expand its self-distribution capabilities. The vehicle is 100% utilized by Butte Creek as a delivery vehicle. The purchase price was $26,155.91 and was financed for 60 months with Ford Credit at an annual percentage rate of 0.90%. The payments on the vehicle are paid and expensed by the Company.  The liability to Ford Credit is the name of the officer and director of the Company and is not recorded as a liability on these financial statements. There are no written agreements between the Company and the officer and director memorializing this transaction. The balance owing as of September 30, 2006 was $15,883.

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

(h)    Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.   The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.   As of September 30, 2006, the Tiffany Grace note had current maturities of $3,525 and a long-term maturity of $15,121.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.   As of September 30, 2006, the Power Curve and Lone Oak notes had accrued interest of $4,759 and ($1,386) respectively and long-term maturities of $50,000 and $25,000 respectively after the sale by Lone Oak of $25,000 of its note to an unrelated third party on September 15, 2006.

(i)      On December 30, 2005, John Power converted $10,000 in outstanding advances to the Company into 40,000 shares of common stock.

(j)     On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc.($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of September 30, 2006, these notes had accrued interest of $14,513 and $6,075 with no current maturities and long-term maturities of $215,000 and $90,000 respectively.

 (k)     Effective December 30, 2005, our attorney Clifford Neuman converted $25,000 in accrued fees payable into 100,000 shares of common stock at a conversion price of $.25 per share. The accrued fees were incurred in connection with this offering. Mr. Neuman immediately gifted the shares to his two children equally.

(l)     In the nine months ended September 30, 2006, John Power and Power Curve, Inc. have made advances to the Company of $95,800 and $109,308 respectively. The advances are uncollateralized and due on demand.

(m) John Power and Power Curve, Inc. have made advances to one of our distributor/customers.  This distributor accounted for 7% and 5.4% of our gross sales in the three and nine month periods ending September 30, 2006.

4.     Operating Leases

Effective July 1, 2005, the Company entered into a five year lease for office and warehouse space in Chico, California for Butte Creek. The lease provided for initial monthly rent of $3,150, which increased to $3,726 in July 2006 and is subject to annual increases every year starting in July 2007 based on the Consumer Price Index, and expires in 2010.

Future minimum lease payments under this lease are as follows:

Year Ending December 31,

2006	$41,256
2007	$44,712
2008	$44,712
2009	$44,712
2010	$44,712

5.     Commitments & Contingencies

A.  On December 30, 2005, an unsecured outstanding advance to the Company by an unaffiliated party at that time in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the advance, amounting to $10,000 as of September 30, 2006, as a liability under amounts subject to rescission in the accompanying September 30, 2006 balance sheet.  The shares issued are included in our total number of shares outstanding as of September 30, 2006.  A contingency exists with respect this matter, the ultimate resolution of which cannot be determined at this time.

B. Delinquent Taxes & Rent

          At September 30, 2006 the Company had outstanding payroll tax liabilities of $50,507. Of these amounts $41,009 are considered delinquent.

          California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Bureau of Alcohol, Tobacco and Firearms ("BATF"), now the (“TTB”), and various state agencies collect excise taxes often referred to as "excise taxes" with the amount based on the volume of beer sold. At September 30, 2006, the Company had alcohol related taxes payable to federal and state taxing authorities of $42,021.  Of this amount $25,927 are considered delinquent.  The detail of all taxes payable is as follows:

	September 30, 2006
Tax Agency	Due	Delinquent
Internal Revenue Service	$37,782	$30,900	Payroll Taxes
CA Employment Development Department	$12,725	$10,109	Payroll Taxes
Bureau of Alcohol, Tobacco and Firearms	$8,845	$0	Excise Tax
CA Board of Equalization	$4,347	$2,142	Excise & Sales Tax
CA Department of Conservation	$28,829	$23,785	CRV Tax
Butte County & CA Franchise Tax Board	$20,959	$20,959	Property & Franchise Taxes

         Most of these delinquent payables have been assumed by the Company in connection with our acquisition of Butte Creek as the continuation of regulatory compliance is material to the Company's ability to continue as a going concern.  Both the IRS and EDD have made demands either on the Company or its predecessor for immediate payment of the delinquent taxes.  The Company will attempt to negotiate payment plans for the delinquent amounts.   Continued operations could be severely impaired should the IRS or any other governmental agency seek to collect any of the delinquent payables before we are able to pay them.

At September 30, 2006 the Company had outstanding rent obligations assumed from Butte Creek on our operating facility of $17,950.    The Landlord made demand for payment before November 1, 2006.   The Company was unable to make this payment requested and is continuing discussions with the landlord regarding this matter.

6.     Deferred Offering Costs:

As of June 30, 2006, the Company had incurred $232,089 related to the now completed public offering of its securities. The Company carried $150,000 of the costs as deferred offering costs and has expensed $11,295 in fiscal 2005 and $70,794 in the 6 months ended June 30, 2006.   The deferred offering costs were charged against the proceeds of the offering. All offering costs incurred in excess of $150,000 were expensed in the period incurred.

The Company's SB-2 registration statement and a post-effective amendment was declared effective by the Securities and Exchange Commission on February 14, 2006 and June 30, 2006, respectively.  The offering consisted of a minimum of 400,000 shares at $0.50 per share and a maximum of 1,000,000 shares at $0.50 per share.    The Company completed this offering on August 3, 2006 having sold 408,000 shares and received gross proceeds of $204,000.

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

Effective December 30, 2005, our attorney Clifford Neuman converted $25,000 in accrued fees payable into 100,000 shares of common stock at a conversion price of $.25 per share. The accrued fees were incurred in connection with our public offering. Mr. Neuman immediately gifted the shares to his two adult children equally.

On December 30, 2005, an uncollateralized outstanding advance to the Company by an unaffiliated party in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the advance, amounting to $10,000 as of September 30, 2006, as a liability under amounts subject to rescission in the accompanying September 30, 2006 balance sheet.  The 40,000 shares issued are included in our total number of shares outstanding as of September 30, 2006.  A contingency exists with respect this matter, the ultimate resolution of which cannot be determined at this time.

The Company's SB-2 registration statement and a post-effective amendment was declared effective by the Securities and Exchange Commission on February 14, 2006 and June 30, 2006, respectively.    The offering consisted of a minimum of 400,000 shares at $0.50 per share and a maximum of 1,000,000 shares at $0.50 per share.    The Company completed this offering on August 3, 2006 having sold 408,000 shares and received gross proceeds of $204,000.

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

Significant components of the Company's net deferred income tax asset are as follows:

	September 30, 2006	December 31,2005	December 31, 2004
Net operating losses carry forward	$ 356,507	$ 191,000	$ 63,000
Deferred income tax allowance	(65,954)	(35,335)	(11,700)
Net deferred income tax asset	$ -	$ -	$ -

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

The $25,000 of acquired intangible assets relate to tradenames and trademarks that had an expected remaining useful life of approximately five years at the time of their acquisition and are being amortized on a 5-year schedule.

During the quarter ended September 30, 2006 the Company made efforts to resolve old outstanding obligations assumed in its acquisition of Butte Creek on August 31, 2005.

In connection with the payment of certain delinquent taxes assumed in the Butte Creek acqusition, the Company negotiated a discount of $11,291 resulting in a gain of $11,291 in both the three and nine month periods ended September 30, 2006.

10.     STOCK OPTIONS

On August 21, 2006 The Company granted 400,000 non-qualified stock options to various directors, officers and employees.  The fair value of the option grants is estimated on the date of grant utilizing the Black-Scholes option pricing model with the following weighted average assumptions for our grants during the quarter ended September 30, 2006: expected life of options of 6.3 years, expected volatility of 75%, risk-free interest rate of 4.85% and no dividend yield.  The weighted average fair value at the date of grant for options granted during the quarter ended September 30, 2006 approximated $0.50 per option.  During the three and nine month period ended September 30, 2006, the Company granted 400,000 options, respectively, to various directors, officers and employees resulting in stock based compensation expense of $71,752 in the three and nine month period ended September 30, 2006.

11.       Subsequent Events:

Subsequent to September 30, 2006, John Power and Power Curve, Inc. have made advances to the Company in the amount of $10,600 and $30,300 respectively. The advances are uncollateralized and due on demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

          Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired all of the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996. It specializes in brewing certified organic craft beers.    In 2005, we doubled our production capacity from 4,000 barrels per year to approximately 8,000 barrels per year with the acquisition of two 80 barrel fermentation tanks and one 80 barrel conditioning or "brite" tank.  We still face operational challenges as our sales and production levels increase.  The following are the key issues and challenges facing the Company:

*

Sales.  We believe that our minimum level of sales for our operating subsidiary, Butte Creek, to break-even is an average of at least $130,000 per month.  Butte Creek has never achieved this level of sales during a month in its history.  It is critical for us to improve our sales so that we can achieve at least a break-even operating level.  There is no assurance that we will be able to achieve this level of sales, or if we achieve it, that we will be able to maintain it.  Our sales enhancement plan is to (a) introduce new products (b) add new sales territories and (c) increase our penetration in existing territories.

*

Increase Gross Profit Margin.  In addition, our gross profit margin must be increased to at least 30% of sales.  Our plan is to take advantage of our increased production capacity and increase our production which should lower our average cost per barrel of beer produced. Also, we are trying to improve our product mix with higher margin products including more draft beer sales.  We also are raising our prices for contract brewing.  Finally, we raised our prices in early 2006 and notified most of our distributors of a price increase effective January 2007.  There is no assurance that we will be successful in implementing our plan to increase our gross profit margin.  Many of these strategies have contributed to an improvement in our gross profit margin but have been outweighed by negative contributing factors including rising raw material costs, contract brewing increasing as a percentage of total sales, inventory adjustments and shortages and packaging inefficiencies caused by an equipment problem.  As a result, we have reduced our short-term target gross profit margin to 30% from 35% and have raised our target break-even monthly sales level to $130,000 from $120,000.

*

Control Selling, General & Administrative Expenses.    In addition to raising sales, we must control our expenditures to achieve a break-even operating level.  We have taken steps to reduce our monthly operating expenses by reducing our employee head-count.  These savings have been off-set by wage increases for other remaining employees.  In addition, we have reduced our direct sales effort in California during 2006 and are considering eliminating all direct sales during 2007.   Our Direct sales effort consisted of three delivery vans selling directly from our brewery in Chico.   Two of the three vans and drivers had been eliminated as of September 30, 2006.   We believe the costs of our direct sales may outweigh the sales volume derived from this effort.  We continue to operate our highest volume direct sales route and will analyze the viability of our Direct Sales efforts on a quarterly basis.

*

Working Capital Shortage.  Our history of working capital deficiencies make it difficult to build finished inventory.  We owe delinquent taxes to several Federal and State agencies.  In addition, we have increased our production capacity and launched new products that have increased inventory levels and further impacted our working capital.   Finally, our ability to maintain our equipment has been challenging with our shortage of working capital.

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

          Both Golden West and Butte Creek which we acquired on August 31, 2005 have sustained losses from operations.  Golden West has a working capital deficit which raises substantial doubts about their ability to continue as a going concern. Our audited financial statements have received going concern qualifications from our Independent Registered Public Accounting Firm.

          The following discussion and analysis is for the three and nine month periods ended September 30, 2006 and should be read in conjunction with the Notes thereto of Golden West Brewing Company, Inc. financial statements.  We were a development stage entity prior to our acquisition of Butte Creek on August 31, 2005.

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

Operating and Financial Review and Prospects

Operating Results

For the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005:

SALES.  Gross Sales were $297,750 for the quarter ended September 30, 2006.  Sales net of excise taxes (“Net sales”) for the quarter ended September 30, 2006 were $284,597 compared to $75,536 in Gross Sales and $71,193 in net sales for the quarter ended September 30, 2005.  The increase was due to our acquisition of Butte Creek which occurred on August 31, 2005 and therefore the prior period included only one month of operations.    Our sales by segment consisted of:

Case Beer Sales       79.5%

Draft Beer Sales      9%

Contract Brewing     11.5%

COST OF GOODS SOLD.  Cost of goods sold for the quarter ended September 30, 2006 was $206,266 or 72.4% of net sales compared to $47,790 or 67.1% for the quarter ended September 30, 2005 which included only one month of operations after our acquisition of Butte Creek on August 31, 2005.     Our cost of goods sold for the current period for each segment was:

Case Beer Sales         68.0%

Draft Beer Sales        51.16%

Contract Brewing       74.7%

In addition we had $4,509 in freight and other costs that were not allocated to any segment but was part of our total cost of goods sold.

Our cost of goods sold is the best in our draft beer sales and the worst in contract brewing.  Our cost of goods sold was negatively impacted in the quarter by (a) increases in the cost of certain raw materials (b) contract brewing as a percentage of total sales (c) inventory adjustments and shortages and (d) packaging inefficiencies caused by an equipment problem.

GROSS PROFIT.  Gross profit for the quarter ended September 30, 2006 was $78,331 or 27.5% of net sales compared to $23,403 or 32.8% of net sales in the quarter ended September 30, 2005 which included only one month of operations after our acquisition of Butte Creek on August 31, 2005.   Our goal is to increase our gross profit to at least 30% of net sales.

OPERATING EXPENSES.  Total operating expenses were $227,709 for of the quarter ended September 30, 2006 compared to $54,050 in the quarter ended September 30, 2005. The increase was primarily due to our acquisition of Butte Creek on August 31, 2005 and as a result the quarter ended September 30, 2005 had only one month of operations from that acquisition.

Components of operating expenses were:

*

Depreciation & Amortization expense was $7,793 for the quarter ended September 30, 2006 compared to $2,590 for the comparable quarter in 2005.  The increase was the result of tangible and intangible assets acquired from Butte Creek on August 31, 2005 and additional brewing equipment acquired in 2005 and 2006.

*

Management compensation was $21,500 for the quarter ended September 30, 2006 compared to $3,000 in the corresponding quarter ended September 30, 2005.  The increase was related to the acquisition of Butte Creek on August 31, 2005 resulting in a full three months of operations in the current quarter versus only one month in corresponding quarter from 2005.

*

Rent expense was $11,178 for the quarter ended September 30, 2006 compared to $3,150 in the corresponding quarter in 2005.   The increase was the rent paid for our Chico, California brewery during the period which we did not operate until our acquisition of Butte Creek on August 31, 2005 and a rent increase that was effective in July 2006.

*

Selling expense was $20,083 for the quarter ended September 30, 2006 compared to $6,097 for the quarter ended September 30, 2005.   The increase was due to our acquisition of Butte Creek on August 31, 2005 resulting in a full three months of operations in the current quarter versus only one month in corresponding quarter from 2005.

*

Outside Sales Compensation was $12,329 for the quarter ended September 30, 2006 compared to $7,446 in the prior fiscal year.   The increase was the result of purchase of Butte Creek on August 31, 2005.resulting in a full three months of operations in the current quarter versus only one month in corresponding quarter from 2005.

*

Stock Based Compensation was $71,752 for the quarter ended September 30, 2006 compared to $0 in the prior fiscal year.  The increase was the result of the granting of 400,000 options, to various directors, officers and employees resulting in stock based compensation expense of $71,752.

*

Other General & Administrative Operating Expenses were $83,074 for quarter ended September 30, 2006 compared to $31,767 for the quarter September 30, 2005.  The increase was a result of our acquisition on August 31, 2005 of Butte Creek resulting in a full three months of operations in the current quarter versus only one month in corresponding quarter from 2005.   This category's primary components are legal, accounting, insurance, certain payroll and payroll related expenses.

OPERATING LOSS.  The operating loss for the quarter ended September 30, 2006 increased $118,731 or 387% to $149,378 from $30,647 compared to the corresponding quarter ended September 30, 2005 as a result of our acquisition of Butte Creek on August 31, 2005 and the granting of stock options.    The quarter ended September 30, 2006 included three months of operations versus only one full month of operations in the quarter ended September 30, 2005.

OTHER INCOME & EXPENSE.  Total other income and expense was $2,863 for the quarter ended September 30, 2006 compared to $4,328 for the corresponding quarter ended September 30, 2005.   The primary components were other income in the form of debt forgiveness of $11,291 associated with some of the debt acquired in the purchase of Butte Creek and interest expense of $13,534 related to debt assumed as part of the Butte Creek acquisition on August 31, 2005 and incurred to purchase equipment and sustain operations.

NET LOSS.  Net loss increased $117,266 or 335% to $91,780 for the quarter ended September 30, 2006 compared to $34,975 for the quarter ended September 30, 2005.    The increase in our net loss was a result of the operating losses incurred by Butte Creek in the third quarter of 2006. We only owned Butte Creek for one month in the third quarter of 2005.

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005:

SALES.  Gross Sales for the nine months ended September 30, 2006 were $775,281 compared to $75,536 for the nine month period ended September 30, 2005.     Sales net of excise taxes (“Net Sales”) were $738,631 compared to $71,193 in the nine months ended September 30, 2005.  The increase was due to our acquisition of Butte Creek which occurred on August 31, 2005.  Therefore, the corresponding nine-month period in 2005 had only one month of sales compared to nine months of sales in the nine-month period in 2006.

Our sales by segment consisted of:

Case Beer Sales       80.03%

Draft Beer Sales         9.71%

Contract Brewing      10.26%

COST OF GOODS SOLD.  Cost of goods sold for the nine months ended September 30, 2006 was $529,156 or 71.6% of net sales compared to $47,790 or 67.12% of sales for the nine month period ended September 30, 2005.   We were still a development stage company and generated no revenues for the first eight months of the corresponding period nine month period of 2005. .  Our cost of goods sold for each segment was:

Case Beer Sales         67.82%

Draft Beer Sales        49.02%

Contract Brewing       76.37%

In addition we had $10,690 in freight and other that were not allocated to any segment but were part of our cost of goods sold.

Our cost of good sold was negatively impacted in the nine month period ended September 30, 2006 by (a) increases in the cost of raw materials (b) inventory adjustments and shortages and (c) packaging inefficiencies caused by an equipment problem.

GROSS PROFIT.  Gross profit for the nine months ended September 30, 2006 was $209,475 or 28.35% of net sales compared to $23,403 or 32.8% of sales in the nine month period ended September 30, 2005.    The corresponding period in 2005 consisted of only one month of operations compared to nine months of operations in the current period    Our goal is to increase our gross profit to at least 30% of net sales.

OPERATING EXPENSES.  Total operating expenses were $595,036 for of the nine months ended September 30, 2006 compared to $67,343 in the nine months ended September 30, 2005. The increase was primarily due to our acquisition of Butte Creek on August 31, 2005 and the granting of stock options.  In addition, we had over $90,000 in legal and accounting costs that were expensed in 2006 related to our public offering that commenced on February 14, 2006 and ended on August 3, 2006.

OPERATING LOSS.  The operating loss for the nine months ended September 30, 2006 was $385,561 compared to $43,940 for the corresponding period ended September 30, 2005.  The significant increase can be attributed to our acquisition of Butte Creek on August 31, 2005, the granting of stock options and as a result a full nine months of operations in the current year compared to only one month of operations in the 2005 period.    In addition, we have incurred substantial legal and accounting expense in 2006 related to our public offering as described above.

OTHER INCOME & EXPENSE.  Total other income and expense was $31,407 for the nine month period ended September 30, 2006 compared to $6,845 for the corresponding nine-month period ended September 30, 2005.   The primary components were other income in the form of debt forgiveness of $11,291 associated with some of the debt acquired in the purchase of Butte Creek and  interest expense of $42,965 on debt assumed as part of the Butte Creek acquisition on August 31, 2005 or incurred subsequent to the acquisition to purchase equipment and sustain operations.

NET LOSS.  Net loss increased $366,183 or 721% to $416,968 for the nine months ended September 30, 2006 compared to $50,785 for the corresponding period of 2005.    The increase in our net loss was a result of the operating losses incurred by Butte Creek in the first nine months of 2006 and the granting of stock options. We did not own Butte Creek in eight of the first nine months of 2005.  In addition, we incurred over $90,000 in legal and accounting costs during this period related to our public offering that was completed in August 2006.

Liquidity and Capital Resources

          We have required capital principally for the purchase of Butte Creek and the funding of operating losses, capital expenditures and working capital. To date, we have financed our capital requirements through the sale of equity and short and long-term borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful  The terms of future financings could be highly dilutive to existing shareholders.

          We have no commitments, understandings or arrangements for any additional working capital. If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

          We had $1,199 cash and cash equivalents and a negative working capital of $389,462 at September 30, 2006.  Our long-term debt was $418,895 at September 30, 2006.  We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. We have raised capital through the sales of unregistered securities and advances and/or loans from its officers and directors to acquire Butte Creek, and fund its operations after its acquisition.   There are no assurances that we will be able to secure additional capital to maintain operations.

          During the quarter ended September 30, 2006, the Company's capital expenditures totaled $2,360.

Lines of Credit

         The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 17.25%. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of September 30, 2006 was $24,188.  Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.

       The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America/MBNA with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of September 30, 2006 was $10,834.  Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.

Notes Payable

         On November 1, 2004, J. Andrew Moorer, a Director of the Company, made an uncollateralized advance of $8,750.  This advance started to accrue interest at 8% on January 1, 2006 and has accrued interest of $525 as of September 30, 2006.   Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.   The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.   As of September 30, 2006, the Tiffany Grace note had current maturities of $3,525 and a long-term maturity of $15,121.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of September 30, 2006, the Power Curve and Lone Oak notes had accrued interest of $4,759 and ($1,386) respectively and long-term maturities of $75,000 after the sale of $25,000 of the Lone Oak note to an unrelated third party.

         On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($50,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of September 30, 2006, these notes had accrued interest of $14,513 and $6,075respectively and long-term maturities of $215,000 and $90,000 respectively.

         As part of our acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek, and a $10,098 note payable to Richard Atmore, Jr., a member of Butte Creek and the brother of Tom Atmore, a managing member of Butte Creek.  The note to Atmore was repaid in the quarter ended September 30, 2006.

         The Company has pledged substantially all of our assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

         In the nine months ended September 30.2006, John Power and Power Curve, Inc. have made advances to the Company of $95,800 and $109,308 respectively. The advances are uncollateralized and due on demand.

Delinquent Taxes & Rent

          At September 30, 2006 the Company had outstanding payroll tax liabilities of $50,507. Of these amounts $41,009 are considered delinquent.

          California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Bureau of Alcohol, Tobacco and Firearms ("BATF"), now the (“TTB”), and various state agencies collect excise taxes often referred to as "excise taxes" with the amount based on the volume of beer sold. At September 30, 2006, the Company had alcohol related taxes payable to federal and state taxing authorities of $11,050.  The detail of all taxes payable is as follows:

	September 30, 2006
Tax Agency	Due	Delinquent
Internal Revenue Service	$37,782	$30,900	Payroll Taxes
CA Employment Development Department	$12,725	$10,109	Payroll Taxes
Bureau of Alcohol, Tobacco and Firearms	$8,845	$ 0	Excise Tax
CA Board of Equalization	$2,205	$ 0	Excise & Sales Tax
CA Department of Conservation	$28,829	$23,785	CRV Tax
Butte County & CA Franchise Tax Board	$20,959	$20,959	Property & Franchise Taxes

         Most of these delinquent payables have been assumed by the Company in connection with our acquisition of Butte Creek as the continuation of regulatory compliance is material to the Company's ability to continue as a going concern.  Both the IRS and EDD have made demands either on the Company or its predecessor for immediate payment of the delinquent taxes.  The Company will attempt to negotiate payment plans for the delinquent amounts.   Continued operations could be severely impaired should the IRS or any other governmental agency seek to collect any of the delinquent payables before we are able to pay them.

         At September 30, 2006 the Company had outstanding rent obligations assumed from Butte Creek on our operating facility of $17,950.    The Landlord has made demand for payment before November 1, 2006.   The Company was unable to make this payment requested and is continuing discussions with the landlord regarding this matter.

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

(vii)  The amount of net offering proceeds to the issuer have been expended for the following purposes:

Construction of plant-building facilities:  $0;

Purchase and Installation of Machinery and Equipment $0;

Purchases of Real Estate:  $0;

Acquisition of Other Businesses:  $0;

Repayment of Indebtedness:  $50,000;

Working Capital:  $34,000;

Temporary Investments:  $0; and,

Other Purposes (at least 5% of total offering proceeds or, $100,000 whichever is less).

Of the foregoing use of proceeds, the following amounts were paid to:

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

GOLDEN WEST BREWING COMPANY, INC.

Date: November 20, 2006	By: /s/John C. Power John C. Power, President, Chief Financial Officer, Principal Accounting Officer