Form 10KSB
period 2006-12-31
Golden West Brewing Company, Inc.
filed 2007-04-24
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X  ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [     ]

The Issuer's revenues for the fiscal year ended December 31, 2006 were $1,032,381.   As of April 24, 2007, the aggregate market value of the Common Stock of the Issuer based upon the average bid and asked prices of such Common Stock, held by non-affiliates of the Issuer was $1,247,000.   As of April 24, 2007,  there were 2,818,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following:

PART IV - EXHIBITS

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
*	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
*	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
*	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
*	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
*	3.1	Amended and Restated Certificate of Incorporation
*	3.2	By-Laws
*	4.1	2004 Equity Incentive Plan
*	4.2	Form of Subscription Agreement
*	4.3	Specimen common stock certificate
*	10.1	Lease Agreement
*	10.2	Form of Escrow Agreement
*	10.3	Amended Trademark Assignment
*	10.3.2	Initial Assignment of Trademark
*	10.4	Lock-up Letter for Brian Power
*	10.5	Lock-up Letter for John C. Power
*	10.6	Lock-up Letter for J. Andrew Moorer
*	10.7	Amended Fund Escrow Agreement
*	10.8	Lease Agreement with Golden West Brewing Company
*	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
*	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
*	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
*	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
*	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
*	10.14	Amended and Restated Assignment and Assumption
*	10.15	August 7, 1998 Distribution Agreement
*	10.16	Territorial Agreement
*	10.17	November 4, 2002 Distribution Agreement
*	10.18	June 1, 2001 Authorization
*	10.19	July 22, 2004 Authorization
*	10.20	September 1, 2005 Authorization
*	10.22	Second Amended Fund Escrow Agreement
*	10.23	Contract with New Zealand Hops, Ltd., 2006
*	10.24	Contract with New Zealand Hops, Ltd., 2007
*	10.25	Second Amended and Restated Assignment and Assumption
*	10.26	Third Amended Fund Escrow Agreement
*	10.27	Collateralized Promissory Note with John C. Power
*	10.28	Collateralized Promissory Note with Power Curve, Inc.
*	10.29	General Security Agreement with John C. Power and Power Curve, Inc.

**	10.30	Production Agreement with Bison Brewing Co.
**	10.31	Employment Agreement with David DelGrande
*	21.0	List of Subsidiaries

*	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

**	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 1, 2007 and filed with the Commission on March 8, 2007.

Transitional Small Business Disclosure Format (Check One):  Yes _____; No  ___X___

Safe Harbor for Forward-looking Statements

In General

       This report contains statements that plan for or anticipate the future.  In this report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.  These forward-looking statements include, but are not limited to, statements regarding the following:

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

       Butte Creek has been operating as a premier regional craft brewery in Chico, California since 1996.  It specializes in brewing certified organic craft beers.  Our flagship brews consist of Organic Ale, Organic Porter, Organic India Pale Ale, Organic Pilsner, Mount Shasta Pale Ale and Mount Shasta Strong Ale.   In addition, we craft seasonal brews consisting of Winter Ale, Organic Spring Run™ Ale and Christmas Cranberry Ale.  In 2006, we also produced three premium specialty organic ales ---  Revolution X™, Trainwreck and Mateveza.

       In addition to brewing our own brand of products, we contract brew for third parties.

       We currently distribute our products in a total of 24 states, including our core market of California which is serviced through both direct sales and distributors.  The majority of our distribution outside of Northern California occurs through a network of independent alcoholic beverage distributors who are licensed in their respective jurisdictions.

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

       In 2006, U.S. craft beer industry annual retail sales reached 6,653,703 million barrels, having a total retail value of $4.2 billion.  That 2006 production volume was divided into the following categories:

	Volume (barrels)	Percent
Regional specialty breweries	4,287,708	64.46%
Contract breweries	849,002	12.76%
Microbreweries	812,790	12.20%
Brewpubs	704,203	10.58%

See Beertown, www.beertown.org

       According to Beertown, a trade publication, as of December 2006, there were a total of 1,444 craft breweries operating in the United States, consisting of:

50 Regional specialty breweries
365 Microbreweries
981 Brewpubs
20 Large breweries
24 Regional breweries

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

       Our business strategy includes the following key objectives:

*	Further develop our existing facility and position as a leading organic ale producer;
*	Develop new brands utilizing the existing facility;
*	Produce on a contract basis for other craft brewers, where capacity permits; and
Update our packaging for our core line of organic ales.
*	Develop Key Performance Indicators to better monitor and manage our business

Products

       Butte Creek produces a variety of distinctive craft beers ranging in color from light to dark.  Eight of our beers are certified organic:  Organic Ale, Organic Pilsner, Organic Porter and Organic India Pale Ale, Revolution X™, Trainwreck Organic Barley Wine, Spring Run™ Organic Pale Ale and Mateveza.  In making these three products, we adhere strictly to the National Organic Program of the United States Department of Agriculture pursuant to which our beers are certified as organic by independent accredited certifiers.  All of our beer is made from four traditional ingredients:  water, hops, yeast and malted barley.  Each beer exhibits unique properties of color, richness, bitterness and aroma, creating a special signature for each beer.  In order to maintain full flavor, our beer is not pasteurized or homogenized.  We never use adjuncts in substitute for all grain.

       We currently produce the following principal brands, each with its own distinctive combination of flavor, color and clarity:

*	Organic Ale	An amber ale made with certified organic hops and barley, brewers yeast and water.
*	Organic Porter	A porter with a full bodied malty flavor balanced with a crisp hop bitterness.
*	Organic India Pale Ale	A full-flavored traditional India Pale Ale.
*	Organic Pilsner	A European-style pilsner that is brewed with German malt and Czech hops to make it a light bodied, clean, straw-colored beer with a refreshing crisp finish.
*	Mount Shasta Pale Ale	A full-flavored pale ale.

*	Mount Shasta Strong Ale	This full bodied Strong Ale boasts a sweet malty flavour with a warming alcohol finish. 8.1% ABV. Sold only in California.
*	Winter Ale (seasonal)	Our Winter Ale is a full-bodied, chestnut brown ale.
*	Christmas Cranberry Ale (seasonal)	A pleasant Christmas Ale with a hint of cranberry fruitiness. This ale is available in December and January.
*	Organic Spring Run Pale Ale (seasonal)	A malty pale ale that is lighter in color.
*	Revolution X™	An Organic Imperial IPA or commonly referred to as a double IPA.
*	Trainwreck	An Organic Barley Wine
*	Mateveza	An Organic Pale Ale brewed with Yerba Mate

       For the years ended December 31, 2005 and 2006, sales of Organic Ale, Porter, India Pale Ale and Pilsner represented 72.6% and 75.6% of our total sales, respectively, excluding contract brewed organic beer.  During 2005, 81.5% of sales were cases, 12.1% were kegs and 7.6% contract brewed, compared to sales during 2006 being comprised of 81.0% cases, 9.2% kegs and 9.8% contract brewed.

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

Our Brewing Facility

       Our Chico, California brewery produced approximately 7,000 barrels of craft beer in 2006.    Our current capacity is 8,100 gross barrels a year.

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

        Our Organic Ale is the only product that is 100% organic, including organic hops.  Our other Organic ales and lagers use some non-organic hops but are nevertheless marketed as organic microbrews.  Our principal competitors in the organic microbrew market:  Wolavers and Eel River Brewing Company, also use non-organic hops.  Anheuser-Busch (“A-B”) introduced two certified organic beers in 2006 and has substantially more resources and distribution channels than any of our historical competitors.   We don't believe that A-B uses any organic hops.  Miller Brewing Company released Henry Weinhard’s Organic Amber Premium Ale in 2007.  We estimate that there are at least 25 breweries selling beer as “certified organic.”  Our principal hops suppliers are Hopunion, Fresh Hops and Certified Foods.  We have recently secured an agreement to purchase fixed quantities of organic hops from New Zealand Hops Ltd. The agreements commit us to purchase and New Zealand Hops, Ltd. to sell to us defined quantities of organic hops during 2006 (726 pounds) and 2007 (3,135 pounds).  We believe that this arrangement will satisfy all of our organic hops requirements for the next two years. However, we do not have any other contracts or agreements with any of our hops suppliers for ongoing or future deliveries.

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

Sales and Distribution

       We market and sell our craft beers through a combination of company marketing personnel and wholesale distributors.  We currently distribute our products in a total of 24 states including our core market of California which is serviced through both direct sales and distributors.  During 2005 and 2006, our direct sales in Northern California accounted for 30.8% and 18.3% of total sales, respectively.  In 2006, we began transferring some of our self-distribution capacity to a local distributor.  We expect to transfer the balance of our self-distribution capacity to the same distributor in 2007.

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

       Sales are distributed widely over our customer base with only two large customers comprising a significant portion of sales.  For the years ending December 31, 2005 and 2006, Mountain People's Warehouse (MPW) was responsible for 19.9% and 20.2% of Butte Creek's sales, respectively.  For the same periods, Ray's is the Place, Inc. was responsible for 5.7% and 2.2% of sales, respectively.

Strategic Brewing Relationships

Mateveza USA, LLC

      In November, 2006, we entered into a License, Production and Distribution Agreement with Mateveza USA, LLC, a California limited liability company (“Mateveza”).  Under the terms of the Mateveza Agreement, we have been granted an exclusive license to manufacture, sell and distribute Mateveza’s proprietary yerba mate ales within an exclusive territory consisting of the states of California, Oregon, and Washington.  Under the terms of the arrangement, we have agreed to advance production costs and sell under a jointly-developed marketing plan.  We have further agreed to pay Mateveza a royalty equal to fifty percent of the net profits generated from the sale of the Mateveza yerba mate ales.  We have agreed to maintain a minimum manufacturing capacity of 1,000 barrels per year, and have a right of first refusal with respect to any required capacity in excess of that amount.

As this arrangement is relatively new, we cannot predict the financial impact of this license and production arrangement on our overall results of operations.

Bison Brewing Company

        In February, 2007, we entered into a Production Agreement with Bison Brewing Company, LLC (“Bison Brewing”).  Under this Agreement, we have agreed to be a contract brewer for Bison Brewing’s craft beers.  In consideration of our contract brewing, Bison has agreed to pay all direct production costs, including materials, bottling and labor and to share general and administrative expenses of the brewery.  While we have contract brewed for Bison Brewing in the past, this arrangement will increase the volume of product that will be generated under the arrangement.  However, due to our lack of history under this new production arrangement, we cannot predict what financial impact this strategic relationship will have on our overall results of operations.

       As part of our arrangement with Bison Brewing, its President Daniel Del Grande entered into an employment agreement with our subsidiary to serve as Chief Financial Officer. He will devote 50% of his time to our business and will be paid a salary of $30,000 per year for two years ending February 2009.

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

       Sales of beer in general are seasonal in nature and are at their highest level in the second and third calendar quarters and at their lowest in the first and fourth calendar quarters.  This seasonality has historically had a significant impact on our operations on a quarter-to-quarter basis.

Dependence on Major Customers

       During 2005 and 2006, wholesale distributors were responsible for 56.7% and 68.9% of our sales, respectively.  Two distributors (Mountain People's Warehouse and Bay Area Distributing) accounted for 27.5% of our sales for 2006.  We have no long-term commitments or agreements from any of our distributors or customers. Our distributors can terminate their agreements with us on 30 days' notice. The loss of a major distributor or customer could severely impair our sales for a significant period of time.

Competition

       As of December 1, 2006, there were a total of 1,444 craft breweries that included 981 brew pubs, 365 microbreweries, 24 regional breweries and 20 large breweries.  During 2006, 35 brew pubs and 13 microbreweries closed, but 60 brew pubs and 33 microbreweries opened.

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

       Our principal competitors in the organic microbrew market are Wolavers and Eel River Brewing Company.  As both are privately held, there is little information available concerning their relative financial strength and resources.  Anheuser-Busch (“A-B”) introduced two certified organic beers in 2006 and has substantially more resources and distribution channels than any of our historical competitors.   Miller Brewing Company released Henry Weinhard’s Organic Amber Premium Ale in 2007.  We estimate that there are at least 25 breweries nationwide selling beer as “certified organic.”

       In addition, we contract microbrew for Bison Brewing Company, of Berkeley, California.  The beers that we make for Bison are certified organic, although it too uses some non-organic hops.  Bison Brewing has a California Department of Alcohol Beverage Control license at our facility as part of this contract brewing arrangement.  Bison represented approximately 7.2% of gross revenues in 2005, and 8% of revenues in 2006.  We cannot predict the extent to which Bison production will contribute to our overall revenues in the future.

Governmental Regulation

       The Company's United States operations are subject to licensing by both state and federal governments, as well as to regulation by a variety of state and local governments and agencies.  The Company is licensed to manufacture and sell beer by the Department of Alcoholic Beverage Control in California.  Our license issued by California does not permit us to engage in retail sales to consumers on the premises. A federal permit from the United States Bureau of Alcohol, Tobacco Tax and Trade (“TTB”) allows the Company to manufacture fermented malt beverages.  To keep these licenses and permits in force, the Company must pay annual fees and submit timely production reports and excise tax returns.  Prompt notice of any changes in the operations, ownership, management or company structure must also be made to these regulatory agencies.  BATF must also approve all product labels, which must include and alcohol use warning.  These agencies require that individuals owning equity securities in the aggregate of 10% or more in the Company be investigated as to their suitability.  The Company's production operations must also comply with the Occupational Safety and Health Administrations' workplace safety and worker health regulations and comparable state laws.  Management believes that the Company is presently in compliance with the aforementioned laws and regulations.

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

Research and Development

       During the last two fiscal years we have not expended any working capital on product research and development.

Compliance with Environmental Laws

       We are subject to various federal, state and local environmental laws which regulate the use, storage, handling and disposal of various substances.

       Our waste products consist of water, spent grains, hops, glass and cardboard.  We have instituted a recycling program for our office paper, newspapers, magazines, glass and cardboard at minimal cost to us.   We sell or give away our spent grain to local cattle ranchers.  We have not purchased any special equipment and do not incur any identifiable fees in connection with our environmental compliance.

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

Employees

        As of April 1, 2007, we had a total of ten employees, seven of whom were full time and three of whom were part-time.  The full time employees include Larry Berlin, master brewer, Scott Burchell, National Sales Director and two sales/delivery persons and four brewing support.  Our part time employees are involved in brewing and administration.  Our former General Manager, Tom Atmore, tendered his resignation as general manager effective March 31, 2006; and continued as a consultant until June 30, 2006.  Atmore continues to receive $1,000 under the terms of his separation and consulting agreement.

       In addition, we utilize the services of one independent contractor who performs accounting services.

       Given adequate capital, we would like to hire additional marketing and sales personnel.

Trademarks and Intellectual Property

       We consider all of our beer recipes to be trade secrets which we protect by confidentiality and non-disclosure agreements.

       We claim common law trademark protection to all of our trademarks, words and design.  However, we have applied for federal registrations of certain brand names that are in the development stage but have not sought any protection for our existing tradenames except for Revolution X™ and Spring Run™ which are both registered trademarks.  Spring Run is used under license.

       In addition to the domain name www.ales.com, we have registered the domain name www.organicale.com and www.buttecreek.com.  Both domain addresses link to the same website.  We believe that our domain name plays an important role in expanding the awareness of our products on the Internet.

       Notwithstanding our efforts to develop and protect our intellectual property rights, trademark protection and the uncertainty surrounding the legal protections of domain names may be unenforceable or limited.  As a result, we may not be able to maintain our current trademarks or domain name if they are subject to challenge.  We believe that any successful challenge to our use of a trademark or our domain name could have a material adverse impact upon our business, financial condition and future operations.

Employment and Consultation Agreements

       Effective February 21, 2007, our wholly-owned subsidiary entered into an Employment Agreement with Daniel Del Grande, the Manager of Bison Brewing, to serve as Chief Financial Officer of the subsidiary for the period beginning February 21, 2007 and ending the earlier of (i) February 20, 2009 or (ii) the termination of the Production Agreement with Bison Brewing Company, LLC.

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

ITEM 2.        DESCRIPTION OF PROPERTY

Corporate Offices

        Our executive offices and main brewery are located at 945 West 2nd Street, Chico, California.  The entire building consists of approximately 8,280 square feet, of which 1,000 square feet is used for executive offices, 4,600 square feet for our brewery and 3,000 square feet for bottling and shipping.  The property is an industrial building which we lease from a Butte Creek member with less than a one percent membership interest in Butte Creek.  The lease has a term of five years, expiring in 2010, and provides for monthly rental for the first year of $3,312 per month.  In July 2006, the rent increased to $3,726 and is subject to an annual adjustment based upon the increase in the Consumer Price Index. We believe that our ability to occupy the present facility under the existing lease is secure and that the facilities are adequate for the foreseeable future.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our outstanding shares of Common Stock have traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” since November, 2006.  The reported high and low bid and ask prices for the common stock are shown below for the period from November, 2006 through March, 2007.

	Bid		Ask
	High	Low	High	Low
2006 Fiscal Year
Nov – Dec 2006	$0.70	$0.70	$0.75	$0.75
2007 Fiscal Year
Jan – March 2007	$0.70	$0.51	$0.75	$0.64

     The bid and ask prices of the Company’s common stock as of April 10, 2007 were $0.63 and $0.65, respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of March 31, 2007, there were approximately 65 record owners of the Company’s common stock.

     The OTC Bulletin Board is a registered quotation service that displays real-time quotes, last sale prices and volume information in over-the counter (OTC) securities.  An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange.  The OTCBB is not an issuer listing service, market or exchange.  Although the OTCBB does not have any listing requirements, per se, to be eligible for quotation on the OTCBB issuers must remain current in their filings with the SEC or applicable regulatory authority.

     The Company’s Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion; however, to date, no dividends have been paid on common stock and the Company does not anticipate the payment of dividends in the foreseeable future.

       Trading in our common stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks."  Those disclosure rules applicable to penny stocks require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission.  That disclosure document advises an investor that investment in penny stocks can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares.  The disclosure contains further warnings for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security.  The broker dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

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

         7.       In December 2005, we issued to three investors an aggregate of 180,000 shares of common stock in consideration of $20,000 in conversion of advances and services valued at $25,000.  Each investor executed a subscription agreement attesting that he/she/it qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that their were capable of evaluating the merits and risks of the investment.  The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

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

        8.         Effective August 21, 2006, in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The foregoing options are subject to vesting and become exercisable 50% on the date of grant; 16.67% on July 31, 2007; 16.67% on July 31, 2008; and 16.67% on July 31, 2009, subject to the holder continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.    The options were granted to five persons who serve as directors, employees or consultants to the Company.  The shares issuable upon exercise of the options will be “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  The Company paid no fees or commissions in connection with the issuance of the options.

         9.       On March 15, 2007, we completed the private placement of units, each unit consisting of one share of the Company’s Common Stock (“Common Stock”) and one Warrant exercisable to purchase one additional share of Common Stock at an exercise price of $0.40 per share for a period of two years from the date of issue (“Warrants”).  Collectively, the Common Stock and Warrants are, hereinafter, referred to as “Units”.  The private offering price was $0.35 per Unit.  In total, we have sold 400,000 units.  Gross proceeds of the offering were $140,000 which proceeds were used for working capital.  The units were sold to a total of three (3) investors, each of whom qualify as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  The units, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D, Rule 506 thereunder.  In the offering, the Company paid no fees or commissions to persons who served as placement agents.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c))
Equity compensation plans approved by security holders	400,000	NA	100,000
Equity compensation plans not approved by security holders(1)	-0-	NA	-0-
Total	400,000	NA	100,000

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

          Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996. It specializes in brewing certified organic craft beers.   We face operational challenges as our sales and production levels increase.  The following are the key issues and challenges facing the Company:

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

*

Increase Gross Profit Margin.  In addition, our gross profit margin must be increased to at least 30% of sales.  Our plan is to take advantage of our increased production capacity and increase our production which should lower our average cost per barrel of beer produced. Also, we are trying to improve our product mix with higher margin products including more draft beer sales.  We also are raising our prices for contract brewing.  Finally, we raised our prices to certain customers in January 2007 and plan increases to other customers later in 2007.  There is no assurance that we will be successful in implementing our plan to increase our gross profit margin.  Many of these strategies have contributed to an improvement in our gross profit margin but have been outweighed by negative contributing factors including rising raw material costs, contract brewing increasing as a percentage of total sales, inventory adjustments and shortages and packaging inefficiencies caused by an equipment problem.  We have recently purchased a new labeler to help improve our packaging problem.

*

Control Selling, General & Administrative Expenses.  In addition to raising sales, we must control our expenditures to achieve a break-even operating level.  We have taken steps to reduce our monthly operating expenses by reducing our employee head-count.  These savings have been off-set by wage increases for other remaining employees.  In addition, we have reduced our direct sales effort in California during 2006 and during the first quarter of 2007.  Our direct sales effort consisted of three delivery vans selling directly from our brewery in Chico.  As of March 31, 2007, all three of these vans have been transferred to a distributor.    We hope to maintain our former direct sales through this distributor.  Our gross margin will be reduced but our sales and marketing expenses have been reduced and will more than make up for the loss of gross margin.

*

Working Capital Shortage.  Our history of working capital deficiencies make it difficult to build finished inventory.  We owe delinquent taxes to the IRS and several State agencies.  In addition, we have increased our production capacity and launched new products that will require increased levels of inventory.  Finally, our ability to maintain our equipment has been challenging with our shortage of working capital.

*

Lack of Marketing Materials.  We have very limited marketing budgets and are not competitive with other breweries of our size in the amount and quality of marketing materials needed to support our distribution network.

*

Continued Operating Losses.   Our history of operating losses makes it difficult to raise capital for our working capital needs.   We are developing key performance indicators to better manage and monitor our business in an attempt to reduce our operating losses.

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

We are considering outsourcing the location of our physical inventory or hiring a full-time warehouse person.  Either solution would be intended to reduce inventory shortages and provide stronger inventory controls.

          Both Golden West and Butte Creek have sustained losses from operations.  Golden West has a working capital deficit which raise substantial doubts about their ability to continue as a going concern. Our audited financial statements have received going concern qualifications from our Independent Registered Public Accounting Firm.

          The following discussion and analysis is for the twelve-month period ended December 31, 2006 and should be read in conjunction with the Notes thereto of Golden West Brewing Company, Inc.  We were a development stage entity prior to our acquisition of Butte Creek on August 31, 2005.

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

         The transaction that may have caused such a violation of Section 5 is as follows:  In December, 2004, we made the initial filing of our registration statement.  In June 2005, an unaffiliated third-party, Bob Vogt, loaned us the sum of $10,000.  The loan was uncollateralized and undocumented.  It was our intention to repay the loan in a short period of time; however, we were unable to do so due to our lack of working capital.  In December 2005, in an effort to improve our balance sheet, we offered Mr. Vogt an opportunity to convert his $10,000 loan into shares of our common stock.  In December 2005, we effected the conversion of Mr. Vogt's loan into shares of our common stock in a transaction in which we relied upon an exemption from the registration requirements of the Securities Act contained in Section 4(2), which exempts transactions not involving a public offering.

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

          Our sales are affected by several factors, including consumer demand, price discounting and competitive considerations. We compete in the craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products.. The wine and spirits market has experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in spirits. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.

Operating and Financial Review and Prospects

Operating Results

For the year ended December 31, 2006 compared to the twelve months ended December 31, 2005:

REVENUES.  Gross Revenues were $1,032,381 for the year ended December 31, 2006.  Revenues net of excise taxes (“Net Revenues”) for the fiscal year ended December 31, 2006 were $983,975 compared to $305,387  in the fiscal year ended December 31, 2005.  The increase was due to our acquisition of Butte Creek which occurred on August 31, 2005.

COST OF GOODS SOLD Cost of goods sold for fiscal 2006 was $724,746 or 73.7% of net sales compared to $205,565 or 67% of net sales in fiscal 2005.

GROSS PROFIT Gross profit for the year ended December 31, 2006 was $259,229 or 26.3% of net sales compared to $99,822 or 33% of net sales for the year ended December 31, 2005.

OPERATING EXPENSES Total operating expenses increased $555,010 or 259% to $769,340 for the fiscal year ended December 31, 2006 compared to an increase of $153,324 or 245% to $214,330 for of the fiscal year ended December 31, 2005.  Components of operating expenses were:

*

Depreciation & Amortization expense was $33,454 for fiscal year 2006 compared to $10,464 for fiscal 2005.  The increase was the result of tangible and intangible assets acquired from Butte Creek on August 31, 2005 and additional brewing equipment acquired in 2005 and 2006.

*

Management compensation was $84,307 for the year ended December 31, 2006 compared to $26,744 for the year ended December 31, 2005.  The increase was solely related to our acquisition of Butte Creek on August 31, 2005.

*

Rent expense was $41,256 for the year ended December 31, 2006 compared to $12,600 for the year ended December 31, 2005. The increase was the rent paid for our Chico, California facility subsequent to our acquisition of Butte Creek on August 31, 2005 and a rent increase in July 2006.

*

Selling expense was $72,477 for the fiscal year ended December 31, 2006 compared to $23,237 for the fiscal year ended December 31, 2005.  The increase was due to our acquisition of Butte Creek on August 31, 2005.

*

Outside Sales Compensation  was $51,062 for the fiscal year ended December 31, 2006 compared to $28,909 for the fiscal year ended December 31, 2005.   The increase was the result of purchase of Butte Creek on August 31, 2005.

*

Stock Based Compensation was $91,086 for the year ended December 31, 2006 compared to $0 in the prior fiscal year.  The increase was the result of the granting of 400,000 options and 10,000 shares, to various directors, officers and employees resulting in stock based compensation expense of $86,086 for options and $5,000 in stock bonuses.

*

Other General & Administrative Operating Expenses increased $283,322 to $395,698 or 252% for the year ended December 31, 2006 compared to an increase of $51,370 to $112,376 or 82% for year ended December 31, 2005.

The components in this category are detailed below:
	2006	2005
Legal and Accounting	$ 120,340	$ 38,979
Research and Organizational Expense	$ -	$ 722
Other	$ 275,358	$ 72,675

OPERATING LOSS.  The operating loss for the fiscal year ended December 31, 2006 increased $395,603 or 345% to $(510,111) compared to an increase of $53,502 or 86% to $(114,508) for the fiscal year ended December 31, 2005  as a result of the increase in total operating expenses resulting from the Butte Creek acquisition and the granting of stock options. In addition, we have incurred substantial legal and accounting expense in 2006 related to our public offering.

OTHER INCOME & EXPENSE Total other expense was $519,500 for the fiscal year ended December 31, 2006 compared to $13,277 for the fiscal year ended December 31, 2005. The primary component was a write off of the impairment to Goodwill of $472,503 related to the Butte Creek acquisition on August 31, 2005.  Our annual analysis of the potential goodwill impairment determined that several factors have developed that have impaired the value of the assets of Butte Creek Brewing Company that we acquired in August 2005.

#1 – Substantial increase in competition from breweries marketing certified organic ales.  The new competition includes Anheuser Busch (2006) and Miller Brewing Company’s Henry Weinhard (2007).  These two new competitors have far greater distribution channels and capital and could develop substantial market share of the organic beer market.  We had previously thought that the organic beer market was too small to attract larger breweries.

#2 -  Continued substantial operating losses and diminishing sources of capital to fund these losses. We have determined the fair value of our operating unit to be that of its tangible assets and the other intangible assets acquired and have elected to impair 100% of the goodwill from the Butte Creek Acquisition.  We have recorded $472,503 Impairment to Goodwill in the fourth quarter of 2006.We believe the carrying value of our other intangibles is fair.  We believe the Butte Creek brand could be sold for the value of the intangibles acquired less any accumulated depreciation.  Furthermore, there is currently a very strong market for used brewery equipment and we believe that our furniture, fixtures and equipment could be sold for their carrying costs less any accumulated depreciation.

NET LOSS Net loss increased $901,826 or 706% to $(1,029,611) for the fiscal year ended December 31, 2006 compared to an increase of $65,242 or 104% to $(127,785) for the fiscal year ended December 31, 2005.  The increase in our net loss was a result of the operating losses incurred by Butte Creek in the first nine months of 2006 and the granting of stock options. We did not own Butte Creek in eight of the first nine months of 2005.  In addition to the impairment to Goodwill of $472,503 discussed above, we incurred over $90,000 in legal and accounting costs during this period related to our public offering that was completed in August 2006.

Liquidity and Capital Resources

          We have required capital principally for the purchase of Butte Creek and the funding of operating losses and working capital. To date, we have financed our capital requirements through the sale of equity and short and long-term borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

          We have no commitments, understandings or arrangements for any additional working capital. If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

          We had nominal cash and cash equivalents and a  working capital deficit of $(233,585) at December 31, 2006.  Our long-term debt was $686,636 at December 31, 2006.  We do not have sufficient cash on hand or available credit facilities to continue operations  and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. We have raised capital through the sales of unregistered securities and advances and/or loans from its officers and directors to acquire Butte Creek,  and fund its operations after its acquisition.   There are no assurances that we will be able to secure additional capital to maintain the operations.

          During the year ended December 31, 2006, the Company's capital expenditures totaled $21,734.

Lines of Credit

         The Company assumed  a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 17.25%. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of December 31, 2006 was $24,148.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.

       The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America/MBNA with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of December 31, 2006 was $11,178.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.

Notes Payable

     Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.   The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.  As of December 31, 2006, the Tiffany Grace note had current maturities of $4,850 and a long-term maturity of $12,642.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.   As of December 31, 2006, the Power Curve and Lone Oak notes had accrued interest of $3,884 and ($2,924) respectively and long-term maturities of $50,000 and $25,000, respectively, after the sale by  Lone Oak Vineyards of $25,000 of it’s note to an unrelated third party on September 15, 2006.   These related party transactions have not been evaluated for fairness.   The terms of these loans are believed to be equal to or better than what could have been obtained from an unrelated party.

     On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of December 31, 2006, these notes had current maturities of $0 and $0 respectively and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $19,350 and $8,100 respectively. These related party transactions have not been evaluated for fairness.  The terms of these loans are believed to be equal to or better than what could have been obtained from an unrelated party.

     As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek, and a $10,098 note payable to Richard Atmore, Jr., a member of Butte Creek and the brother of Tom Atmore, a managing member of Butte Creek.  As of December 31, 2006 the note to Richard Atmore, Jr. was paid in full and the note to Bruce Detweiler had accrued interest of $3,667.

     The Company has pledged substantially all of its assets to collateralize some of the notes. Should the Company default in the payment of these collateralized notes, the collateral could be subject to forfeiture.

     In the twelve months ended December 31, 2006, John Power and Power Curve, Inc. have made advances to the Company of $115,000 and $155,000, respectively. On December 31, 2006 John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt.  The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  These related party transactions have not been evaluated for fairness.   The terms of these loans are believed to be equal to or better than what could have been obtained from an unrelated party.

Delinquent Taxes & Rent

          At December 31, 2006, the Company had outstanding payroll tax liabilities of $46,526. Of these amounts $38,009 are considered delinquent.

          California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"), and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At December 31, 2006, the Company had alcohol related taxes payable to federal and state taxing authorities of $8,681. The detail of those taxes payable is as follows:

	December 31, 2006
Tax Agency	Due	Delinquent
Internal Revenue Service	$37,096	$30,900	PAYROLL TAXES
CA Employment Development Department	$ 9,430	$ 7,109	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 7,426	$ 0	EXCISE TAX
CA Board of Equalization	$ 1,255	$ 0	EXCISE TAX
CA Board of Equalization	$ 3,324	$ 1,560	SALES AND USE TAX
CA Department of Conservation	$30,773	$29,379	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$17,959	$17,959	PROPERTY TAXES

          Most of these delinquent taxes payable have been assumed by the Company in connection with our acquisition of Butte Creek as the continuation of regulatory compliance is material to the Company's ability to continue as a going concern. The Company has entered into monthly payment plans with all of the aforementioned agencies.  Continued operations could be severely impaired should the Company default on its payment plans with the IRS or any other governmental agency seeking to collect any of the delinquent payables before we are able to pay them.

          At December 31, 2006 the Company had outstanding rent obligations assumed from Butte Creek on our operating facility of $17,950.  The Landlord made a demand for payment on or before November 1, 2006.  The Company was unable to make this payment requested as has had no further discussions with the landlord regarding this matter.

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

Certain Considerations: Issues and Uncertainties

        We do not provide forecasts of future financial performance or sales volume, although this report contains certain other types of forward-looking statements that involve risks and uncertainties. While we are optimistic about our long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its business prospects and any forward-looking statements.

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

Recent Accounting Pronouncements

       There were various accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

ITEM 7.       FINANCIAL STATEMENTS

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheet

3.	Consolidated Statements of Operations

4.	Consolidated Statement of Stockholders' (Deficit)

5.	Consolidated Statements of Cash Flows

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors
Golden West Brewing Company, Inc.

We have audited the accompanying balance sheet of Golden West Brewing, Inc. and Consolidated Subsidiaries as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden West Brewing, Inc. and Consolidated Subsidiaries as of December 31, 2006, and the results of its operations and cash flows for the two years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1, the Company has sustained losses from operations, and has net working capital and stockholders’ deficits, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
April 24, 2007

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET ASSETS

Current Assets:	December 31, 2006
Cash and cash equivalents	$ 344
Accounts receivable, net of allowance for doubtful accounts of $864	107,859
Inventory (Note 1 )	192,015
Prepaid Expenses	17,634
Total current assets	317,852

Fixed Assets:
Property and Equipment, net of accumulated depreciation of $36,683	276,097

Other Assets:
Deferred Offering Costs (Note 6 )	-
Goodwill (Notes 1 and 9 )	-
Intangibles, net of accumulated amortization of $7,235	20,313
Other assets	8,512
Total other assets	28,825
Total Assets	$ 622,774
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable	$ 279,968
Accrued expenses	205,147
Checks written in excess of funds available	9,260
Lines of credit payable (Note 2)	35,326
Notes payable - other, current portion (Note 2)	4,850
Notes payable, related party, current portion (Note 2)	16,886
Total current liabilities	551,437
Long-term liabilities:
Notes payable, net of current portion (Note 2)	36,636
Notes payable – related party, net of current portion (Note 2)	650,000
Total long-term liabilities	686,636
Common stock issued subject to rescission (Notes 5 and 11)	10,000
Total Liabilities	1,248,073
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 10 and 11)
Stockholders' (Deficit)
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	- -
Common Stock, $.0001 par value, 20,000,000 shares authorized, with shares issued and outstanding of 2,418,000	241
Additional paid-in capital	594,845
Accumulated (Deficit)	(1,220,385)
Total Stockholders' (Deficit)	(625,299)
Total Liabilities and Stockholders' (Deficit)	$ 622,774

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2006	2005
Revenues	$ 1,032,381	$ 321,895
Less: Excise taxes	(48,406)	(16,508)
Net revenues	983,975	305,387

Cost of sales	724,746	205,565

Gross profit	259,229	99,822

Operating expenses:
Depreciation and amortization	33,454	10,464
Legal and accounting	120,340	38,979
Management compensation	84,307	26,744
Outside sales compensation	51,062	28,909
Rent	41,256	12,600
Stock-based Compensation	91,086	-
Selling expenses	72,477	23,237
Other	275,358	73,397
Total operating expenses	769,340	214,330

Operating (Loss)	(510,111)	(114,508)

Other Income (Expense):
Miscellaneous income	3,417	338
Debt Forgiveness	19,773	-
Franchise Taxes	(1,548)	(1,537)
Impairment to Goodwill	(472,503)	-
Interest expense	(68,639)	(12,078)
Total other (expense)	(519,500)	(13,277)

Net (Loss)	$ (1,029,611)	$ (127,785)

Net (Loss) Per Share	$ (.475)	$ (.075)

Weighted Average Shares Outstanding	2,167,671	1,691,666

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

For the Period from January 1, 2005 through December 31, 2006

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Balance, December 31, 2004	-	-	1,500,000	$ 150	$ 334,850	$ (62,990)	$ 272,010

Stock issued for conversion of liabilities at $0.25	-	-	120,000	12	29,988	-	30,000
Stock issued for acquisition of Butte Creek at $0.25	-	-	200,000	20	49,980	-	50,000
Stock issued for conversion of liabilities at $0.25	-	-	180,000	18	44,982	-	45,000
Stock issued for conversion of liabilities subject to rescission	-	-	-	-	(10,000)	-	(10,000)

Net (Loss)	-	-	-	-	-	(127,785)	(127,785)

Balance, December 31, 2005	-	-	2,000,000	200	449,800	(190,775)	259,225

Stock issued for cash at $0.50	-	-	408,000	41	203,959	-	204,000
Offset Capitalized Stock Issuance Costs					(150,000)	-	(150,000)
Stock-Based Compensation-Shares	-	-	10,000	-	5,000	-	5,000
Stock-Based Compensation-Options					86,086	-	86,086

Net (Loss)	-	-	-	-	-	(1,029,611)	(1,029,611)

Balance, December 31, 2006	-	-	2,418,000	$ 241	$ 594,845	$ (1,220,385)	$ (625,299)

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2006	2005
Cash Flows from Operating Activities:
Net loss	$ (1,029,611)	$ (127,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,961	8,722
Amortization of intangibles	5,493	1,742
Stock-Based Compensation	91,086	-
Impairment to Goodwill	472,503	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	1,309	9,488
Inventories	(73,242)	(44,458)
Prepaid expenses and other receivables	(8,801)	(7,297)
Increase (decrease) in:
Checks written in excess of funds available	9,260	(2,196)
Accounts payable	57,780	(17,739)
Accrued Expenses and other	8,407	21,615
Net cash (used in) operating activities	(437,855)	(157,908)

Cash Flows from Investing Activities:
Investment in fixed assets	(21,734)	(1,118)
Investment in intangibles and other assets	(8,245)	(2,460)
Acquisition of Butte Creek	-	(218,400)
Net cash (used in) investing activities	(29,979)	(221,978)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	204,000	-
Deferred offering costs	-	(80,153)
Net Increase (Decrease) in Notes Payable	253,341	466,770
Net cash provided by financing activities	457,341	386,617

Increase in Cash and Cash Equivalents	(10,493)	6,731
Cash and Cash Equivalents, beginning of period	10,837	-
Cash acquired from Butte Creek	-	4,106
Cash and Cash Equivalents, end of period	$ 344	$ 10,837
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 55,727	$ -
Issuance of stock for conversion of liabilities	$ -	$ 75,000
Issuance of stock for conversion of liabilities, subject to rescission	$ -	$ 10,000
Issuance of stock for acquisition of Butte Creek	$ -	$ 50,000

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

Certain amounts for prior years have been reclassified to conform with the 2006 presentation.

Description of Business - Golden West Brewing Company, Inc., a Delaware Corporation, and its wholly-owned California subsidiary Golden West Brewing Company (hereinafter referred to as “The Company” on a consolidated basis) were formed in 2003 for the purpose of acquiring Butte Creek Brewing Company, LLC ("Butte Creek").  The acquisition of Butte Creek was completed on August 31, 2005.

The consolidated financial statements include the assets of the companies listed above for the years ended December 31, 2006 and 2005.  All intercompany account balances and transactions are eliminated in consolidation.

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

Revenue Recognition - The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.”  Under SAB 104, revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable and collectibility is reasonably assured.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At December 31, 2005 and December 31, 2006, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. In the year ended December 31, 2006, one customer, Mountain People’s Warehouse, accounted for over 10% of our sales in 2006.  A loss of this account or any other large account, or a significant reduction in sales to any of the Company’s principal customers, could have an adverse impact on the Company.

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

Intangibles - Intangibles consists of goodwill, trade names and trademarks. Intangibles other than goodwill are amortized using the straight-line method over the estimated useful life of the intangibles. The $25,000 of acquired intangible assets relate to trade names and trademarks that had an expected remaining useful life of approximately five years at the time of their purchase and are being amortized over a 5-year period.  Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, "Goodwill and Other Intangibles," but are tested for impairment on an annual basis.

Goodwill, which relates entirely to our acquisition of the assets of Butte Creek is not amortized but is tested annually for impairment.   At December 31, 2006 the Company performed a test of impairment on goodwill that resulted in a write down of 100% of the value as of December 31, 2006, and is included in Impairment to Goodwill on the Statement of Operations for the year ended December 31, 2006.

Recent Accounting Pronouncements - There were various accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

Development Stage Enterprise - Until August 31, 2005, the Company was a development stage enterprise since planned principal operations had not yet commenced. As a result of the acquisition of Butte Creek on August 31, 2005, the Company is no longer considered a development stage enterprise (Note 9).

Per Share Information - Earnings per share ("EPS") are calculated in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive.

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

Stock Based Compensation - Effective January 1, 2006, the Company adopted FAS No. 123(R), Share-Based Payments, and the related SEC rules included in Staff Accounting Bulletin No. 107. Under this method, compensation cost is recognized for costs related to 1) all share-based payments (stock options and restricted stock awards) granted before but not yet vested as of January 1, 2006 based on the grant-date fair value estimated under the original provisions of FAS No. 123, Accounting for Stock-Based Compensation, and 2) all share-based payments (stock options and restricted stock units) granted after December 31, 2005 based on the grant-date fair value estimated under the provisions of FAS No. 123(R). During the year ended December 31, 2006 400,000 options were granted and were outstanding at December 31, 2006.

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

2.     Advances and Notes Payable:

On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  The advance continues to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006 and had accrued interest as of December 31, 2006 of $700,

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.   The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.   As of December 31, 2006, the Tiffany Grace note had current maturities of $4,850 and a long-term maturity of $12,642.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.   As of December 31, 2006, the Power Curve and Lone Oak notes had accrued interest of $3,884 and ($2,924) respectively and long-term maturities of $50,000 and $25,000, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of it’s note to an unrelated third party on September 15, 2006.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of December 31, 2006, these notes had no current maturities and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $19,350 and $8,100 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek, and a $10,098 note payable to Richard Atmore, Jr., a member of Butte Creek and the brother of Tom Atmore, a managing member of Butte Creek.  As of December 31, 2006 the note to Richard Atmore, Jr. was paid in full and the note to Bruce Detweiler had accrued interest of $3,667.

The Company has pledged substantially all of its assets to collateralize certain of the notes. Should the Company default in the payment of these collateralized notes, the collateral could be subject to forfeiture.

In the twelve months ended December 31, 2006, John Power and Power Curve, Inc. have made advances to the Company of $115,000 and $155,000, respectively. The advances are uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets

Lines of Credit -The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 17.25%. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's Managing Member and former general manager. The outstanding balance as of December 31, 2006 was $24,148.

       The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's managing member and our former general manager. The outstanding balance on December 31, 2006 was $11,178.

Notes Payable December 31, 2006	Current	Long Term	Interest	Maturity
	Portion	Portion	Rate	Date	Collateralized
Lines of Credit
Atmore - MBNA	$ 11,178		29.98%	Demand	No
Atmore - Wells Fargo	24,188		17.25%	Demand	No
TOTAL	$ 35,326

Notes Payable - Related Parties
Power Curve, Inc.		$ 50,000	9%	Sep-08	Yes
Power Curve, Inc.		90,000	9%	Dec-08	Yes
Power Curve, Inc.		155,000	9%	Dec-08	Yes
John C. Power		215,000	9%	Dec-08	Yes
John C. Power		115,000	9%	Dec-08	Yes
Lone Oak Vineyards, Inc.		25,000	9%	Sep-08	Yes
J. Andrew Moorer	8,750		8%	Demand	No
B. Detweiler	8,136		8%	Demand	No
TOTAL	$16,886	$650,000

Notes Payable - Unaffiliated
Tiffany Grace	$4,850	$12,642	9%	Mar-08	Yes
Dayton Misfeldt Trust		23,994	9%	Sep-08	Yes

TOTALS	$21,736	$686,636

The unused portions of the lines of credit total approximately $5,000 at December 31, 2006.

3.      Related Party Transactions

(a)     On December 1, 2003, an officer and director of the Company purchased a delivery vehicle (2003 Ford Van) for the purposes of assisting Butte Creek Brewing Company, LLC ("Butte Creek") maintain and expand its self-distribution capabilities. The vehicle is 100% utilized by Butte Creek as a delivery vehicle. The purchase price of the vehicle was $22,921 and was financed for 60 months with Ford Credit at an annual percentage rate of 5.99%. The payments on the vehicle are paid and expensed by the Company.  The liability to Ford Credit is in the name of the officer and director of Golden West Brewing company, Inc. and is not recorded as a liability on these financial statements. There are no written agreements between the Company and the officer and director memorializing this transaction. The balance owing as of December 31, 2006 was $10,111.  Effective October 31, 2006, this vehicle was transferred to one of our distributors and the Company is no longer making payments on this vehicle.

(b)     In July 2004, an officer and director of the Company purchased a delivery vehicle (2004 Ford Van) for the purpose of assisting Butte Creek maintain and expand its self-distribution capabilities. The vehicle is 100% utilized by Butte Creek as a delivery vehicle. The purchase price was $26,156 and was financed for 60 months with Ford Credit at an annual percentage rate of 0.90%. The payments on the vehicle are paid and expensed by the Company.  The liability to Ford Credit is the name of the officer and director of the Company and is not recorded as a liability on these financial statements. There are no written agreements between the Company and the officer and director

memorializing this transaction. The balance owing as of December 31, 2006 was $13,675.   Effective December 31, 2006, this vehicle was transferred to one of our distributors and the Company is no longer making payments on this vehicle

(c)     In 2003, an officer and director of the Company guaranteed a $25,000 line of credit for Butte Creek with one of its key suppliers. No compensation has been paid by either the Company or Butte Creek for the guarantee.

(d)   On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  The advance continues to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006.

(e)     In January 2005, John Power converted $22,500 in outstanding advances to the Company into 90,000 shares of common stock.

(f)    Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.  As of December 31, 2006, the Tiffany Grace note had current maturities of $4,850 and a long-term maturity of $12,642.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008.  The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of December 31, 2006, the Power Curve and Lone Oak notes had accrued interest of $3,884 and ($2,924) respectively and long-term maturities of $50,000 and $25,000 respectively after the sale by Lone Oak of $25,000 of its note to an unrelated third party on September 15, 2006.

(g)      On December 30, 2005, John Power converted $10,000 in outstanding advances to the Company into 40,000 shares of common stock

(h)     On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of December 31, 2006, these notes had accrued interest of $19,350 and $8,100 with no current maturities and long-term maturities of $215,000 and $90,000 respectively.

(i)     Effective December 30, 2005, our attorney Clifford Neuman converted $25,000 in accrued fees payable into 100,000 shares of common stock at a conversion price of $.25 per share. The accrued fees were incurred in connection with this offering. Mr. Neuman immediately gifted the shares to his two children equally.

(j)     In the twelve months ended December 31, 2006, John Power and Power Curve, Inc. have made advances to the Company of $115,000 and $ 155,000 respectively.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt.  The notes bear interest at 8%, mature December 31, 2008, and are collateralized by all tangible and intangible assets but junior to all prior perfected liens on those assets.

(k) John Power and Power Curve, Inc. have made advances to one of our distributor/customers, Craft Brewers.  This distributor accounted for 6.6 % of our gross sales in 2006.  In March 2007, the Company made a collateralized loan to the same distributor in the amount of $40,000.  The loan was collateralized by all of the assets (receivables, inventory and equipment) of the distributor.  This Distributor owed us $21,716 for products and $6,009 for other costs as of December 31, 2006

4.     Operating Leases

Effective July 1, 2005, the Company entered into a five year lease for office and warehouse space in Chico, California for Butte Creek. The lease provided for initial monthly rent of $3,150, which increased to $3,726 in July 2006 and is subject to annual increases every year starting in July 2007 based on the Consumer Price Index, and expires in 2010.

Future minimum lease payments under this lease are as follows:

Year Ending December 31,

2007	$44,712
2008	$44,712
2009	$44,712
2010	$44,712
$178,848

5.     Commitments & Contingencies

A.  On December 30, 2005, an uncollateralized outstanding advance to the Company by an unaffiliated party at that time in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the advance, amounting to $10,000 as of December 31, 2006, as a liability under amounts subject to rescission in the accompanying December 31, 2006 balance sheet.  The shares issued are included in our total number of shares outstanding as of December 31, 2006.  A contingency exists with respect this matter, the ultimate resolution of which cannot be determined at this time.

 Mateveza USA, LLC

      In November, 2006, the Company entered into a License, Production and Distribution Agreement with Mateveza USA, LLC, a California limited liability company (“Mateveza”) to manufacture, sell and distribute Mateveza’s proprietary yerba mate ales within an exclusive territory consisting of the states of California, Oregon, and Washington.  Under the terms of the arrangement, the Company has agreed to advance production costs and sell under a jointly-developed marketing plan and pay Mateveza a royalty equal to fifty percent of the net profits generated from the sale of the Mateveza yerba mate ales.  In addition, the Company has agreed to maintain a minimum manufacturing capacity of 1,000 barrels per year, and have a right of first refusal with respect to any required capacity in excess of that amount.

Bison Brewing Company

        In February, 2007, the Company entered into a Production Agreement with Bison Brewing Company, LLC (“Bison Brewing”) be a contract brewer for Bison Brewing’s craft beers.  In consideration of the contract brewing, Bison has agreed to pay all direct production costs, including materials, bottling and labor and to share general and administrative expenses of the brewery.  While the Company has contract brewed for Bison Brewing in the past, this arrangement will increase the volume of product that will be generated under the arrangement.  As part of the agreement with Bison Brewing, our subsidiary hired Daniel Del Grande, President of Bison, as its Chief Financial Officer. As CFO, Mr. Del Grande will devote 50% of his time to the Company and receive a salary of $30,000 per year for a term of two years, expiring February 2009.

B. Delinquent Taxes & Rent

At December 31, 2006, the Company had outstanding payroll tax liabilities of $46,526. Of these amounts $38,009 are considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"), and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At December 31, 2006, the Company had alcohol related taxes payable to federal and state taxing authorities of $8,681. The detail of those taxes payable is as follows:

	December 31, 2006
Tax Agency	Due	Delinquent
Internal Revenue Service	$37,096	$30,900	PAYROLL TAXES
CA Employment Development Department	$ 9,430	$ 7,109	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 7,426	$ 0	EXCISE TAX
CA Board of Equalization	$ 1,255	$ 0	EXCISE TAX
CA Board of Equalization	$ 3,324	$ 1,560	SALES AND USE TAX
CA Department of Conservation	$30,773	$29,379	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$17,959	$17,959	PROPERTY TAXES

Most of these delinquent taxes payable have been assumed by the Company in connection with our acquisition of Butte Creek as the continuation of regulatory compliance is material to the Company's ability to continue as a going concern.  The Company has entered into monthly payment plans with all of the aforementioned agencies. Continued operations could be severely impaired should the Company default on its payment plans with the IRS or any other governmental agency seek to collect any of the delinquent payables before we are able to pay them.

At December 31, 2006 the Company had outstanding rent obligations assumed from Butte Creek on our operating facility of $17,950.  The Landlord made a demand for payment on or before November 1, 2006.  The Company was unable to make this payment requested and has no further discussions with the landlord regarding this matter.

6.     Deferred Offering Costs:

As of June 30, 2006, the Company had incurred $232,089 related to the pending public offering of its securities. The Company has carried $150,000 of the costs as deferred offering costs and has expensed $11,295 in fiscal 2005 and $70,794 in the 6 months ended June 30, 2006.  The deferred offering costs were charged against the proceeds of the offering. All offering costs incurred in excess of $150,000 were expensed in the period incurred.

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

On December 30, 2005, an uncollateralized outstanding advance to the Company by an unaffiliated party in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the advance, amounting to $10,000 as of December 31, 2006, as a liability under amounts subject to rescission in the accompanying December 31, 2006 balance sheet.  The 40,000 shares issued are included in our total number of shares outstanding as of December 31, 2006.  A contingency exists with respect this matter, the ultimate resolution of which cannot be determined at this time.

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

The Company granted a one-time bonus of 1,000 common shares to each full-time employee in December 2006 for a total of 10,000 common shares at $.50 per share, for a total value of $5,000.  The shares were expensed as stock compensation expense in 2006 and the shares were issued in January 2007.

On March 15, 2007, we completed the private placement of units, each unit consisting of one share of the Company’s Common Stock (“Common Stock”) and one Warrant exercisable to purchase one additional share of Common Stock at an exercise price of $0.40 per share for a period of two years from the date of issue (“Warrants”).  Collectively, the Common Stock and Warrants are, hereinafter, referred to as “Units”.  The private offering price is $0.35 per Unit.

In total, we have sold 400,000 units.  Gross proceeds of the offering were $140,000 which proceeds will be used for working capital.  The units were sold to a total of three (3) investors, each of whom qualify as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).    One of the three investors was John Power, the Company’s President and Director.

8.     Income Taxes

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist of the benefit from net operating loss (NOL) carryforwards.  The net operating loss carry forwards expire in various years through 2026.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending December 31,	Estimated NOL Carry-forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
2005	191,000	2025	35,335	(35,335)	(23,635)	—
2006	1,220,000	2026	225,700	(225,700)	(190,365)

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Tax (benefit) at Federal statutory rate	(15.00)%
State tax (benefit) net of Federal benefit	(3.50)
Valuation allowance	18.50
Tax provision (benefit)	-

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

The $25,000 of acquired intangible assets relate to trade names and trademarks that had an expected remaining useful life of approximately five years at the time of their acquisition and are being amortized on a 5-year schedule.

Goodwill, which relates entirely to our acquisition of the assets of Butte Creek, is not amortized but is tested annually for impairment.  At December 31, 2006 the Company performed a test of impairment on goodwill that resulted in a write down of 100% of the value as of December 31, 2006, and is included in Impairment to Goodwill on the Statement of Operations for the year ended December 31, 2006.

10.       Equity Incentive Plan:

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  In consideration of their services to the Company, on August 21, 2006, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The foregoing options are subject to vesting and become exercisable 50% on the date of grant; 16.67% on July 31, 2007; 16.67% on July 31, 2008; and 16.67% on July 31, 2009, subject to the holder continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.

The options were granted to five persons who serve as directors, employees or consultants to the Company.  The shares issuable upon exercise of the options will be “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.

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

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance December 31, 2005	-0-	$ -
Granted	400,000	$ 0.50
Exercised	-0-	-
Balance December 31, 2006	400,000	$ 0.50

The following table presents summarized information about fixed price stock options at December 31, 2006:

				Exercisable
Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contracted Life	Weighted Average Price	Number Exercisable	Exercise Price
$0.50	400,000	5.4 years	$0.50	200,000	$0.50

The fair value of the options granted in fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	75%
Risk-free interest rate	4.85%

Expected dividends	None
Expected life of options	6 years

11.       Subsequent Events:

A.   Subsequent to December 31, 2006, John Power, Power Curve, Inc. and Sea Ranch Lodge & Village, LLC, a company controlled by John Power, have made short-term advances to the Company in the amount of $16,250, $17,750 and $50,000, respectively. The advances are uncollateralized and due on demand.

B.  On March 1, 2007, the Registrant’s wholly-owned subsidiary, Golden West Brewing Company, a California corporation doing business as Butte Creek Brewing Company (the “Company”) entered into a Production Agreement with Bison Brewing Company, LLC (“Bison”) pursuant to which the Company will contract brew Bison’s products for a term of two years. Bison Brewing shall pay the costs of material and labor and a share of general and administrative expense.

C.  Additionally, effective March 1, 2007, the Company entered into an Employment Agreement wherein Mr. Daniel Del Grande, as the Manager of Bison shall be employed by the Company as the Chief Financial Officer of its wholly-owned subsidiary during the term of the Production Agreement referenced above. Mr. Del Grande will devote 50% of his time to the Company and will receive a salary of $30,000 per year for two years ending February 2009.

D.  On March 15, 2007, we completed the private placement of units, each unit consisting of one share of the Company’s Common Stock (“Common Stock”) and one Warrant exercisable to purchase one additional share of Common Stock at an exercise price of $0.40 per share for a period of two years from the date of issue (“Warrants”).  Collectively, the Common Stock and Warrants are, hereinafter, referred to as “Units”.  The private offering price was $0.35 per Unit.   In total, we sold 400,000  units.  Gross proceeds of the offering were $140,000 which proceeds were used for working capital.  The units were sold to a total of three (3) investors, each of whom qualify as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  One of the three investors was John Power, The Company’s President and Director.

E.  J. Andrew Moorer resigned as an officer & director on December 31, 2006.

F.  In March 2007, the Company made a loan to one of our distributors in the amount of $40,000.   The loan was collateralized by all of the assets (receivables, inventory and equipment) of the distributor.  The Distributor accounted for 6.6 % of our sales in 2006.   This Distributor owed us $21,716 for products and $6,009 for other costs as of December 31, 2006.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None

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

Our principal executive and financial officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 8B.	OTHER INFORMATION

       None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       Our executive officers, key employees and directors and their respective ages and positions are set forth below:

Name	Age	Position

John C. Power(1)	44	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary and Director

Brian Power(1)	41	Director

________________________________

(1)   John C. Power and Brian Power are brothers.

John C. Power, age 44, has been a director of Golden West since its inception in December 2003 and Chief Financial Officer since March 2005. He has served as President since December 2005 and as Secretary since January, 2007.  He was President (since September 1992) and Director (since September 1989) of Redwood MicroCap Fund, Inc., a registered closed-end investment company regulated under the Investment Company Act of 1940, until March 2005.  In addition, until March 2005, he served as Vice President of TriPower Resources, Inc., an oil and gas exploration company, (since December 1993), President and Director of Alta California Broadcasting, Inc. which operates local market radio stations, (since May 1994), President and Director of Four Rivers Broadcasting, Inc., also a radio broadcaster, (since May 1997),and Managing Member of Nova Redwood, LLC, which held undeveloped real property which has now been sold, (since November 1999). He is Managing Member of Wyoming Resorts, LLC, which owns and operates an historic hotel in Thermopolis, Wyoming, (since June 1997), Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway Resorts, LLC, (from May 2002), Managing Member of Yellowstone Gateway Resorts, LLC, which owns and operates the Gallatin Gateway Inn, (from May 2002) and co-Managing Member of Napa Canyon, LLC, which owns undeveloped real estate in Napa, California, (since September 2001).  On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee.  Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11.  He served as Director of Redwood Energy, Ltd. from 1994 to 2004, President and Director of Redwood Broadcasting, Inc. from December 1994 to June 1998, President and Director of Power Surge, Inc., which was involved in radio broadcasting from December 1996 to June 1998.  He also serves as President of Power Curve, Inc., a private investment company, (since 1986), Managing Member of Sea Ranch Lodge and Village, LLC, which owns and operates the Sea Ranch Lodge in Sonoma County, California, (since December 1997), Managing Member of Best of Sea Ranch, LLC, which owns a 50% interest in Sea Ranch Escapes which is involved in home rentals at the Sea Ranch (since December 2004) and co-Managing Member of Napa

Partners, LLC, which is a real estate holding company (since November 1999).  He also served as Managing Member of Sea Ranch California, LLC from December 1997 to June 2004.  Mr. Power attended Occidental College and University of California at Davis.

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

Brian Power, age 41, was CEO, President and Director of Golden West since its inception in December 2003.  He resigned as President and CEO in December 2005. He has been President and Director from February 1997 to the present of Lone Oak Vineyards, Inc., a California real estate investment company.  From October 1998 to December 2005,  he was the co-founder and managing member of Spirit of Adventure, LLC, formed to develop deep ocean exploration technologies and design and build high technology-based manned submersibles.  From February 2002 to present, he has been founder and managing member of West Indies Investments, LLC, a company that sponsors tourist excursions in Providenciales, Turks and Caicos Islands, and the British West Indies.  He has been Director of Snuba, Inc. from 1996 to present, a licensor of and manufacturer of patented dive apparatus.  From September 1996 to April 2002, he was a Director of Combined Penny Stock Fund, Inc., a registered closed-end investment management company regulated under the Investment Company Act of 1940; and from May 2000 to December 2001, served as managing member of Binghampton Meadows, LLC, a single purpose real estate development entity located in Solano County, California.  Mr. Power attended Solano Community College and the University of California at Davis.

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

       Except for the filial relationship between John C. Power and Brian Power, no other family relationship exists among our directors.  No arrangements or understandings exist between any director and any other person pursuant to which any director was elected as such.

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

       As of the date of this Report, we have granted options exercisable to purchase an aggregate of 400,000 shares under the Plan.  A portion of those outstanding options are subject to future vesting.

Director Compensation

       Under our Equity Incentive Plan, each of our directors and officers is eligible to receive options to purchase shares of our common stock.  To date, we have granted Brian Power and J. Andrew Moorer each options to purchase 50,000 shares of common stock at an exercise price of $.50 per share. Mr. Moorer resigned from the board of directors in December 2006, and his options have since expired without exercise.  We plan to make annual grants to directors in the future, but the basis of such grants has not yet been established.

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

Compliance with Section 16(a) of the Exchange Act

       Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders except Butte Creek Brewing Company, LLC failed to file one report covering one transaction in a timely fashion, and Brian Power failed to file one report covering one transaction in a timely fashion.  In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 10.        EXECUTIVE COMPENSATION

The following table and discussions summarize all plan and non-plan compensation earned by or paid to our chief executive officer for our last three completed fiscal years.  No other executive officer received total annual salary and bonus of at least $100,000 during those periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John C. Power, CEO	2006	- 0 -	- 0 -	-	-	-	-	- 0 -	- 0 -
John C. Power, CEO	2005	- 0 -	- 0 -	-	-	-	-	-	- 0 -
Thomas Atmore, Managing Member, Butte Creek	2005	43,500	$800	- 0 -	-	-	-	-	$44,300
Thomas Atmore, Managing Member, Butte Creek	2004	42,000	- 0 -	- 0 -	-	-	-	-	$42,000

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
John Power	-0-	-0-	-0-	-	-	-0-	-	-0-	-

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John Power	0	0	0	0	0	0	0
Brian Power	0	0	50,000	0	0	0	$32,500
J. Andrew Moorer (1)	0	0	50,000	0	0	0	$32,500

(1)  Mr. Moorer resigned from the Board in December, 2006, and his options have since expired without extension.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our Directors; and
*	all executive officers and Directors as a group.

The table shows the number of shares owned as of March 31, 2007 and the percentage of outstanding common stock owned as of March 31, 2007.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Before Offering(3)

Allan W. Williams 21071 43A Avenue Langley, British Columbia CANADA V3A 8K4	160,000		5.7%
John Gibbs 807 Wood N Creek Ardmore, OK 73041	820,000	(4)	22.9%
John C. Power Post Office Box 114 Sea Ranch, CA 95497	708,000	(5)	22.0%
Brian Power	0		0

Butte Creek Brewing Company, LLC 945 West 2nd Street Chico, California (6)	200,000		7.1%

All officers and directors as a group (three persons)	668,000		33.4%

____________________________

(1)	Unless otherwise stated, address is 945 West 2nd Street, Chico, California 95928.

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

(3)	Shares and percentages beneficially owned are based upon 2,818,000 shares outstanding on March 31, 2007.

(4)

Includes (i) 300,000 shares of common stock and warrants exercisable to purchase an additional 300,000 shares of common stock owned by Mr. Gibbs, individually; and, (ii) an aggregate of 220,000 shares of common stock owned of record by Wyoming Resorts, LLC, of which Mr. Gibbs is a control person.

(5)	Includes warrants exercisable to purchase 85,000 shares of common stock.

(6)	Voting and investment power is exercised by the sole manager of Butte Creek, who is Thomas Atmore.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On December 1, 2003, an officer and director of the Company purchased a delivery vehicle (2003 Ford Van) for the purposes of assisting Butte Creek Brewing Company, LLC ("Butte Creek") maintain and expand its self-distribution capabilities. The vehicle is 100% utilized by Butte Creek as a delivery vehicle. The purchase price of the vehicle was $22,921 and was financed for 60 months with Ford Credit at an annual percentage rate of 5.99%. The payments on the vehicle are paid and expensed by the Company.  The liability to Ford Credit is in the name of the officer and director of Golden West Brewing company, Inc. and is not recorded as a liability on these financial statements. There are no written agreements between the Company and the officer and director memorializing this transaction. The balance owing as of December 31, 2006 was $10,111.  Effective October 31, 2006, this vehicle was transferred to one of our distributors and the Company is no longer making payments on this vehicle.

In July 2004, an officer and director of the Company purchased a delivery vehicle (2004 Ford Van) for the purpose of assisting Butte Creek maintain and expand its self-distribution capabilities. The vehicle is 100% utilized by Butte Creek as a delivery vehicle. The purchase price was $26,156 and was financed for 60 months with Ford Credit at an annual percentage rate of 0.90%. The payments on the vehicle are paid and expensed by the Company.  The liability to Ford Credit is the name of the officer and director of the Company and is not recorded as a liability on these financial statements. There are no written agreements between the Company and the officer and director memorializing this transaction. The balance owing as of December 31, 2006 was $13,675.   Effective December 31, 2006, this vehicle was transferred to one of our distributors and the Company is no longer making payments on this vehicle.

In 2003, an officer and director of the Company guaranteed a $25,000 line of credit for Butte Creek with one of its key suppliers. No compensation has been paid by either the Company or Butte Creek for the guarantee.

On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  The advance continues to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006.

In January 2005, John Power converted $22,500 in outstanding advances to the Company into 90,000 shares of common stock.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.  As of December 31, 2006, the Tiffany Grace note had current maturities of $4,850 and a long-term maturity of $12,642.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008.  The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of December 31, 2006, the Power Curve and Lone Oak notes had accrued interest of $3,884 and ($2,924) respectively and long-term maturities of $50,000 and $25,000 respectively after the sale by Lone Oak of $25,000 of its note to an unrelated third party on September 15, 2006.

On December 30, 2005, John Power converted $10,000 in outstanding advances to the Company into 40,000 shares of common stock

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of December 31, 2006, these notes had accrued interest of $19,350 and $8,100 with no current maturities and long-term maturities of $215,000 and $90,000 respectively.

Effective December 30, 2005, our attorney Clifford Neuman converted $25,000 in accrued fees payable into 100,000 shares of common stock at a conversion price of $.25 per share. The accrued fees were incurred in connection with this offering. Mr. Neuman immediately gifted the shares to his two children equally.

In the twelve months ended December 31, 2006, John Power and Power Curve, Inc. have made advances to the Company of $115,000 and $ 155,000 respectively.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt.  The notes bear interest at 8%, mature December 31, 2008, and are collateralized by all tangible and intangible assets but junior to all prior perfected liens on those assets.

John Power and Power Curve, Inc. have made advances to one of our distributor/customers, Craft Brewers.  This distributor accounted for 6.6 % of our gross sales in 2006.  In March 2007, the Company made a collateralized loan to the same distributor in the amount of $40,000.  The loan was collateralized by all of the assets (receivables, inventory and equipment) of the distributor.  This Distributor owed us $21,716 for products and $6,009 for other costs as of December 31, 2006

In the three months ended March 31, 2007, John Power, Power Curve, Inc., and Sea Ranch Lodge & Village, LLC, a company controlled by John Power, have made additional working capital advances to the Company in the amounts of $10,750, $17,750 and $50,000, respectively.  The advances are uncollateralized and are due on demand.

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
*	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
*	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
*	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
*	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
*	3.1	Amended and Restated Certificate of Incorporation
*	3.2	By-Laws
*	4.1	2004 Equity Incentive Plan
*	4.2	Form of Subscription Agreement
*	4.3	Specimen common stock certificate
*	10.1	Lease Agreement
*	10.2	Form of Escrow Agreement
*	10.3	Amended Trademark Assignment
*	10.3.2	Initial Assignment of Trademark
*	10.4	Lock-up Letter for Brian Power
*	10.5	Lock-up Letter for John C. Power
*	10.6	Lock-up Letter for J. Andrew Moorer
*	10.7	Amended Fund Escrow Agreement
*	10.8	Lease Agreement with Golden West Brewing Company
*	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
*	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
*	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
*	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
*	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
*	10.14	Amended and Restated Assignment and Assumption
*	10.15	August 7, 1998 Distribution Agreement
*	10.16	Territorial Agreement
*	10.17	November 4, 2002 Distribution Agreement
*	10.18	June 1, 2001 Authorization
*	10.19	July 22, 2004 Authorization
*	10.20	September 1, 2005 Authorization
*	10.22	Second Amended Fund Escrow Agreement
*	10.23	Contract with New Zealand Hops, Ltd., 2006
*	10.24	Contract with New Zealand Hops, Ltd., 2007
*	10.25	Second Amended and Restated Assignment and Assumption
*	10.26	Third Amended Fund Escrow Agreement
*	10.27	Collateralized Promissory Note with John C. Power
*	10.28	Collateralized Promissory Note with Power Curve, Inc.
*	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
***	10.30	Production Agreement dated February 21, 2007 with Bison Brewing Company
***	10.31	Employment Agreement with David DelGrande dated February 21, 2007
**	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC

**	14	Code of Ethics
*	21.0	List of Subsidiaries
**	31	Certification
**	32	Certification pursuant to 18 U.S.C.. Section 1350

_________________

*	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

**	Filed herewith.

***	Incorporated by reference from the Company’s Report on Form 8-K dated December 28, 2006 and filed with the Commission on March 8, 2007.
Reports on Form 8-K

Current Report on Form 8-K dated December 28, 2006, Item No. Item 5.02, as filed with the Commission on December 28, 2006.

Current Report on Form 8-K dated March 1, 2007, Item Nos. 1.01 and 9.01, as filed with the Commission on March 8, 2007.

Current Report on Form 8-K dated March 15, 2007, Item No. 3.02, as filed with the Commission on March 20, 2007.

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

        The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its principal accountant, for each of the last two fiscal years:

	2006	2005
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$25,000	$23,000
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	7,000	13,000
Tax fees - tax compliance, tax advice and tax planning	-	-
All other fees - services provided by our principal accountants other than those identified above	-	-
Total fees paid or accrued to our principal accountants	$32,000	$36,000

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

GOLDEN WEST BREWING COMPANY, INC.

Date: April 24, 2007	By:/s/ John C. Power____________________ John C. Power, President, Chief Financial Officer, Principal Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power_ John C. Power	President, Principal Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary & Director	April 24, 2007

/s/ Brian Power___ Brian Power	Director	April 24, 2007