Form 10QSB
period 2007-03-31
Golden West Brewing Company, Inc.
filed 2007-05-15
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

As of  May 15, 2007, the Registrant had 2,818,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Golden West Brewing Company, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2006 and March 31, 2007, and its results of operations for the three month periods ended March 31, 2007 and 2006 and its cash flows for the three month periods ended March 31, 2007 and 2006 and the statement of stockholder’s equity as of March 31, 2007.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AS OF ASSETS (unaudited)
Current Assets:	December 31, 2006	March 31, 2007
Cash and cash equivalents	$ 344	$ 318
Accounts receivable, net of allowance for doubtful accounts of $864 and $6,527 at December 31, 2006 and March 31, 2007, respectively	107,859
		132,176
Inventory (Note 1 )	192,015	180,641
Prepaid Expenses	17,634	15,785
Total current assets	317,852	328,920

Fixed Assets:
Property and equipment, net of accumulated depreciation of $36,683 and $40,594 at December 31, 2006 and March 31, 2007, respectively	276,097	271,006
Other Assets:
Note Receivable – Customer (Note 3 )	-	40,000
New Equipment Deposits	-	22,200
Intangibles, net of accumulation amortization of $7,235 and $8,612 at December 31, 2006 and March 31, 2007, respectively	20,313	17,083

Other assets	8,512	19,455
Total other assets	28,825	98,738
Total Assets	$ 622,774	$ 698,664
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Checks written in excess of available funds	$ 9,260	$ 8,799
Accounts payable	279,968	267,945
Accrued expenses	205,147	224,343
Lines of credit payable (Note 2)	35,326	34,606
Notes payable - other, current portion (Note 2)	4,850	4,960
Notes payable, related party, current portion (Note 2)	16,886	77,636
Total current liabilities	$ 551,437	$ 618,289
Long-term liabilities:
Notes payable, net of current portion (Note 2)	36,636	11,360
Notes payable - related party, net of current portion (Note 2)	650,000	668,983
Total long-term liabilities	686,636	680,343
Common stock issued subject to rescission (Note 5)	10,000	10,000
Total Liabilities	$ 1,248,073	$1,308,632
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 10 and 11)
Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value, 20,000,000 shares authorized, 2,408,000 and 2,818,000 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	241	282
Additional paid-in capital	594,845	855,575
Accumulated (Deficit)	(1,220,385)	(1,465,825)
Total Stockholders' Equity	(625,299)	(609,968)
Total Liabilities and Stockholders' Equity	$ 622,774	$ 698,664

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 & 2006 (UNAUDITED)

	2007	2006

Revenues	$ 311,682	$ 194,900
Less: Excise taxes	(14,834)	(10,020)
Net revenues	296,848	184,880

Cost of sales	228,789	126,611

Gross profit	68,059	58,269

Operating expenses:
Depreciation and amortization	8,631	7,824
Legal and accounting	20,193	41,578
Management compensation	24,250	19,807
Outside sales compensation	3,813	23,254
Rent	11,178	9,450
Selling expenses	22,682	23,726
Stock Option compensation	8,477	-
Stock transfer agent expense	666	-
Other	73,292	54,223
Total operating expenses	173,182	179,862

Operating (Loss)	(105,123)	(121,593)

Other Income (Expense): Stock Warrant Financing Costs	(122,869)
Used equipment sales – Net	1,612
Miscellaneous income	599	369
Interest expense	(19,659)	(13,201)
Total other (expense)	(140,317)	(12,832)

Net (Loss)	$ (245,440)	$ (134,425)
Net (Loss) Per Share	$ (.0939)	$ (.0672)
Weighted Average Shares Outstanding	2,613,000	2,000,000

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
MARCH 31, 2007 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Balance, December 31, 2005	-	-	2,000,000	$ 200	$ 449,800	$ (190,774)	$ 269,226

Stock issued for cash			408,000	41	203,959		204,000
Offset Capitalized Stock Issuance Costs					(150,000)		(150,000)
Stock issued to employees for services			10000		5,000		5,000
Stock Option Compensation					86,086		86,086
Net (Loss)	-	-	-	-	-	(1,029,611)	(1,029,611)
Balance, December 31, 2006	-	-	2,418,000	$ 241	$ 594,845	$ (1,220,385)	$ (625,299)

Stock issued for cash			400,000	41	129,384		129,425
Stock Purchase Warrants Issued in Financing					122,869		122,869
Stock Option Compensation					8,477		8,477
Net (Loss)						(245,440)	(245,440)
Balance, March 31, 2007	-	-	2,818,000	$ 282	$ 855,575	$ (1,465,825)	$ (609,968)

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net loss	$ (245,440)	$ (134,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,254	6,543
Amortization of intangibles	1,377	1,281
Stock Warrant Financing Costs	122,869
Stock Option compensation	8,477
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(24,317)	3,080
Inventories	11,374	(32,712)
Prepaid expenses and other receivables	1,849	(7,588)
Increase (decrease) in:
Checks written in excess of funds available	(461)	950
Accounts payable	(12,023)	33,493
Accrued Expenses	19,196	12,122
Net cash (used in) operating activities	(109,845)	(117,256)
Cash Flows from Investing Activities:
Equipment deposits
Net Investment in fixed assets	(2,163)	(6,149)
Investment in intangibles and other assets	(9,090)	(4,734)
Advances to related company	(40,000)	-
Deposits on new equipment	(22,200)	-
Net cash (used in) investing activities	(73,453)	(10,883)
Cash Flows from Financing Activities:
Proceeds from Paid-In Capital	129,425	-
Deferred offering costs		-
Net Increase in Advances and Notes Payable	53,847	117,302
Net cash provided by financing activities	183,272	117,302
Decrease in Cash and Cash Equivalents	(26)	(10,837)
Cash and Cash Equivalents, beginning of period	344	10,837
Cash and Cash Equivalents, end of period	$ 318	$ -
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 19,659	$ 13,201

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2006 and March 31, 2007, and its results of operations and statement of cash flows for the three month periods ended March 31, 2006 and 2007 and the statement of stockholder’s equity as of March 31, 2007.  The accompanying financial statements should be read in conjunction with the notes thereto filed as a part of the Company's quarterly report on Form 10-QSB.  All inter-company account balances and transactions are eliminated in consolidation.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At March 31, 2007 and December 31, 2006, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Recent Accounting Pronouncements - There were various accounting standards and interpretations issued during 2006 and the first three months of 2007, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

2.     Advances and Notes Payable:

On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  The advance continues to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006 and had accrued interest as of March 31, 2007 of $875.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.  As of March 31, 2007, the Tiffany Grace note had current maturities of $4,960 and a long-term maturity of $11,360.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of March 31, 2007, the Power Curve and Lone Oak notes had accrued interest of $5,009 and ($2,462) respectively and long-term maturities of $50,000 and $20,500, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of it’s note to an unrelated third party on September 15, 2006.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of March 31, 2007, these notes had no current maturities and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $24,188 and $10,125 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of March 31, 2007 the note had accrued interest of $3,830.

The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

In the twelve months ended December 31, 2006, John Power and Power Curve, Inc. have made advances to the Company of $115,000 and $155,000, respectively. The advances are uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of March 31, 2007, these notes had no current maturities and long-term maturities of $115,000 and $155,000 respectively and had accrued interest of $2,588 and $3,488 respectively.

During the three months ended March 31, 2007, John Power and Sea Ranch Lodge & Village, LLC a company controlled by John Power have made short-term advances to the Company in the amount of $10,750 and $50,000 respectively. The advances are uncollateralized and due on demand.

Lines of Credit -The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 18%. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's Managing Member and former general manager. The outstanding balance as of  March 31, 2007 was $24,120.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's managing member and our former general manager. The outstanding balance on March 31, 2007 was $10,486.

Notes Payable March 31, 2007	Current	LT	Interest	Maturity
	Portion	Portion	Rate	Date	Collateralized
Lines of Credit
Atmore – Bank of America	$ 10,486		29.98%	Demand	No
Atmore - Wells Fargo	24,120		18.00%	Demand	No
TOTAL	$ 34,606

Notes Payable - Related Parties
Power Curve, Inc.		$ 50,000	9%	Sep-08	Yes
Power Curve, Inc.		90,000	9%	Dec-08	Yes
Power Curve, Inc.		155,000	8%	Dec-08	Yes
John C. Power		215,000	9%	Dec-08	Yes
John C. Power		115,000	8%	Dec-08	Yes
Lone Oak Vineyards, Inc.		20,500	9%	Sep-08	Yes
J. Andrew Moorer	8,750		8%	Demand	No
B. Detweiler	8,136		8%	Demand	No
TOTAL	$16,886	$645,500

Notes Payable - Unaffiliated
Tiffany Grace	$4,960	$11,360	9%	Mar-08	Yes
Dayton Misfeldt Trust		23,483	9%	Sep-08	Yes

TOTALS	$21,846	$680,343

3.      Related Party Transactions

(a)     In 2003, an officer and director of the Company guaranteed a $25,000 line of credit for Butte Creek with one of its key suppliers. No compensation has been paid by either the Company or Butte Creek for the guarantee.

 (b)     In January 2005, John Power converted $22,500 in outstanding advances to the Company into 90,000 shares of common stock.

(c)    Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.   The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.   As of March 31, 2007, the Tiffany Grace note had current maturities of $4,960 and a long-term maturity of $11,360.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.   As of March 31, 2007, the Power Curve and Lone Oak notes had accrued interest of $5,009 and ($2,462) respectively and long-term maturities of $50,000 and $20,500 respectively after the sale by Lone Oak of $25,000 of its note to an unrelated third party on September 15, 2006.

(d)      On December 30, 2005, John Power converted $10,000 in outstanding advances to the Company into 40,000 shares of common stock.

(e)     On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of March 31, 2007, these notes had accrued interest of $24,188 and $10,125 with no current maturities and long-term maturities of $215,000 and $90,000 respectively.

(f)     Effective December 30, 2005, our attorney Clifford Neuman converted $25,000 in accrued fees payable into 100,000 shares of common stock at a conversion price of $.25 per share. The accrued fees were incurred in connection with this offering. Mr. Neuman immediately gifted the shares to his two children equally.

(g)     In the twelve months ended December 31, 2006, John Power and Power Curve, Inc. have made advances to the Company of $115,000 and $ 155,000 respectively.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of  $115,000 and $155,000, respectively, into collateralized long-term debt.  The notes bear interest at 8% and mature December 31, 2008 and are collateralized by  all tangible and intangible assets but  junior to all prior perfected liens on those assets.  As of March 31, 2007, these notes had current maturities of $0 and $0 respectively and long-term maturities of $115,000 and $155,000 respectively and had accrued interest of $2,588 and $3,488 respectively.

(h) John Power and Power Curve, Inc. have made advances to one of our distributor/customers, Craft Brewers.  This distributor accounted for 6.6 % of gross sales in 2006 and 9.2% of gross sales in the three months ended March 31, 2007.

     In March 2007, the Company made a secured loan to the same customer/distributor in the amount of $40,000.  The loan was secured by all of the assets (receivables, inventory and equipment) of the distributor.  This Distributor owed us $11,264 for beer as of March 31, 2007 and $6,009 for other costs as of March 31, 2007

(i)  On March 15, 2007, we completed the private placement of units, each unit consisting of one share of the Company’s Common Stock (“Common Stock”) and one Warrant exercisable to purchase one additional share of Common Stock at an exercise price of $0.40 per share for a period of two years from the date of issue (“Warrants”).  Collectively, the Common Stock and Warrants are, hereinafter, referred to as “Units”.  The private offering price is $0.35 per Unit.  In total, we sold 400,000 units.  The units were sold to a total of three (3) investors, each of whom qualify as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  One of the three investors was John Power, The Company’s President and Director.

(j) During the three months ended March 31, 2007, John Power and Sea Ranch Lodge & Village, LLC a company controlled by John Power  have made short-term advances to the Company in the amount of $10,750 and $50,000 respectively. The advances are uncollateralized and due on demand.

(k) Subsequent to March 31, 2007, John C. Power and Power Curve, Inc. have made short-term advances to the Company in the amount of $31,950 and $27,750 respectively.  The advances are uncollateralized and due on demand.

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

5.     Commitments & Contingencies

A.  On December 30, 2005, an unsecured outstanding advance to the Company by an unaffiliated party at that time in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the advance, amounting to $10,000 as of December 31, 2006 and March 31, 2007, as a liability under amounts subject to rescission in the accompanying December 31, 2006 and March 31, 2007 balance sheets.  The shares issued are included in our total number of shares outstanding as of December 31, 2006 and March 31, 2007.  A contingency exists with respect this matter, the ultimate resolution of which cannot be determined at this time.

B. Delinquent Taxes & Rent

At March 31, 2007, the Company had outstanding payroll tax liabilities of $53,568. Of these amounts $44,965 are considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"),  and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At March 31, 2007, the Company had alcohol related taxes payable to federal and state taxing authorities of $11,385. The detail of those taxes payable is as follows:

March 31, 2007
Tax Agency	Due	Delinquent
Internal Revenue Service	$47,545	$42,356	PAYROLL TAXES
CA Employment Development Department	$ 6,023	$ 2,609	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 9,468	$ 0	EXCISE TAX
CA Board of Equalization	$ 1,917	$ 0	EXCISE TAX
CA Board of Equalization	$ 3,686	$ 3,324	SALES AND USE TAX
CA Department of Conservation	$33,100	$31,635	CRV TAX

CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$15,289	$15,289	PROPERTY TAXES

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

At March 31, 2007 the Company had outstanding rent obligations assumed from Butte Creek on our operating facility of $17,950.  The Landlord made a demand for payment on or before November 1, 2006.   The Company was unable to make this payment requested and has no further discussions with the landlord regarding this matter.

C.   Mateveza USA, LLC

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

D. Bison Brewing Company

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

In December 2006, the Company granted a one-time bonus of 1,000 common shares to each full-time employee for a total of 10,000 common shares.  The shares were expensed as stock compensation expense in 2006 and the shares were issued in January 2007.

On March 15, 2007, we completed the private placement of units.  Each unit consisted of one share of the Company’s Common Stock and one Warrant exercisable to purchase one additional share of Common Stock at an exercise price of $0.40 per share for a period of two years from the date of issue.    The private offering price was $0.35 per Unit.  All 400,000 units were sold to a total of three investors, each of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).    One of the three investors was John Power, The Company’s President and Director.  The gross proceeds of the offering were $140,000, while costs associated with the offering totaled $10,575, resulting in net proceeds of $129,425.  The net proceeds of the offering will be used for working capital.

The fair value of the warrants issued in the private placement was estimated utilizing the Black-Scholes pricing model with the following assumptions: expected life of 2 years; expected volatility of 50%; risk free interest rate of 4.57% and no dividend yield.  The fair value of the warrants totaling $131,346 has been charged to other expenses as financing costs for the three months ended March 31, 2007.

8.     Income Taxes

The Company is subject to income taxes on income arising in, or derived from, the tax jurisdictions in which it operates.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets are comprised mainly of net operating loss carry-forwards.

The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2007	2006
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(34)
	-%	-%

At March 31, 2007, the Company had net operating loss carry-forwards of approximately $1,220,000 available to reduce future taxable income.  The net operating loss carry forwards expire in various years through 2026.

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

This business combination was accounted for as a purchase of Butte Creek by the Company under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Under the purchase method of accounting, the total purchase price, including transaction costs, is allocated to the net tangible and intangible assets acquired by the Company in connection with the transaction, based on their fair values as of the completion of the transaction. The aggregate purchase price was $983,084, including $567,400 cash, $365,684 assumed liabilities, and 200,000 shares of common stock valued at $50,000. The $567,400 cash consisted of advances to Butte Creek of $215,035 and $134,965 during the years ended December 31, 2004 and 2003, respectively, and advances of $217,400 during the eight months ended August 31, 2005. These advances were prepayments on the purchase of assets and were uncollateralized.

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

Goodwill, which relates entirely to our acquisition of the assets of Butte Creek is not amortized but is tested annually for impairment.   As part of our 2006 annual review, we elected to impair 100%  of the remaining goodwill associated with the Butte Creek acquisition in August 2005.    .

10.       Equity Incentive Plan:

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  That in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The foregoing options are subject to vesting and become exercisable 50% on the date of grant; 16.67% on July 31, 2007; 16.67% on July 31, 2008; and 16.66% on July 31, 2009, subject to the holder continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.

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

The following table presents summarized information about fixed price stock options at December 31, 2006:

Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contracted Life	Weighted Average Price	Number Exercisable
$0.50	400,000	5.4 years	$0.50	200,000

The fair value of the options granted in fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	75%
Risk-free interest rate	4.85%

11.       Subsequent Events:

(k) Subsequent to March 31, 2007, John C. Power and Power Curve, Inc. have made short-term advances to the Company in the amount of $31,950 and $27,750 respectively.  The advances are uncollateralized and due on demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

          Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired all of the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996. It specializes in brewing certified organic craft beers.    We still face operational challenges as our sales and production levels increase.  The following are the key issues and challenges facing the Company:

*

Sales.  We believe that our minimum level of sales for our operating subsidiary, Butte Creek, to break-even is an average of at least $130,000 per month.  Butte Creek has never achieved this level of sales during a month in its history.  It is critical for us to improve our sales so that we can achieve at least a break-even operating level.  There is no assurance that we will be able to achieve this level of sales, or if we achieve it, that we will be able to maintain it.  Our sales enhancement plan is to (a) introduce new packaging for our core line of organic beer (b) add new sales territories and (c) increase our penetration in existing territories.

*

Increase Gross Profit Margin.  In addition, our gross profit margin must be increased to at least 30% of sales.  Our plan is to take advantage of our increased production capacity and increase our production which should lower our average cost per barrel of beer produced. Also, we are trying to improve our product mix with higher margin products including more draft beer sales.  We also are raising our prices for contract brewing.  Finally, we raised our prices in early 2006 and notified most of our distributors of a price increase effective January 2007.  Another price increase in certain territories is being planned for Q3 2007. We are also negotiating  a glass supply agreement with an alternate glass supplier. If completed, we believe this reduce our glass costs starting in Q3 2007.  There is no assurance that we will be successful in implementing our plan to increase our gross profit margin.  Many of these strategies have contributed to an improvement in our gross profit margin but have been outweighed by negative contributing factors including rising raw material costs, contract brewing increasing as a percentage of total sales, inventory adjustments and shortages and packaging inefficiencies caused by an equipment problem.  .

*

Control Selling, General & Administrative Expenses.    In addition to raising sales, we must control our expenditures to achieve a break-even operating level.  We have taken steps to reduce our monthly operating expenses by reducing our employee head-count.  These savings have been off-set by wage increases for other remaining employees.  In addition, we have reduced our direct sales effort in California during 2006 and have eliminated most direct sales in 2007.   Our Direct sales effort consisted of three delivery vans selling directly from our brewery in Chico.   We believe the costs of our direct sales may outweigh the sales volume derived from this effort.

*

Working Capital Shortage.  Our history of working capital deficiencies make it difficult to build finished inventory.  We owe delinquent taxes to one Federal and several State agencies.  In addition, we have increased our production capacity and launched new products that have increased inventory levels and further impacted our working capital.   Finally, our ability to maintain our equipment has been challenging with our shortage of working capital.

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

          The following discussion and analysis is for the three month period ended March 31, 2007 and should be read in conjunction with the Notes thereto of Golden West Brewing Company, Inc. financial statements.  We were a development stage entity prior to our acquisition of Butte Creek on August 31, 2005.

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

Operating and Financial Review and Prospects

Operating Results

For the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006:

SALES.  Gross Sales were $311,682 for the quarter ended March 31, 2007.  Sales net of excise taxes (“Net sales”) for the quarter ended March 31, 2007 were $296,848 compared to $194,900 in Gross Sales and $184,880 in net sales for the quarter ended March 31, 2006.  Net Sales increased $111,968 or 60.5% over the prior year period. The increase was due to our increased penetration in chain-based grocery stores.  Our sales by segment consisted of:

Case Beer Sales       87.37%

Draft Beer Sales        5.83%

Contract Brewing     6.80%

COST OF GOODS SOLD.  Total Cost of goods sold for the quarter ended March 31, 2007 was $228,789 or 77.1% of net sales compared to $126,611 or 68.5% for the quarter ended March 31, 2006.   Our cost of goods sold for the current period for each segment based on Gross Sales without regard for shipping costs or spoiled product was:

Case Beer Sales         68.57%

Draft Beer Sales        74.00%

Contract Brewing      71.63%

In addition we had $10,505 in freight and $2,750 in spoiled product costs that were not allocated to any segment but was part of our total cost of goods sold.

Our cost of goods sold, for the quarter, was the best in our case beer sales and the worst in draft brewing.  Our cost of goods sold was negatively impacted in the quarter by (a) increases in the cost of certain raw materials (b) discounted beer sales to avoid spoilage (c) inventory adjustments and shortages and (d) packaging inefficiencies caused by an equipment problem.

GROSS PROFIT.  Gross profit for the quarter ended March 31, 2007 was $68,059 or 22.9% of net sales compared to $58,269 or 31.5% of net sales in the quarter ended March 31, 2006.  Our goal is to increase our gross profit to at least 30% of net sales.

OPERATING EXPENSES.  Total operating expenses were $173,182 for of the quarter ended March 31, 2007 compared to $179,862 in the quarter ended March 31, 2006. The decrease was primarily due to reduced legal fees associated with our initial public offering in 2006.

   Components of operating expenses were:

*

Depreciation & Amortization expense was $8.631 for the quarter ended March 31, 2007 compared to $7,824 for the comparable quarter in 2006.  The increase was the result of tangible and intangible assets acquired in 2006.

*

Management compensation was $24,250 for the quarter ended March 31, 2007 compared to $19,807 in the corresponding quarter ended March 31, 2006.  The increase was related to more salaried management personnel in the quarter.

*	Rent expense was $11,178 for the quarter ended March 31, 2007 compared to $9,450 in the corresponding quarter in 2006. The increase was due to a rent increase that was effective in July 2006.
*	Selling expense was $22,682 for the quarter ended March 31, 2007 compared to $23,726 for the quarter ended March 31, 2006. The decrease was related to the company’s reduction in self-distribution.
*

Outside Sales Compensation was $3,813 for the quarter ended March 31, 2007 compared to $23,254 in the prior fiscal year.   The decrease was due to a shift in selling policies eliminating all self-distribution during the quarter ended March 31, 2007

*

Other General & Administrative Operating Expenses were $82,435 for quarter ended March 31, 2007 compared to $54,223 for the quarter March 31, 2006.  This category’s primary components are legal, accounting, bad debts, consulting fees, insurance, stock and option-based compensation expense, certain payroll and payroll related expenses.

OPERATING LOSS.  The operating loss for the quarter ended March 31, 2007 decreased $16,470 or 13.5%  to  $105,123 from $121,593 compared to the corresponding quarter ended March 31, 2006.  The decrease was the result of reduced legal expense associated with our public offering in 2006.

OTHER INCOME & EXPENSE.  Net other expense was $140,317 for the quarter ended March 31, 2007 compared to $12,832 for the corresponding quarter ended March 31, 2006.  The increase was due to stock warrant financing costs associated with our private placement in March 2007.  The other primary components were income derived from the sale of used kegs and interest expense of $19,659 related to debt assumed as part of the Butte Creek acquisition on August 31, 2005 and incurred to purchase equipment and sustain operations.

NET LOSS.  Net loss increased $111,015 or 82.6% to $245,440 for the quarter ended March 31, 2007 compared to $134,425 for the quarter ended March 31, 2006.  The increase was primarily due to the stock warrant financing costs associated with our private placement in March 2007.

Liquidity and Capital Resources

          We have required capital principally for the purchase of Butte Creek and the funding of operating losses, working capital and capital expenditures. Since Inception,, we have financed our capital requirements through the sale of equity and short and long-term borrowings primarily from related parties.  We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations.  The terms of future financings could be highly dilutive to existing shareholders.  There are no assurances that we will be able to secure additional capital to maintain operations.

          We had $344 cash and cash equivalents and a negative working capital of $233,585 at March 31, 2007.  Our long-term debt was $686,636 at March 31, 2007.

          During the quarter ended March 31, 2007, the Company's capital expenditures, including deposits paid for new equipment, totaled $41,906.

Available Credit

         The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 18%. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of March 31, 2007 was $24,120.

       The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America/MBNA with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of March 31, 2007 was $10,486.

Notes Payable

         On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  This advance started to accrue interest at 8% on January 1, 2006 and has accrued interest of $875 as of March 31, 2007.

        Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.   The loans were used to payoff Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.  As of March 31, 2007, the Tiffany Grace note had current maturities of $4,960 and a long-term maturity of $11,360.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.   As of March 31, 2007, the Power Curve and Lone Oak notes had accrued interest of $5,009 and ($2,462) respectively and long-term maturities of

$50,000 and $20,500, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006.

        On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of March 31, 2007, these notes had current maturities of $0 and $0 respectively and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $24,188 and $10,125 respectively.

        As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of March 31, 2007 the note had accrued interest of $3,830.

        The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.  In the twelve months ended December 31, 2006, John Power and Power Curve, Inc. have made advances to the Company of $115,000 and $155,000, respectively. The advances are uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of March 31, 2007, these notes had current maturities of $0 and $0 respectively and long-term maturities of $115,000 and $155,000 respectively and had accrued interest of $2,588 and $3,488 respectively.

       During the three months ended March 31, 2007, John Power and Sea Ranch Lodge & Village, LLC a company controlled by John Power  have made short-term advances to the Company in the amount of $10,750 and $50,000 respectively. The advances are uncollateralized and due on demand.

Delinquent Taxes & Rent

        At March 31, 2007, the Company had outstanding payroll tax liabilities of $53,568. Of these amounts $44,965 are considered delinquent.

        California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"),  and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At March 31, 2007, the Company had alcohol related taxes payable to federal and state taxing authorities of $11,385. The detail of those taxes payable is as follows:

March 31, 2007
Tax Agency	Due	Delinquent
Internal Revenue Service	$47,545	$42,356	PAYROLL TAXES
CA Employment Development Department	$ 6,023	$ 2,609	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 9,468	$ 0	EXCISE TAX

CA Board of Equalization	$ 1,917	$ 0	EXCISE TAX
CA Board of Equalization	$ 3,686	$ 3,324	SALES AND USE TAX
CA Department of Conservation	$33,100	$31,635	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$15,289	$15,289	PROPERTY TAXES

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

      At March 31, 2007 the Company had outstanding rent obligations assumed from Butte Creek on our operating facility of $17,950.  The Landlord made a demand for payment on or before November 1, 2006.   The Company was unable to make this payment requested and has no further discussions with the landlord regarding this matter.

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

OTHER INFORMATION

Item 1.	Legal Proceedings

None, except as previously disclosed.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None, except as previously disclosed.

Item 3.	Defaults Upon Senior Securities

None, except as previously disclosed.

Item 4.	Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5.	Other Information

None, except as previously disclosed.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

31	Certification
32	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN WEST BREWING COMPANY, INC.

Date: May 15, 2007	By: /s/ John C. Power John C. Power, President, Chief Financial Officer, Principal Accounting Officer