Form 10QSB
period 2007-06-30
Golden West Brewing Company, Inc.
filed 2007-08-14
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

As of August 15, 2007, the Registrant had 3,100,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Golden West Brewing Company, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2007 and December 31, 2006, and its results of operations for the three and six month periods ended June 30, 2007 and 2006 and its cash flows for the six month periods ended June 30, 2007 and 2006 and the statement of stockholders’ equity as of June 30, 2007.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AS OF (Unaudited)
ASSETS
Current Assets:	June 30, 2007	December 31, 2006
Cash	$ 3,766	$ 344
Accounts receivable, net of allowance for doubtful accounts of $6,527 and $864 at June 30, 2007 and December 31, 2006, respectively	187,884
		107,859
Inventory (Note 1 )	145,592	192,015
Prepaid Expenses	14,270	17,634
Total current assets	351,512	317,852

Fixed Assets:
Property and equipment, net of accumulated depreciation of $47,559 and $36,683 at June 30, 2007 and December 31, 2006, respectively	288,688	276,097

Other Assets:
Note Receivable – Related Party (Note 3)	40,000	-
New Equipment Deposits	22,200	-
Intangibles, net of accumulation amortization of $9,989 and $7,235 at June 30, 2007 and December 30, 2006, respectively	15,833	20,313
Other assets	30,020	8,512
Total other assets	108,053	28,825
Total Assets	$ 748,253	$ 622,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Checks written in excess of available funds	$ 2,919	$ 9,260
Accounts payable	337,637	279,968
Accrued expenses	220,697	205,147
Advances Payable	209,311	-
Lines of credit payable (Note 2)	33,396	35,326
Notes payable - other, current portion (Note 2)	13,823	4,850
Notes payable, related party, current portion (Note 2)	8,136	16,886
Total current liabilities	$ 825,919	$ 551,437
Long-term liabilities:
Notes payable, net of current portion (Note 2)	10,048	36,636
Notes payable - related party, net of current portion (Note 2)	663,223	650,000
Total long-term liabilities	673,271	686,636
Common stock issued subject to rescission (Notes 5 & 11)	10,000	10,000
Total Liabilities	$ 1,509,190	$ 1,248,073
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 10 and 11)
Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value, 20,000,000 shares authorized, 2,818,000 and 2,408,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	282	241
Additional paid-in capital	869,502	594,845
Accumulated (Deficit)	(1,630,721)	(1,220,385)
Total Stockholders' Equity	(760,937)	(625,299)
Total Liabilities and Stockholders’ Equity	$ 748,253	$ 622,774

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006

Revenues	$ 348,757	$ 282,630	$ 660,439	$ 477,530
Less: Excise taxes	(12,533)	(13,477)	(27,367)	(23,497)
Net revenues	336,224	269,153	633,072	454,033

Cost of sales	270,747	196,232	499,536	322,891

Gross profit	65,477	72,921	133,536	131,142

Operating expenses:
Depreciation and amortization	8,341	7,793	16,972	15,617
Legal and accounting	36,390	49,954	56,583	91,532
Management compensation	30,501	30,550	54,751	50,357
Outside sales compensation	485	9,721	4,298	32,562
Rent	11,178	9,450	22,356	18,900
Stock-based compensation	13,927	-	22,404	-
Stock transfer expense	264	-	930	-
Selling expenses	32,370	20,448	55,051	44,588
Other	64,463	59,544	137,588	113,767
Total operating expenses	197,919	187,460	370,933	367,323

Operating (Loss)	(132,442)	(114,539)	(237,397)	(236,181)

Other Income (Expense):
Miscellaneous income	801	518	1,233	887
Equipment Sales - Net	-	-	1,612	-
Interest expense	(33,255)	(16,231)	(52,915)	(29,432)
Stock Warrant Financing Cost	-	-	(122,869)	-
Total other (expense)	(32,454)	(15,713)	(172,939)	(28,545)

Net (Loss)	$ (164,896)	$ (130,252)	$ (410,336)	$ (264,726)

Net (Loss) Per Share	$ (.059)	$ (.065)	$ (.146)	$ (.132)

Weighted Average Shares Outstanding	2,818,000	2,000,000	2,818,000	2,000,000

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals

Balance, December 31, 2005	-	-	2,000,000	$ 200	$ 449,800	$(190,774)	$269,226

Stock issued for cash at $0.50, August 2006			408,000	41	203,959	-	204,000
Offset Capitalized Stock Issuance Costs			-	-	(150,000)	-	(150,000)
Stock issued to employees for services			10000	-	5,000	-	91,086
Stock option compensation			-	-	86,086	-	-

Net (Loss)	-	-	-	-	-	(1,029,611)	(1,029,611)
Balance, December 31, 2006	-	-	2,418,000	241	594,845	(1,220,385)	(625,299)

Stock issued for cash at $0.35, March 2007			400,000	41	129,384	-	129,425
Stock purchase warrants issued in financing, March 2007			-	-	122,869	-	122,869
Stock option compensation			-	-	22,404	-	22,404
Net (Loss)			-	-	-	(410,336)	(410,336)
Balance, June 30, 2007	-	-	2,818,000	282	869,502	(1,630,721)	(760,937)

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net loss	$ (410,336)	$ (264,726)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	14,218	13,086
Amortization of intangibles	2,754	2,531
Stock warrant financing costs	122,869	-
Stock-based compensation	22,404	-
	162,245	15,617
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(80,025)	(11,472)
Inventories	46,423	(47,158)
Prepaid expenses and other receivables	3,364	(3,487)
Increase (decrease) in:
Checks written in excess of funds available	(6,341)	-
Accounts payable	57,669	119,727
Advances payable – Related Party	206,811	186,610
Accrued expenses	15,550	34,529
	243,451	278,749

Net cash (used in) derived from operating activities	(4,640)	29,640

Cash Flows from Investing Activities:
Investment in fixed assets	(49,009)	(14,601)
Advances in related company	(40,000)
Investment in intangibles and other assets	(19,782)	(11,298)
Net cash (used in) investing activities	(108,791)	(25,899)

Cash Flows from Financing Activities:
Proceeds from sale of stock	129,425
Net (Decrease) in Notes Payable	(12,572)	(3,001)
Net cash (used in) derived from financing activities	116,853	(3,001)

Increase in Cash	$ 3,422	$ 740
Cash, beginning of period	344	10,837
Cash, end of period	$ 3,766	$ 11,577
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 52,915	$ 29,432

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of  June 30, 2007 and December 31, 2006  and , and its results of operations for the three and six month periods ended June 30, 2006 and 2007and statement of cash flows for the six month periods ended June 30, 2006 and 2007 and the statement of stockholder’s equity as of June 30, 2007.  The accompanying financial statements should be read in conjunction with the notes thereto filed as a part of the Company's quarterly report on Form 10-QSB.  All inter-company account balances and transactions are eliminated in consolidation.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At June 30, 2007 and December 31, 2006, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Goodwill, which related entirely to our acquisition of the assets of Butte Creek is not amortized but is tested annually for impairment.   As part of our 2006 annual review, we elected to impair 100% of the remaining goodwill associated with the Butte Creek acquisition in August 2005.

Recent Accounting Pronouncements - There were various accounting standards and interpretations issued during 2006 and the first six months of 2007, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

2.     Advances and Notes Payable:

On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  The advance continues to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006 and had accrued interest as of June 30, 2007 of $1,050.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.  As of June 30, 2007, the Tiffany Grace note had current maturities of $5,073 and a long-term maturity of $10,048.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of June 30, 2007, the Power Curve and Lone Oak notes had accrued interest of $6,134 and ($2,001) respectively and long-term maturities of $50,000 and $15,250, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of June 30, 2007, these notes had no current maturities and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $29,025 and $12,150 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of June 30, 2007 the note had accrued interest of $3,993.

The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

In the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of June 30, 2007, these notes had no current maturities and long-term maturities of $115,000 and $155,000 respectively and had accrued interest of $4,600 and $6,200 respectively.

During the six months ended June 30, 2007, John Power, our President, and affiliates of Mr. Power have made short-term advances to the Company in the amount of $209,311.    The advances are uncollateralized and due on demand.

Subsequent to June 30, 2007, Power Curve, Inc. has made short-term advances to the Company in the amount of $52,000.  The advances are uncollateralized and due on demand.

Lines of Credit -The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 18%. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's Managing Member and former general manager. The outstanding balance as of June 30, 2007 was $23,981.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek, LLC’s managing member and our former general manager. The outstanding balance on June 30, 2007 was $9,415.

Notes Payable June 30, 2007	Current	LT	Interest	Maturity
	Portion	Portion	Rate	Date	Collateralized
Lines of Credit
Atmore – Bank of America	$ 9,415		29.98%	Demand	No
Atmore - Wells Fargo	23,981		18.00%	Demand	No
TOTAL	$ 33,396

Notes Payable - Related Parties
Power Curve, Inc.		$ 50,000	9%	Sep-08	Yes
Power Curve, Inc.		90,000	9%	Dec-08	Yes
Power Curve, Inc.		155,000	8%	Dec-08	Yes
John C. Power		215,000	9%	Dec-08	Yes
John C. Power		115,000	8%	Dec-08	Yes
Lone Oak Vineyards, Inc.		15,250	9%	Sep-08	Yes
Dayton Misfeldt Trust		22,973	9%	Sep-08	Yes

B. Detweiler	$ 8,136	_______	8%	Demand	No
TOTAL	$ 8,136	$ 663,223

Notes Payable - Unaffiliated
Tifany Grace	$ 5,073	$ 10,048	9%
J. Andrew Moorer	8,750	_______	8%	Demand	No
TOTAL	$ 13,823	$ 10,048

3.      Related Party Transactions

In 2003, an officer and director of the Company guaranteed a $25,000 line of credit for Butte Creek with one of its key suppliers. No compensation has been paid by either the Company or Butte Creek for the guarantee.

In January 2005, John Power converted $22,500 in outstanding advances to the Company into 90,000 shares of common stock.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.  As of June 30, 2007, the Tiffany Grace note had current maturities of $5,073 and a long-term maturity of $10,048.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of June 30, 2007, the Power Curve and Lone Oak notes had accrued interest of $6,134 and ($2,001) respectively and long-term maturities of $50,000 and $15,250, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006.

On December 30, 2005, John Power converted $10,000 in outstanding advances to the Company into 40,000 shares of common stock.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of June 30, 2007, these notes had accrued interest of $29,025 and $12,150 with no current maturities and long-term maturities of $215,000 and $90,000 respectively.

Effective December 30, 2005, our attorney Clifford Neuman converted $25,000 in accrued fees payable into 100,000 shares of common stock at a conversion price of $.25 per share. The accrued fees were incurred in connection with this offering. Mr. Neuman immediately gifted the shares to his two children equally.

In the twelve months ended December 31, 2006, John Power and Power Curve, Inc.  made advances to the Company of $115,000 and $155,000 respectively.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of  $115,000 and $155,000, respectively, into collateralized long-term debt.  The notes bear interest at 8% and mature December 31, 2008 and are collateralized by  all tangible and intangible assets but  junior to all prior perfected liens on those assets.  As of June 30, 2007, these notes had no current maturities and long-term maturities of $115,000 and $155,000 respectively and had accrued interest of $4,600 and $6,200 respectively.

In 2005 and 2006, John Power and Power Curve, Inc.  made advances to one of our distributor/customers.  This distributor accounted for 6.6 % of gross sales in 2006 and 11.5% of gross sales in the six months ended June 30, 2007.

In March 2007, the Company made a secured loan to the same customer/distributor in the amount of $40,000.  The loan was secured by all of the assets (receivables, inventory and equipment) of the distributor.  This Distributor had open account receivables of  $33,872 and $6,009 as of June 30, 2007

On March 15, 2007, we completed the private placement of units, each unit consisting of one share of the Company’s Common Stock (“Common Stock”) and one Warrant exercisable to purchase one additional share of Common Stock at an exercise price of $0.40 per share for a period of two years from the date of issue (“Warrants”).  Collectively, the Common Stock and Warrants are, hereinafter, referred to as “Units”.  The private offering price was $0.35 per Unit.  In total, we sold 400,000 units.  The units were sold to a total of three (3) investors, each of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  One of the three investors was John Power, The Company’s President and Director.

During the six months ended June 30, 2007, John Power, our President, and affiliates of Mr. Power have made short-term advances to the Company in the amount of $209,311.  The advances are uncollateralized and due on demand.

Subsequent to June 30, 2007, Power Curve, Inc. has made short-term advances to the Company in the amount of $52,000.  The advances are uncollateralized and due on demand.

On July 19, 2007, we completed a private placement of 282,000 shares at $0.33 per share for a total of $93,060 in proceeds.  Brian Power, a Director, acquired 100,000 of these shares for cash.  Our attorney, Clifford L. Neuman, acquired 60,000 of these shares by converting $19,800 in accrued fees payable.

4.     Operating Leases

Effective July 1, 2005, the Company entered into a five year lease for office and warehouse space in Chico, California for Butte Creek. The lease provided for initial monthly rent of $3,150, which increased to $3,726 in July 2006 and is subject to annual increases every year starting in July 2007 based on the Consumer Price Index, and expires in 2010.

Future minimum lease payments under this lease are as follows:

Year Ending December 31,

2007	$22,962
2008	$45,919
2009	$45,919
2010	$45,919

5.     Commitments & Contingencies

A.  On December 30, 2005, an unsecured outstanding advance to the Company by an unaffiliated party at that time in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company has classified the advance, amounting to $10,000 as of December 31, 2006 and June 30, 2007, as a liability under amounts subject to rescission in the accompanying December 31, 2006 and June 30, 2007 balance sheets –  The shares issued are included in our total number of shares outstanding as of December 31, 2006 and June 30, 2007.  A contingency exists with respect this matter, the ultimate resolution of which cannot be determined at this time.

B. Delinquent Taxes & Rent

At June 30, 2007, the Company had outstanding payroll tax liabilities to the Internal Revenue Service and the California Department of Emplyment Development Department of $52,230. Of these amounts $48,232 that is payable to the Internal Revenue Service is considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"), and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. The detail of those taxes payable is as follows:

	June 30, 2007
Tax Agency	Due	Delinquent
Internal Revenue Service	$49,410	$48,232	PAYROLL TAXES
CA Employment Development Department	$2,820	$ 0	PAYROLL TAXES
CA Board of Equalization	$ 2,465	$ 1,560	SALES AND USE TAX
CA Department of Conservation	$33,235	$32,623	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$13,044	$13,044	PROPERTY TAXES

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

At June 30, 2007 the Company had outstanding rent obligations assumed from Butte Creek on our operating facility of $17,950.  The Landlord made a demand for payment on or before November 1, 2006.   The Company was unable to make this payment as requested and had no further discussions with the landlord regarding this matter.

C.   Mateveza USA, LLC

In November, 2006, the Company entered into a License, Production and Distribution Agreement with Mateveza USA, LLC, a California limited liability company (“Mateveza”) to manufacture, sell and distribute Mateveza’s proprietary yerba mate ales within an exclusive territory consisting of the states of California, Oregon, and Washington.  Under the terms of the arrangement, the Company has agreed to advance production costs and sell under a jointly-developed marketing plan and pay Mateveza a royalty equal to fifty percent of the net profits generated from the sale of the Mateveza yerba mate ales.  In addition, the Company has agreed to maintain a minimum manufacturing capacity of 1,000 barrels per year, and has a right of first refusal with respect to any required capacity in excess of that amount.

D. Bison Brewing Company

In February, 2007, the Company entered into a Production Agreement with Bison Brewing Company, LLC (“Bison Brewing”) be a contract brewer for Bison Brewing’s craft beers.  In consideration of the contract brewing, Bison has agreed to pay all direct production costs, including materials, bottling and labor and to share general and administrative expenses of the brewery.  While the Company has contract brewed for Bison Brewing in the past, this arrangement will increase the volume of product that will be generated under the arrangement.  As part of the agreement with Bison Brewing, our subsidiary hired Daniel Del Grande, President of Bison, as its Chief Financial Officer for a term of two years, expiring February 2009.

6.     Deferred Offering Costs:

As of June 30, 2006, the Company had incurred $232,089 related to the public offering of its securities. The Company has carried $150,000 of the costs as deferred offering costs and has expensed $11,295 in fiscal 2005 and $70,794 in the 6 months ended June 30, 2006.  The deferred offering costs were charged against the proceeds of the offering. All offering costs incurred in excess of $150,000 were expensed in the period incurred.

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

The fair value of the warrants issued in the private placement was estimated utilizing the Black-Scholes pricing model with the following assumptions: expected life of 2 years; expected volatility of 50%; risk free interest rate of 4.57% and no dividend yield.  The fair value of the warrants totaling $122,869 has been charged to other expenses as financing costs for the six months ended June 30, 2007.

On July 19, 2007, we completed a private placement of 282,000 shares at $0.33 per share for a total of $93,060 in proceeds.  Brian Power, a Director, acquired 100,000 of these shares for cash.  Our attorney, Clifford L. Neuman, acquired 60,000 of these shares by converting $19,800 in accrued fees payable.

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

At June 30, 2007, the Company had net operating loss carry-forwards of approximately $1,626,012 available to reduce future taxable income.  The net operating loss carry forwards expire in various years through 2026.

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

Our Goodwill, which related entirely to our acquisition of the assets of Butte Creek was not amortized but was tested annually for impairment. As part of our 2006 annual review, we elected to impair 100% of the remaining goodwill associated with the Butte Creek acquisition in August 2005.

10.       Equity Incentive Plan:

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  On August 21, 2006, in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share and expire on December 31, 2012.  As of June 30, 2007, 175,000 of these options were fully vested and exercisable.  Options exercisable to purchase 50,000 shares terminated due to the resignation of Mr. Moorer as a director.  The remaining 175,000 options are subject to vesting as follows: 33.37% on July 31, 2007, 33.37% on July 31, 2008 and 33.36% on July 31, 2009, and are subject to the holder continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.

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

The following tables present summarized information about fixed price stock options at June 30, 2007:

Options outstanding at December 31, 2006	400,000
Granted	-
Exercised	-
Forfeitures	(50,000)
Options outstanding at June 30, 2007	350,000

Exercise Prices	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Price	Number Exercisable
$0.50	350,000	5 years	$0.50	175,000

The fair value of the options granted in fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	75%
Risk-free interest rate	4.85%

11.       Subsequent Events:

On July 19, 2007, we completed a private placement of 282,000 shares at $0.33 per share for a total of $93,060 in proceeds.  Brian Power, a Director, acquired 100,000 of these shares for cash.  Our attorney, Clifford L. Neuman, acquired 60,000 of these shares by converting $19,800 in accrued fees payable.

Subsequent to June 30, 2007, Power Curve, Inc. has made short-term advances to the Company in the amount of $52,000.  The advances are uncollateralized and due on demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired all of the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996. It specializes in brewing certified organic craft beers.  The following are the key issues and challenges facing the Company:

*

Sales.  We believe that our minimum level of sales for our operating subsidiary, Butte Creek, to break-even is an average of at least $130,000 per month.  Butte Creek has never achieved this level of sales during a month in its history.  It is critical for us to improve our sales so that we can achieve at least a break-even operating level.  There is no assurance that we will be able to achieve this level of sales, or if we achieve it, that we will be able to maintain it.  Our sales enhancement plan is to (a) introduce new packaging for our core line of organic beer in July 2007 (b) add new sales territories and (c) increase our penetration in existing territories.

*

Increase Gross Profit Margin.  In addition, our gross profit margin must be increased to at least 30% of sales.  Our plan is to take advantage of our planned increased production capacity and increase production of Butte Creek, Mateveza, and Bison brands as well as solicit new contract business which should increase our labor utilization and lower our average cost per barrel of beer produced.  We have begun measuring key performance indicators to help us better manage operations, including maximizing labor utilization per unit of production, minimizing raw material and finished goods variances, and improving quality metrics in order to extend shelf life and minimize spoiled product.  Also, we are trying to improve our Butte Creek product mix with higher margin products including more draft beer sales. Finally, we raised our prices in July 2007.  To lower cost of goods, we negotiated supply agreements with two key suppliers of packaging material which has reduced our glass and cardboard packaging costs starting in July 2007.  There is no assurance that we will be successful in implementing our plan to increase our gross profit margin.  Many of these strategies have contributed to an improvement in our gross profit margin but have been outweighed by negative contributing factors including rising raw material costs, freight costs; energy costs, new municipal sanitary sewer charges, inventory adjustments and shortages and packaging inefficiencies caused by an equipment problem.

*

Control Selling, General & Administrative Expenses.    In addition to raising sales, we must control our expenditures to achieve a break-even operating level.  We have taken steps to reduce our monthly operating expenses by: ceasing our direct sales effort of our product; outsourcing most of our warehousing and freight-on-board operations; improving production and selling forecasts to minimize waste, spoilage, and freight expense.

*

Working Capital Shortage.  Our history of working capital deficiencies make it difficult to build finished inventory and avoid finance charges from vendors.  We owe delinquent taxes to one Federal and several State agencies.     Finally, our ability to maintain or upgrade our equipment has been challenging with our shortage of working capital.

*

Lack of Marketing Materials.  We have very limited marketing budgets and are not competitive with other breweries of our size in the amount and quality of marketing materials needed to support our distribution network.

*	Continued Operating Losses. Our history of operating losses makes it difficult to raise capital for our working capital needs.

*

Lack of Inventory Controls.  We need to improve our control and management of our raw material and finished goods inventory to reduce the amount of shrinkage we have experienced.  We do not believe our lack of inventory control has materially impacted our business.  We conduct physical inventories on a monthly basis and are upgrading our purchase order, receiving procedures, and sales order procedures to improve our inventory control.  If these measures do not provide improved inventory controls, we can not reliably improve our margins.

Both Golden West and Butte Creek which we acquired on August 31, 2005 have sustained losses from operations.  Golden West has a working capital deficit which raises substantial doubts about their ability to continue as a going concern. Our audited financial statements have received going concern qualifications from our Independent Registered Public Accounting Firm.

The following discussion and analysis is for the three and six month periods ended June 30, 2007 and should be read in conjunction with the Notes thereto of Golden West Brewing Company, Inc. financial statements.  We were a development stage entity prior to our acquisition of Butte Creek on August 31, 2005.

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

If it were to be determined that the conversion of Mr. Vogt's note payable into shares of common stock is integrated with the offering covered by the registration statement and this prospectus, then we could not rely upon the exemption contained in Section 4(2) of the Securities Act for the Vogt conversion, and as a result, it may be determined that the conversion of the Vogt loan into shares of common stock constituted a violation of Section 5 of the Securities Act.  If this were to occur, we would become subject to remedial actions, which would include the payment of disgorgement, pre-judgment interest and civil or criminal penalties pursuant to Sections 12(a)(1), 8A and 24 of the Securities Act.  We are not aware of any pending claims for sanctions against us based upon a Section 5 violation and we intend to vigorously defend any such claim should it arise.  However, in our financial statements, we have classified the advance payable to Mr. Vogt as subject to rescission.  A rescission offer would require that we file a registration statement covering the offer and, once the registration statement has been declared effective by the Securities and Exchange Commission, redeeming the shares of common stock and repaying the loan to Mr. VogtIn addition, we could face possible civil penalties in an undetermined amount.  This could have a significant impact on our working capital and impair our ability to continue as a going concern.

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

Operating and Financial Review and Prospects

Operating Results

For the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006:

SALES.  Gross Sales were $348,757 for the quarter ended June 30, 2007.  Sales net of excise taxes (“Net sales”) for the quarter ended June 30, 2007 were $336,224 compared to $282,630 in Gross Sales and $269,153 in net sales for the quarter ended June 30, 2006.  Net Sales increased $67,071 or 24.9% over the prior year period. The increase was due to expanded contract brewing operations and increased penetration in chain-based grocery stores of the Butte Creek brand.  Our sales by segment consisted of:

Case Beer Sales       72.23%

Draft Beer Sales        7.12%

Contract Brewing    20.65%

COST OF GOODS SOLD.  Total Cost of goods sold for the quarter ended June 30, 2007 was $270,747 or 80.5% of net sales compared to $196,232 or 72.9% for the quarter ended June 30, 2006.   Our cost of goods sold for the current period for each segment based on Gross Sales without regard for shipping costs or spoiled product was:

Case Beer Sales         73.90%

Draft Beer Sales        73.47%

Contract Brewing      72.07%

Cost of goods increased as a percentage of sales because of several factors, including: (a) increased cost of certain raw materials (b) increased freight costs that totaled $13,145 (c) a new municipal sanitary sewer charge assessed on the brewery by the City of Chico, (d) inventory adjustments and shortages and (e) packaging inefficiencies caused by an equipment problem.

GROSS PROFIT.  Gross profit for the quarter ended June 30, 2007 was $65,477 or 19.5% of net sales compared to $72,921 or 27.1% of net sales in the quarter ended June 30, 2006.  Our goal is to increase our gross profit to at least 30% of net sales.

OPERATING EXPENSES.  Total operating expenses were $197,919 for of the quarter ended June 30, 2007 compared to $187,460 in the quarter ended June 30, 2006. The increase was primarily due to stock based compensation and increased selling expenses of the Mateveza and Butte Creek brands.

Components of operating expenses were:

*	Depreciation & Amortization expense was $8,341 for the quarter ended June 30, 2007 compared to $7,793 for the comparable quarter in 2006. The increase was the result of assets acquired in 2006.

*	Management compensation was $30,501 for the quarter ended June 30, 2007 compared to $30,550 in the corresponding quarter ended June 30, 2006.

*	Rent expense was $11,178 for the quarter ended June 30, 2007 compared to $9,450 in the corresponding quarter in 2006. The increase was due to a rent increase that was effective in July 2006.

*

Selling expense was $32,370 for the quarter ended June 30, 2007 compared to $20,448 for the quarter ended June 30, 2006.   The increase was related to trade show expenses for Butte Creek and product launch expenses associated with Mateveza.

*

Outside Sales Compensation was $485 for the quarter ended June 30, 2007 compared to $9,721 in the prior fiscal year.   The decrease was due to  eliminating all self-distribution during the quarter ended June 30, 2007.

*	Other General & Administrative Operating Expenses were $64,463 for quarter ended June 30, 2007 compared to $59,544 for the quarter June 30, 2006.

OPERATING LOSS.  The operating loss for the quarter ended June 30, 2007 increased $17,903 or 15.6% to  $132,442 from $114,539 compared to the corresponding quarter ended June 30, 2006.   The increased loss was a direct result of the increase in cost of goods sold as a percentage of sales and stock-based compensation expense of $13,927 in the period.

OTHER INCOME & EXPENSE.  Net other expense was $32,454 for the quarter ended June 30, 2007 compared to $15,713 for the corresponding quarter ended June 30, 2006.  The increase was due to interest expenses and finance charges.

NET LOSS.  Net loss increased $34,644 or 26.6% to $164,896 for the quarter ended June 30, 2007 compared to $130,252 for the quarter ended June 30, 2006.    The increase was a result of the increase in cost of goods sold as a percentage of sales, stock-based compensation expense and increased interest expense in the period.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006:

SALES.  Gross Sales were $660,439 for the six months ended June 30, 2007.  Sales net of excise taxes (“Net sales”) for the six months ended June 30, 2007 were $633,072 compared to $477,530 in Gross Sales and $454,033 in net sales for the six months ended June 30, 2006.  Net Sales increased $179,039 or 39.4% over the prior year period. The increase was due to increased sales to  chain stores and increased contract brewing activity.  Our sales by segment consisted of:

Case Beer Sales       79.38%

Draft Beer Sales        6.51%

Contract Brewing    14.11%

COST OF GOODS SOLD.  Total Cost of goods sold for the six months ended June 30, 2007 was $499,536 or 78.9% of net sales compared to $322,891 or 71.1% for the six months ended June 30, 2006.

Our cost of goods sold for the current period for each segment based on Gross Sales without regard for shipping costs and finished inventory adjustments was:

Case Beer Sales         71.17%

Draft Beer Sales        73.69%

Contract Brewing      71.97%

Cost of goods as a percentage of sales increased because of several factors, including: (a) increased cost of certain raw materials (b) increased freight costs that totaled $23,650 (c) inventory adjustments and shortages and (d) packaging inefficiencies caused by an equipment problem.

GROSS PROFIT.  Gross profit for the six months ended June 30, 2007 was $133,536 or 21.1% of net sales compared to $131,142 or 28.9% of net sales in the six months ended June 30, 2006.

OPERATING EXPENSES.  Total operating expenses were $370,933 for of the six months ended June 30, 2007 compared to $367,323 in the six months ended June 30, 2006.

Components of operating expenses were:

*

Depreciation & Amortization expense was $16,972 for the six months ended June 30, 2007 compared to $15,617 for the comparable six months in 2006.  The increase was the result of assets acquired in 2006.

*	Management compensation was $54,751 for the six months ended June 30, 2007 compared to $50,357 in the corresponding six months ended June 30, 2006.

*	Rent expense was $22,356 for the six months ended June 30, 2007 compared to $18,900 in the corresponding six months in 2006. The increase was due to a rent increase that was effective in July 2006.

*

Selling expense was $55,051 for the six months ended June 30, 2007 compared to $44,588 for the six months ended June 30, 2006.   The increase was related to trade show expenses for Butte Creek and product launch expenses associated with Mateveza.

*

Outside Sales Compensation was $4,298 for the six months ended June 30, 2007 compared to $32,562 in the prior fiscal year.   The decrease was due to a shift in selling policies eliminating all self-distribution during the six months ended June 30, 2007.

*

Other General & Administrative Operating Expenses were $137,588 for six months ended June 30, 2007 compared to $113,767 for the six months June 30, 2006.  Although we secured lower worker’s compensation insurance rates, reduced consulting fees, and incurred no bad debt, stock based compensation of $9,218 increased this category of expenses.

OPERATING LOSS.  The operating loss for the six months ended June 30, 2007 increased $1,216 or 0.5% to  $237,397 from $236,181 compared to the corresponding six months ended June 30, 2006.  We realized a significant reduction in legal and accounting expenses of $34,949 during the six months ended June 30, 2007 as compared to six months ended June 30, 2006.    However, these savings were mostly off-set by stock based compensation expense of $22,404 in the six-month period ended June 30, 2007.

OTHER INCOME & EXPENSE.  Net other expense was $172,939 for the six months ended June 30, 2007 compared to $28,545 for the corresponding six months ended June 30, 2006.  The increase was due to stock warrant financing costs associated with our private placement in March 2007.  The increase was also due to interest expenses and finance charges.

NET LOSS.  Net loss increased $145,610 or 55% to $410,336 for the six months ended June 30, 2007 compared to $264,726 for the six months ended June 30, 2006.  The increase was primarily due to the stock warrant financing costs associated with our private placement in March 2007.

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

We had $3,766 cash and cash equivalents and a negative working capital of $473,807 at June 30, 2007.  Our long-term debt was $673,771 at June 30, 2007.

During the quarter ended June 30, 2007, the Company's capital expenditures, including deposits paid for new equipment, totaled $49,009.

Available Credit

The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 18%. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of June 30, 2007 was $23,981.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America/MBNA with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of June 30, 2007 was $9,415.

Notes Payable

On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  This advance started to accrue interest at 8% on January 1, 2006 and has accrued interest of $1,050 as of June 30, 2007.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.  As of June 30, 2007, the Tiffany Grace note had current maturities of $5,073 and a long-term maturity of $10,048.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of June 30, 2007, the Power Curve and Lone Oak notes had accrued interest of $6,134 and ($2,001) respectively and long-term maturities of $50,000 and $15,250, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of June 30, 2007, these notes had no current maturities and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $29,025 and $12,150 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of June 30, 2007 the note had accrued interest of $3,993.

The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

In the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of June 30, 2007, these notes had no current maturities and long-term maturities of $115,000 and $155,000 respectively and had accrued interest of $4,600 and $6,200 respectively.

During the six months ended June 30, 2007, John Power, our President, and affiliates of Mr. Power  have made short-term advances to the Company in the amount of $209,311.  The advances are uncollateralized and due on demand.

Subsequent to June 30, 2007, Power Curve, Inc. has made advances totaling $52,000.  The advances are uncollateralized and due on demand.

Delinquent Taxes & Rent

As of June 30, 2007, the Company had outstanding payroll tax liabilities to the Internal Revenue Service and the California Department of Emplyment Development Department of $52,230. Of these amounts $48,232 that is payable to the Internal Revenue Service is considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program.   The detail of those taxes payable is as follows:

	June 30, 2007
Tax Agency	Due	Delinquent
Internal Revenue Service	$49,410	$48,232	PAYROLL TAXES
CA Employment Development Department	$2,820	$ 0	PAYROLL TAXES
CA Board of Equalization	$ 2,465	$ 1,560	SALES AND USE TAX
CA Department of Conservation	$33,235	$32,623	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$13,044	$13,044	PROPERTY TAXES

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

At June 30, 2007 the Company had outstanding rent obligations assumed from Butte Creek on our operating facility of $17,950.  The Landlord made a demand for payment on or before November 1, 2006.   The Company was unable to make this payment requested and has no further discussions with the landlord regarding this matter.

Off Balance Sheet Arrangements

The Company does not have and has never had any off-balance sheet arrangements.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the first six months of 2007, 2006 and 2005, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

The Principal Executive Officer and Principal Financial Officer conducted an update review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that you file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act Rule 13a-15(e).  We initially became subject to the reporting requirements of Section 13a of the Exchange Act on February 16, 2006. Although we have retained a Chief Financial Officer at the operational level, the principal deficiency in our disclosure controls and procedures is our lack of a dedicated Chief Financial Officer who is primarily responsible for our public disclosures and financial reporting.  We intend to retain such a qualified Chief Financial Officer if available working capital permits.  There have been no material changes in our internal controls or in other factors that could materially affect these controls subsequent to the date of the previously mentioned evaluation.

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

Current Report on Form 8-K dated May 16, 2007, Item Nos. 7.01 and 9.01, as filed with the Commission on May 16, 2007.

Current Report on Form 8-K dated July 10, 2007, Item Nos. 7.01 and 9.01, as filed with the Commission on July 12, 2007.

Current Report on Form 8-K dated July 9, 2007, Item No. 3.02 as filed with the Commission on July 12, 2007.

Exhibits

31	Certification
32	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN WEST BREWING COMPANY, INC.

Date: August 14, 2007	By: /s/ John C. Power John C. Power, President, Chief Financial Officer, Principal Accounting Officer