Form 10QSB
period 2007-09-30
Golden West Brewing Company, Inc.
filed 2007-11-19
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of November  19, 2007, the Registrant had  3,215,000 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Golden West Brewing Company, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007 and December 31, 2006, and its results of operations for the three and nine month periods ended September 30, 2007 and 2006 and its cash flows for the nine month periods ended September 30, 2007 and 2006 and the statement of stockholders’ equity as of September 30, 2007.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AS OF (Unaudited)
ASSETS
Current Assets:	September 30, 2007	December 31, 2006
Cash	$ 40,178	$ 344
Accounts receivable, net of allowance for doubtful accounts of $6,527 and $864 at September 30, 2007 and December 31, 2006, respectively	150,295
		107,859
Inventory (Note 1 )	274,090	192,015
Prepaid Expenses	7,546	17,634
Total current assets	472,078	317,852

Fixed Assets:
Property and equipment, net of accumulated depreciation of $56,018 and $36,683 at September 30, 2007 and December 31, 2006, respectively	282,639	276,097

Other Assets:
Note Receivable – Related Party (Note 3)	40,000	-
Intangibles, net of accumulation amortization of $9,989 and $7,235 at September 30, 2007 and December 30, 2006, respectively	13,333	20,313
Other assets	21,225	8,512
Total other assets	74,558	28,825
Total Assets	$ 829,275	$ 622,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Checks written in excess of available funds	$ -	$ 9,260
Accounts payable	348,104	279,968
Accrued expenses	185,592	205,147
Advances Payable-Related Party (Notes 2&3)	107,500	-
Lines of credit payable (Note 2)	33,251	35,326
Notes payable - other, current portion (Note 2)	45,005	4,850
Notes payable, related party, current portion (Notes 2&3)	61,054	16,886
Total current liabilities	$ 780,506	$ 551,437
Long-term liabilities:
Notes payable, net of current portion (Note 2)	-	36,636
Notes payable - related party, net of current portion (Notes 2&3)	575,000	650,000
Total long-term liabilities	575,000	686,636
Common stock issued subject to rescission (Note 5)	-	10,000
Total Liabilities	$ 1,355,506	$ 1,248,073
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 9 and 10)
Stockholders' Equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 300,000 issued and outstanding as of September 30, 2007.	30	-
Common Stock, $.0001 par value, 20,000,000 shares authorized, 3,215,000 and 2,418,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	322	241
Additional paid-in capital	1,265,209	594,845
Accumulated (Deficit)	(1,791,792)	(1,220,385)
Total Stockholders' Equity	(526,231)	(625,299)
Total Liabilities and Stockholders’ Equity	$ 829,275	$ 622,774

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues	$ 284,470	$ 297,750	$ 944,908	$ 775,281
Less: Excise taxes	(12,474)	(13,153)	(39,841)	(36,650)
Net revenues	271,996	284,597	905,067	738,631

Cost of sales	215,222	206,266	714,757	529,156

Gross profit	56,774	78,331	190,310	209,475

Operating expenses:
Depreciation and amortization	11,214	7,793	28,187	23,410
Legal and accounting	16,689	8,099	73,272	99,631
Management compensation	32,088	21,500	86,839	62,557
Outside sales compensation	1,020	12,329	5,318	44,891
Rent	11,178	11,178	33,534	30,078
Stock-based compensation	7,741	71,752	30,145	71,752
Stock transfer expense	351	-	1,281	-
Selling expenses	27,356	20,083	82,407	66,201
Other	84,922	74,975	222,426	196,516
Total operating expenses	192,559	227,709	563,409	595,036

Operating (Loss)	(135,785)	(149,378)	(373,099)	(385,561)

Other Income (Expense):
Miscellaneous income	1,405	928	2,638	1,815
Equipment Sales - Net	-	-	1,612	-
Debt Forgiveness	-	11,291	-	11,291
Franchise Taxes	(800)	(1,548)	(633)	(1,548)
Interest expense	(22,156)	(13,534)	(75,071)	(42,965)
Penalties & Fines	(3,735)		(3,985)
Stock Warrant Financing Cost	-	-	(122,869)	-
Total other (expense)	(25,286)	(2,863)	(198,308)	(31,407)

Net (Loss)	$ (161,071)	$ (152,241)	$ (571,407)	$ (416,968)

Net (Loss) Per Share	$ (.05)	$ (.07)	$ (.20)	$ (.20)

Weighted Average Share Outstanding	3,025,167	2,255,816	2,890,936	2,086,682

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
AS OF SEPTEMBER 30, 2007

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Balance, December 31, 2005	-	-	2,000,000	$ 200	$ 449,800	$ (190,774)	$ 269,226

Stock issued for cash at $0.50, August 2006			408,000	41	203,959	-	204,000
Offset Capitalized Stock Issuance Costs			-	-	(150,000)	-	(150,000)
Stock based compensation - shares			10000	-	5,000	-	5,000
Stock based compensation - options			-	-	86,086	-	86,086

Net (Loss)	-	-	-	-	-	(1,029,611)	(1,029,611)
Balance, December 31, 2006	-	-	2,418,000	241	594,845	(1,220,385)	(625,299)

Stock issued for cash at $0.35, March 2007			400,000	41	129,384	-	129,425
Stock purchase warrants issued in financing, March 2007			-	-	122,869	-	122,869
Stock issued for cash at $0.33, July 2007			282,000	28	93,032		93,060
Stock issued for cash at $0.50, September 2007			100,000	10	49,990		50,000
Advances converted to Preferred Stock at $0.75, September 2007	300,000	30			224,970		225,000
Advance and accrued interest converted to stock			15,000	____2	9,974		9,976
Stock based compensation - options					30,145		30,145
Paid-in capital related to common stock previously subject to rescission					10,000		10.000
Net (Loss)	-	____-	-	-	-	___ (571,407)	___(571,407)
Balance, September 30, 2007	300,000	$ 30	3,215,000	$ 322	$1,265,209	$(1,791,792)	$(526,231)

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2007	2006
Cash Flows from Operating Activities:
Net loss	$ (571,407)	$ (356,508)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation	22,677	19,629
Amortization of intangibles	5,510	3,781
Stock warrant financing costs	122,869	-
Stock-based compensation	30,145	-
	181,201	23,410
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(42,436)	(40,010)
Inventories	(82,075)	(39,021)
Prepaid expenses and other receivables	10,088	(7,204)
Increase (decrease) in:
Checks written in excess of funds available	(9,260)	4,943
Accounts payable	68,136	25,364
Advances payable – Related Party	107,500	195,010
Accrued expenses	(19,555)	1,560
	32,398	140,642

Net cash used in operating activities	(357,808)	(192,456)
Cash Flows from Investing Activities:
Investment in fixed assets	(29,219)	(16,961)
Advances in related company	(40,000)
Investment in intangibles and other assets	(11,243)	(11,915)
Net cash used in investing activities	(80,462)	(28,876)

Cash Flows from Financing Activities:
Proceeds from sale of stock	507,461	204,000
Write down of Goodwill		11,291
Net (Decrease) in Notes Payable	(29,388)	(3,597)
Net cash derived from financing activities	478,073	211,694

Increase (Decrease) in Cash	$ 39,803	$ (9,638)
Cash, beginning of period	344	10,837
Cash, end of period	$ 40,147	$ 1,199
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 75,071	$ 42,965

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007 and December 31, 2006  and , and its results of operations for the three and nine month periods ended September 30, 2006 and 2007and statement of cash flows for the nine month periods ended September 30, 2006 and 2007 and the statement of stockholder’s equity as of September 30, 2007.  The accompanying financial statements should be read in conjunction with the notes thereto filed as a part of the Company's quarterly report on Form 10-QSB.  All inter-company account balances and transactions are eliminated in consolidation.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At September 30, 2007 and December 31, 2006, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Intangibles - Intangibles consists of goodwill, trade names and trademarks. Intangibles other than goodwill are amortized using the straight-line method over the estimated useful life of the assets. The $25,000 of acquired intangible assets relate to trade names and trademarks that had an expected remaining useful life of approximately five years at the time of their purchase and are being amortized over a 5-year period.  Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, "Goodwill and Other Intangibles," but are tested for impairment on an annual basis.

Goodwill, which related entirely to our acquisition of the assets of Butte Creek is not amortized but is tested annually for impairment.   As part of our 2006 annual review, we elected to impair 100% of the remaining goodwill associated with the August 2005 Butte Creek acquisition.

Recent Accounting Pronouncements - There were various accounting standards and interpretations issued during the first nine months of 2007, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

Per Share Information - Earnings per share ("EPS") are calculated in accordance with the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all dilutive potential common shares outstanding, except where the effect of their inclusion would be anti-dilutive.  Due to the Company’s operating losses for the three and nine months ended September 30, 2007 and 2006, all potentially dilutive shares associated with the Company’s fixed priced stock option plan and outstanding stock purchase warrants are anti-dilutive and have been excluded from the earnings per share calculations.

Cash and Cash Equivalents - The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with an initial maturity of 90 days or less.

Risks and Uncertainties - The Company is subject to substantial business risks and uncertainties inherent in an early stage  business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for  an early stage business venture.

Basis of Presentation - Going Concern - Generally accepted accounting principles in the United States of America contemplates the continuation of the Company as a going concern. However, the Company has sustained losses from operations, and has net working capital deficit, which raise substantial doubt about the Company's ability to continue as a going concern.   Management of the Company believes additional capital will need to be raised as well as improvement in future operating results will be necessary for the continued viability of the company, however there can be no assurance that either will occur.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

2.     Advances and Notes Payable:

On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  The advance continues to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006 and had accrued interest as of September 30, 2007 of $1,225.  On September 30, 2007 the balance of the advance plus accrued interest totaling $9,975 was converted to 15,000 shares of common stock.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.  As of September 30, 2007, the Tiffany Grace note had current maturities of $13,896.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of September 30, 2007, the Power Curve and Lone Oak notes had accrued interest of $1,125 and $0 respectively and current maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9%

and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of September 30, 2007, these notes had no current maturities and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $4,838 and $2,025 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of September 30, 2007 the note had accrued interest of $4,156.

The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of September 30, 2007, these notes had no current maturities and long-term maturities of $115,000 and $155,000 respectively and had accrued interest of $6,763 and $7,401 respectively.

During the nine months ended September 30, 2007, John Power, our President, and affiliates of Mr. Power have made short-term advances to the Company that remained unpaid as of September 30, 2007 in the amount of $107,500.  The advances are uncollateralized and due on demand and had accrued interest of $3,000.

Subsequent to September 30, 2007, John Power and Power Curve, Inc. have made short-term advances to the Company that remain unpaid in the amount of $59,500 and $26,050, respectively.  The advances are uncollateralized and due on demand.

Lines of Credit -The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 18%. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's Managing Member and former general manager. The outstanding balance as of September 30, 2007 was $23,787.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek, LLC’s managing member and our former general manager. The outstanding balance on September 30, 2007 was $9,464.

Notes Payable September 30, 2007	Current	LT	Interest	Maturity
	Portion	Portion	Rate	Date	Collateralized
Lines of Credit
Atmore – Bank of America	$ 9,464		29.98%	Demand	No
Atmore - Wells Fargo	23,787		18.00%	Demand	No
TOTAL	$ 33,251

Notes Payable - Related Parties
Power Curve, Inc.	$ 50,000	$ -	9%	Sep-08	Yes
Power Curve, Inc.		90,000	9%	Dec-08	Yes
Power Curve, Inc.		155,000	8%	Dec-08	Yes
John C. Power		215,000		Dec-08	Yes
John C. Power		115,000		Dec-08	Yes
Lone Oak Vineyards, Inc.	11,054	-		Sep-08	Yes
TOTAL	$ 61,054	$ 575,000

Notes Payable - Unaffiliated
B. Detweiler	$ 8,136		8%	Demand	No
Tiffany Grace	13,896		9%	Mar-08	Yes
Dayton Misfeldt Trust	22,973	-	9%	Sep-08	Yes
TOTAL	$ 45,005	$ -

3.      Related Party Transactions

In 2003, an officer and director of the Company guaranteed a $25,000 line of credit for Butte Creek with one of its key suppliers. No compensation has been paid by either the Company or Butte Creek for the guarantee.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.  As of September 30, 2007, the Tiffany Grace note had current maturities of $13,896.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of September 30, 2007, the Power Curve and Lone Oak notes had accrued interest of $1,125 and $0 respectively and current maturities of $50,000 and $11,054, respectively, after the sale by of the Lone

Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of September 30, 2007, these notes had no current maturities and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $4,838 and $2,025 respectively.

During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of September 30, 2007, these notes had no current maturities and long-term maturities of $115,000 and $155,000, respectively and had accrued interest of $6,763 and $7,401 respectively.

In 2005 and 2006, John Power and Power Curve, Inc, made advances to one of our distributors.  This distributor accounted for 6.6 % of gross sales in 2006 and 12.1% of gross sales in the nine months ended September 30, 2007.  In March 2007, the Company made a secured loan to the same customer/distributor in the amount of $40,000.  The loan was secured by all of the assets (receivables, inventory and equipment) of the distributor.  This Distributor had open account receivables of $44,165 and $6,009 as of September 30, 2007

On March 15, 2007, we completed the private placement of units, each unit consisting of one share of the Company’s Common Stock (“Common Stock”) and one Warrant exercisable to purchase one additional share of Common Stock at an exercise price of $0.40 per share for a period of two years from the date of issue (“Warrants”).  Collectively, the Common Stock and Warrants are, hereinafter, referred to as “Units”.  The private offering price was $0.35 per Unit.  In total, we sold 400,000 units.  The units were sold to a total of three (3) investors, each of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  One of the three investors was John Power, The Company’s President and Director.

On July 19, 2007, we completed a private placement of 282,000 shares at $0.33 per share for a total of $93,060 in proceeds.  Brian Power, a Director, acquired 100,000 of these shares for cash.  Our attorney, Clifford L. Neuman, acquired 60,000 of these shares by converting $19,800 in accrued fees payable.

Effective September 4, 2007, the following transactions were completed:

1.

John C. Power and Power Curve, Inc. (collectively “Power”), the former being the President, Director and principal shareholder of the Company, assigned to Shana Capital Ltd., a Colorado corporation (“Shana Capital”) an advance owed to Power by the Company in the amount of $112,500.

2.

Power assigned to Webquest, Inc., a Colorado corporation (“Webquest”) an advance owed to Power by the Company in the amount of $112,500.

3.

In consideration of the assignments of the Advances owed to Power by the Company, Shana Capital and Webquest each executed and delivered, in favor of Power, their promissory note in the amount of $112,500.  Under the terms of each promissory note, the principal balance together with accrued interest at the rate of 7% per annum are due and payable, in full, on December 31, 2008.

4.

Shana Capital and Webquest each executed and delivered an Agreement to Convert Debt pursuant to which each agreed to convert their respective Advances owed to them by the Company that had been acquired from Power in the amount of $112,500 into 150,000 shares of Series A Convertible Preferred Stock of the Company (the “Series A Preferred Stock”), or an aggregate of 300,000 shares of Series A Preferred Stock, valued at $0.75 per share.

     As part of the foregoing transactions, the Company’s Board of Directors authorized, adopted and approved a designation of a series of preferred stock consisting of an aggregate of 300,000 of Series A Convertible Preferred Stock.  The Company’s Certificate of Incorporation previously authorized the Board of Directors to adopt one or more series of preferred stock within the authorized limitation of 5,000,000 shares.  The adoption by the Board of Directors of the Series A Preferred Stock did not require further shareholder approval.

     During the nine months ended September 30, 2007, John Power, our President, and affiliates of Mr. Power have made short-term advances to the Company that remained unpaid as of September 30, 2007 in the amount of $107,500.  The advances are uncollateralized and due on demand and had accrued interest of $3,000 at September 30, 2007.

     Subsequent to September 30, 2007, John Power and Power Curve, Inc. have made short-term advances to the Company that remain unpaid in the amount of $59,500 and $26,050, respectively.  The advances are uncollateralized and due on demand.

4.     Operating Leases

     Effective July 1, 2005, the Company entered into a five year lease for office and warehouse space in Chico, California for Butte Creek. The lease provided for initial monthly rent of $3,150, which increased to $3,726 in July 2006 and is subject to annual increases every year starting in July 2007 based on the Consumer Price Index, and expires in 2010.  The Company was not notified of a rent increase in July 2007 and continues to pay $3,726 per month.

Future minimum lease payments under this lease are as follows:

Year Ending December 31,

2007	$11,178
2008	$44,712
2009	$44,712
2010	$22,356

5.     Commitments & Contingencies

A.  On December 30, 2005, an unsecured outstanding advance to the Company by an unaffiliated party at that time in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise. However, due to the notification by the SEC, the Company classified the advance, amounting to $10,000 as of December 31, 2006  as a liability under amounts subject to rescission.  The holder of the shares has advised the Company that the shares were sold in open market transactions.  Therefore, The Company believes these shares are no longer subject to rescission.    The shares issued are included in our total number of shares outstanding as of December 31, 2006 and September 30, 2007.  A contingency exists with respect this matter, the ultimate resolution of which cannot be determined at this time.

B. Delinquent Taxes & Rent

At September 30, 2007, the Company had outstanding payroll tax liabilities to the Internal Revenue Service of $46,413. Of this amount $45,716 is considered delinquent.

The company also owed the California Department of Conservation for CRV deposits.  California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program.

The detail of those taxes payable and other smaller delinquent tax amounts is as follows:

	September 30, 2007
Tax Agency	Due	Delinquent
Internal Revenue Service	$46,413	$45,716	PAYROLL TAXES
CA Board of Equalization	$ 2,884	$ 1,560	SALES AND USE TAX
CA Department of Conservation	$33,740	$33,128	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 9,770	$ 9,770	PROPERTY TAXES

Most of these delinquent taxes payable have been assumed by the Company in connection with our acquisition of Butte Creek as the continuation of regulatory compliance is material to the Company's ability to continue as a going concern.  The Company has entered into monthly payment plans with most of the aforementioned agencies. Continued operations could be severely impaired should the Company default on its payment plans with the IRS or any other governmental agency seek to collect any of the delinquent payables before we are able to pay them.

At September 30, 2007 the Company had outstanding rent obligations assumed from Butte Creek on our operating facility of $17,950.  The Landlord made a demand for payment on or before November

1, 2006.   The Company was unable to make this payment.  A promissory note was executed in November 2007 for the amount of this obligation.

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

6.     Common Stock:

During 2005 and 2006, the Company filed an SB-2 registration statement and a post-effective amendment to facilitate a public offering of its common stock.  The filings were declared effective by the Securities and Exchange Commission on February 14, 2006 and June 30, 2006, respectively.  The offering consisted of a minimum of 400,000 shares at $0.50 per share and a maximum of 1,000,000 shares at $0.50 per share.  The Company completed the offering on August 3, 2006 having sold 408,000 shares and received gross proceeds of $204,000.  The proceeds were partially offset by $150,000 of costs associated with the completion of the offering.

In December 2006, the Company granted a one-time bonus of 1,000 common shares to each full-time employee for a total of 10,000 common shares.  The shares were valued at $.50 per share and were expensed as stock compensation expense in 2006.

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

The fair value of the warrants issued in the private placement was estimated utilizing the Black-Scholes pricing model with the following assumptions: expected life of 2 years; expected volatility of 50%; risk free interest rate of 4.57% and no dividend yield.  The fair value of the warrants totaling $122,869 has been charged to other expenses as financing costs for the nine months ended September 30, 2007.

On July 19, 2007, we completed a private placement of 282,000 shares at $0.33 per share for a total of $93,060 in proceeds.  Brian Power, a Director, acquired 100,000 of these shares for cash.  Our attorney, Clifford L. Neuman, acquired 60,000 of these shares by converting $19,800 in accrued fees payable.

Effective September 4, 2007, the following transactions were completed:

1.

John C. Power and Power Curve, Inc. (collectively “Power”), the former being the President, Director and principal shareholder of the Company, assigned to Shana Capital Ltd., a Colorado corporation (“Shana Capital”) an advance owed to Power by the Company in the amount of $112,500.

2.

Power assigned to Webquest, Inc., a Colorado corporation (“Webquest”) an advance owed to Power by the Company in the amount of $112,500.

3.

In consideration of the assignments of the Advances owed to Power by the Company, Shana Capital and Webquest each executed and delivered, in favor of Power, their promissory note in the amount of $112,500.  Under the terms of each promissory note, the principal balance together with accrued interest at the rate of 7% per annum are due and payable, in full, on December 31, 2008.

4.

Shana Capital and Webquest each executed and delivered an Agreement to Convert Debt pursuant to which each agreed to convert their respective Advances owed to them by the company that had been acquired from Power in the amount of $112,500 into 150,000 shares of Series A Convertible Preferred Stock of the Company (the “Series A Preferred Stock”), or an aggregate of 300,000 shares of Series A Preferred Stock, valued at $0.75 per share.

     As part of the foregoing transactions, the Company’s Board of Directors authorized, adopted and approved a designation of a series of preferred stock consisting of an aggregate of 300,000 of Series A Convertible Preferred Stock.  The Company’s Certificate of Incorporation previously authorized the Board of Directors to adopt one or more series of preferred stock within the authorized limitation of 5,000,000 shares.  The adoption by the Board of Directors of the Series A Preferred Stock did not require further shareholder approval.

     The Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock is filed as an Exhibit to this Report.  Following is a summary of the relative rights and preferences of the Series A Preferred Stock, which summary is qualified in its entirety by reference to the Certificate.

Stated Value	$0.75 per share

Liquidation Preference	$0.75 per share, senior to shares of Common Stock

Dividends	7% per year, payable, at the option of the Company, either in cash or in shares of Common Stock, valued at 100% of Fair Market Value on the Dividend Payment Date.

Conversion Rights	Convertible into shares of Common Stock, at the option of the holder at an initial conversion price of $0.75 per share.

Voting Rights	Holders of Series A Preferred Stock exercise full voting rights together with holders of shares of Common Stock, voting as a group.

The company sold 100,000 shares of common stock at $0.50 per share to two investors in September 2007 in a private transaction.

On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  The advance continues to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006 and had accrued interest as of September 30, 2007 of $1,225.  On September 30, 2007 the balance of the advance plus accrued interest totaling $9,975 was converted to 15,000 shares of common stock.

7.     Income Taxes

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

At September 30, 2007, the Company had net operating loss carry-forwards of approximately $1,791,792 available to reduce future taxable income.  The net operating loss carry forwards expire in various years through 2026.

8.     Acquisition

On August 31, 2005, the Company acquired all the assets and certain liabilities of Butte Creek Brewing Company, LLC (Butte Creek). The results of Butte Creek's operations have been included in the consolidated financial statements since that date. Butte Creek is a manufacturer of craft beers, specializing in organic beers. The Company made the acquisition to become an organic craft brewer and expects to continue to produce organic craft beers and to market them strategically in niche markets to capitalize on dedication to the use of organic ingredients.

Goodwill, resulting from to our acquisition of the assets of Butte Creek was tested annually for impairment. As part of our 2006 annual review, we determined the goodwill to be impaired, and as such we elected to impair 100% of the goodwill associated with the Butte Creek acquisition.

9.       Equity Incentive Plan:

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  On August 21, 2006, in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share and expire on December 31, 2012.  Options exercisable to purchase 50,000 shares were forfeited due to the resignation of Mr. Moorer as a director.  As of September 30, 2007, 175,000 of these options were fully vested and exercisable.  The remaining 175,000 options are subject to vesting as follows: 87,500 on July 31, 2008 and 87,500 on July 31, 2009, and are subject to the holders continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.

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

The following tables present summarized information about fixed price stock options at September 30, 2007:

Options outstanding at December 31, 2006	400,000
Granted	-
Exercised	-
Forfeitures	(50,000)
Options outstanding at September 30, 2007	350,000

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Price	Number Exercisable
$0.50	350,000	5 years	$0.50	175,000

The fair value of the options granted in fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	75%
Risk-free interest rate	4.85%

10.       Subsequent Events:

Subsequent to September 30, 2007, John Power and Power Curve, Inc. have made short-term advances to the Company that remain unpaid in the amount of $59,500 and 26,050, respectively.  The advances are uncollateralized and due on demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired all of the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996. It specializes in brewing certified organic craft beers.  The following are the key issues and challenges facing the Company:

*

Sales.  We believe that our minimum level of sales for our operating subsidiary, Butte Creek, to break-even is an average of at least $130,000 per month.  Butte Creek has never achieved this level of sales for a month in its history.  It is critical for us to improve our sales so that we can achieve at least a break-even operating level.  There is no assurance that we will be able to achieve this level of sales, or if we achieve it, that we will be able to maintain it.  Our sales enhancement plan is to (a) introduce new packaging for our core line of organic beer in July 2007, which we have achieved during the quarter ended September 30, 2007  (b) add new sales territories  (c) increase our penetration in existing territories (d) increase sales in higher margin products and (e) secure additional private label and/or contract brewing opportunities

*

Increase Gross Profit Margin.  In addition, our gross profit margin must be increased to at least 30% of sales.  Our plan is to take advantage of our planned increased production capacity and increase production of Butte Creek, Mateveza, and Bison brands as well as solicit new contract business which should increase our labor utilization and lower our average cost per barrel of beer produced.  We have begun measuring key performance indicators to help us better manage operations, including maximizing labor utilization per unit of production, minimizing raw material and finished goods variances, and improving quality metrics in order to extend shelf life and minimize spoiled product.  Also, we are trying to improve our Butte Creek product mix with higher margin products including more draft beer sales. We also raised our prices in July 2007.  To lower cost of goods, we negotiated supply agreements with two key suppliers of packaging material which has reduced our glass and cardboard packaging costs starting in July 2007.  There is no assurance that we will be successful in implementing our plan to increase our gross profit margin.  Many of these strategies have contributed to an improvement in our gross profit margin but have been outweighed by negative contributing factors including rising raw material costs, freight costs; energy costs, new municipal sanitary sewer charges, and increased payroll costs.

*

Control Selling, General & Administrative Expenses.    In addition to raising sales, we must control our expenditures to achieve a break-even operating level.  We have taken steps to reduce our monthly operating expenses by: transfering  our northern California self-distribution  of our product to a distributor; outsourcing most of our warehousing and freight-on-board operations; improving production and selling forecasts to minimize waste, spoilage, and freight expense.

*

Working Capital Shortage.  Our history of working capital deficiencies make it difficult to build finished inventory and avoid finance charges from vendors.  We owe delinquent taxes to the IRS and several State and local agencies.  Finally, our ability to maintain or upgrade our equipment has been challenging with our shortage of working capital.

*

Lack of Marketing Materials.  We have very limited marketing budgets and are not competitive with other breweries of our size in the amount and quality of marketing materials needed to support our distribution network.

*	Continued Operating Losses. Our history of operating losses makes it difficult to raise capital for our working capital needs.

Golden West has had continued losses from operations.  Golden West has a working capital deficit which raises substantial doubts about their ability to continue as a going concern. Our audited financial statements have received going concern qualifications from our Independent Registered Public Accounting Firm.

The following discussion and analysis is for the three and nine month periods ended September 30, 2007 and should be read in conjunction with the Notes thereto of Golden West Brewing Company, Inc. financial statements

Possible Section 5 Violation

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

The transaction that may have caused such a violation of Section 5 is as follows:  In December, 2004, we made the initial filing of the registration statement of which this prospectus forms a part.  In September 2005, an unaffiliated third-party at that time, Bob Vogt, loaned us the sum of $10,000.  The loan was unsecured and undocumented.  It was our intention to repay the loan in a short period of time; however, we were unable to do so due to our lack of working capital.  In December 2005, in an effort to improve our balance sheet, we offered Mr. Vogt an opportunity to convert his $10,000 loan into shares of our common stock.  In December 2005, we effected the conversion of Mr. Vogt's loan into shares of our common stock in a transaction in which we relied upon an exemption from the registration requirements of the Securities Act contained in Section 4(2), which exempts transactions not involving a public offering.

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

If it were to be determined that the conversion of Mr. Vogt's note payable into shares of common stock is integrated with the offering covered by the registration statement and this prospectus, then we could not rely upon the exemption contained in Section 4(2) of the Securities Act for the Vogt conversion, and as a result, it may be determined that the conversion of the Vogt loan into shares of common stock constituted a violation of Section 5 of the Securities Act.  If this were to occur, we would become subject to remedial actions, which would include the payment of disgorgement, pre-judgment interest and civil or criminal penalties pursuant to Sections 12(a)(1), 8A and 24 of the Securities Act.  We are not aware of any pending claims for sanctions against us based upon a Section 5 violation and we intend to vigorously defend any such claim should it arise.  However, in our financial statements as of December 31, 2006, we classified the common stock issued  to Mr. Vogt as subject to rescission.  Mr. Vogt has advised us informally that he has sold his shares in the open market.  Therefore, we no longer believe the shares would be subject to rescission and have reclassified them accordingly on our September 30, 2007 Balance Sheet.  If required, a rescission offer would require that we file a registration statement covering the offer and, once the registration statement has been declared effective by the Securities and Exchange Commission, redeeming the shares of common stock and repaying the loan to Mr. Vogt.  In addition, we could face possible civil penalties in an undetermined amount.  This could have a significant impact on our working capital and impair our ability to continue as a going concern.

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

Our sales are affected by several factors, including consumer demand, price discounting and competition. We compete in the craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. The craft beer segment is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. The wine and spirits market has experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in spirits. Because the number of participants and number of different products offered in this segment have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.

Operating and Financial Review and Prospects

Operating Results

For the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006:

SALES.   Sales were $284,470 for the quarter ended September 30, 2007, as compared to $297,750 for the quarter ended September 30, 2006.  Sales net of excise taxes (“Net sales”) for the quarter ended September 30, 2007 were $271,996 compared to $284,597 for the quarter ended September 30, 2006.  Net Sales decreased $12,901 or 4.4% compared to the prior year period.  Although  net sales decreased,  sales of our core Butte Creek organic brands increased during the quarter following a general price increase.  Sales to contract brewing customers decreased, primarily as a result of losing one customer and reduced activity from another in the quarter.  Our sales by segment for the quarter ended September 30, 2007 consisted of:

Case Beer Sales       80.95%

Draft Beer Sales        8.93%

Contract Brewing    10.12%

COST OF GOODS SOLD.  Total Cost of goods sold for the quarter ended September 30, 2007 was $215,222 or 79.1% of net sales compared to $206,266 or 72.5% of net sales for the quarter ended September 30, 2006.   Our cost of goods sold for the current period for each segment based on Sales without regard for shipping costs or spoiled product was:

Case Beer Sales          71,65%

Draft Beer Sales         88.93%

Contract Brewing       42.20%

Cost of goods increased as a percentage of sales because of several factors, including: (a) increased cost of certain raw materials (b) substantially increased freight costs,(c) a new municipal sanitary sewer charge assessed on the brewery by the City of Chico, and (d) higher payroll and related benefits necessary to retain key employees.

GROSS PROFIT.  Gross profit for the quarter ended September 30, 2007 was $56,774 or 20.9% of net sales compared to $78,331 or 27.5% of net sales in the quarter ended September 30, 2006.  The reduction in gross profit was a result of lower sales volume and increasing cost of goods sold.

OPERATING EXPENSES.  Total operating expenses were $192,559 for the quarter ended September 30, 2007 compared to $227,709 in the quarter ended September 30, 2006, a decrease of $35,150, or 15.4%.  The decrease was primarily due to stock based compensation.

Components of operating expenses were:

*	Depreciation & Amortization expense was $11,214 for the quarter ended September 30, 2007 compared to $7,793 for the comparable quarter in 2006. The increase was the result of assets acquired in 2006.

*	Legal & Accounting more than doubled to $16,689 in the quarter ended September 30, 2007 compared to $8,099 in the comparable period of 2006.

*

Management Compensation was $32,088 for the quarter ended September 30, 2007 compared to $21,500 in the corresponding quarter in 2006.  The increase was primarily the result of adding a part time CFO in 2007.

*

Outside Sales Compensation was $1,020 for the quarter ended September 30, 2007 compared to $12,329 in the prior fiscal year.   The decrease was due to transferring self-distribution of our products to a distributor and eliminating the payroll of our self-distribution division.

*	Rent expense was $11,178 for the quarter ended September 30, 2007 and 2006.

*	Stock-Based Compensation was $7,741 in the 3rd quarter of 2007 compared to $71,752 in the same period of 2006.

*

Selling expense was $27,356 for the quarter ended September 30, 2007 compared to $20,083 for the quarter ended September 30, 2006.  The increase was related  to promotional expenses for Butte Creek and market development  expenses for Mateveza.

*

Other General & Administrative Operating Expenses were $84,922 for quarter ended September 30, 2007 compared to $74,975 for the quarter September 30, 2006.    The primary increase in the period was rebranding costs of $25,037 related to our core Butte Creek line of Organic ales and lagers.

OPERATING LOSS.  The operating loss for the quarter ended September 30, 2007 decreased $13,593 or 9.1% to $135,785 from $149,378 compared to the corresponding quarter ended September 30, 2006.  The decrease in operating loss was a result of lower Stock based compensation expense of $64,011 that was partially off-set by the increase in cost of goods sold as a percentage of sales resulting in reduced gross profit and product re-branding costs of $25,037 in the 2007 period.

OTHER INCOME & EXPENSE.  Net other expense was $25,286 for the quarter ended September 30, 2007 compared to $2,863 for the corresponding quarter ended September 30, 2006.  The increase was due to interest expenses due to higher levels of debt and finance charges and a lower net other expense for the same quarter in 2006 because of a one-time write–down of debt.

NET LOSS.  Net loss increased $8,830 or 5.8% to $161,071 for the quarter ended September 30, 2007 compared to $152,241 for the quarter ended September 30, 2006.   The increase in our net loss was the result of the increase in cost of goods sold as a percentage of sales which reduced our gross profit, product re-branding costs and increased interest expense in the period.

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006:

SALES.   Sales were $944,908 for the nine months ended September 30, 2007 as compared to $775,281 for the nine months ended September 30, 2006.  Sales net of excise taxes (“Net sales”) for the nine months ended September 30, 2007 were $905,067 compared to $738,631 in net sales for the nine months ended September 30, 2006.  Net Sales increased $166,436 or 22.5% over the prior year period. The increase was due to increased sales to chain stores and increased contract brewing activity.  Our sales by segment for the nine months ended September 30, 2007 consisted of:

Case Beer Sales       79.85%

Draft Beer Sales        7.24%

Contract Brewing    12.91%

COST OF GOODS SOLD.  Total Cost of goods sold for the nine months ended September 30, 2007 was $714,757 or 79.0% of net sales compared to $529,156 or 71.6% for the nine months ended September 30, 2006.

Our cost of goods sold for the current period for each segment based on Gross Sales without regard for shipping costs and finished inventory adjustments was:

Case Beer Sales         71.28%

Draft Beer Sales        79.35%

Contract Brewing      64.94%

Cost of goods as a percentage of sales increased because of several factors, including: (a) increased cost of certain raw materials (b) increased freight costs  (c) inventory adjustments and shortages and (d) higher payroll due to an increase in the minimum wage and higher wages and benefits necessary to retain key employees

GROSS PROFIT.  Gross profit for the nine months ended September 30, 2007 was $190,310 or 21.0% of net sales compared to $209,475 or 28.4% of net sales in the nine months ended September 30, 2006.   The reduced Gross Profit is a direct result of our lower Cost of Goods Sold as a percentage of net sales.

OPERATING EXPENSES.  Total operating expenses were $563,409 for of the nine months ended September 30, 2007 compared to $595,036 in the nine months ended September 30, 2006.

Components of operating expenses were:

*

Depreciation & Amortization expense was $28,187 for the nine months ended September 30, 2007 compared to $23,410 for the comparable nine months in 2006.  The increase was the result of assets acquired in 2006.

*

Legal and Accounting decreased $26,359 to $73,272 in the nine months ended September 30, 2007 compared to $99,631 in the corresponding period in 2006.  The decrease was due to the completion of our self-underwritten public offering in 2006.

*

Management compensation was $86,839 for the nine months ended September 30, 2007 compared to $62,557 in the corresponding nine months ended September 30, 2006.  The primary increase was the result of adding a part time CFO in 2007.

*

Outside Sales Compensation was $5,318 for the nine months ended September 30, 2007 compared to $44,891 in the prior fiscal year.   The decrease was due to a shift in selling policies transferring our Northern California self-distribution to a distributor.

*

Rent expense was $33,534 for the nine months ended September 30, 2007 compared to $30,078 in the corresponding nine months in 2006.   The increase was due to a rent increase that was effective in July 2006.

*	Stock-Based Compensation expense was $30,145 for the nine months ended September 30, 2007 compared to $71,752 in the same period of 2006.

*

Selling expense was $82,407 for the nine months ended September 30, 2007 compared to $66,201 for the nine months ended September 30, 2006.  The increase was related to increased promotional expenses for our Butte Creek brand and market development expenses for our recently launched Mateveza brand.

*

Other General & Administrative Operating Expenses were $222,426 for nine months ended September 30, 2007 compared to $196,516 for the nine months September 30, 2006.  The primary increase was $25,037 associated with the redesign and rebranding of our Butte Creek line of organic ales and lagers during this period.

OPERATING LOSS.  The operating loss for the nine months ended September 30, 2007 decreased $12,462 or 3.2% to $373,099 from $385,561 compared to the corresponding nine months ended September 30, 2006.  We realized a significant reduction in legal and accounting expenses of $26,359 during the nine months ended September 30, 2007 as compared to nine months ended September 30, 2006.  However, these savings were mostly off-set by product re-branding costs of $25,037 in the nine-month period ended September 30, 2007.  We also had a reduction in Stock-based compensation expense of $64,011 that was off-set by lower gross profits and our rebranding costs incurred in the period.

OTHER INCOME & EXPENSE.  Net other expense was $198,308 for the nine months ended September 30, 2007 compared to $31,407 for the corresponding nine months ended September 30, 2006.  The increase was due to stock warrant financing costs associated with our private placement in March 2007.  The increase was also due to increased interest expense and finance charges.

NET LOSS.  Net loss increased $154,439 or 37.0% to $571,407 for the nine months ended September 30, 2007 compared to $416,968 for the nine months ended September 30, 2006.  The increase was primarily due to the stock warrant financing costs of $122,869 associated with our private placement in March 2007.  In addition, savings from lower legal, accounting and stock-based compensation expense were more than off-set by lower gross profits, product rebranding costs and increased management payroll and related benefits.

Liquidity and Capital Resources

We have required capital principally for the purchase of Butte Creek and the funding of operating losses, working capital and capital expenditures. Since inception, we have financed our capital requirements through the sale of equity and short and long-term borrowings primarily from related parties.  We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations.  The terms of future financings could be highly dilutive to existing shareholders.  There are no assurances that we will be able to secure additional capital to maintain operations.

We had $40,147 cash and cash equivalents and a negative working capital of $308,428 at September 30, 2007.  Our long-term debt was $575,000 at September 30, 2007.

During the quarter ended September 30, 2007, the Company's capital expenditures totaled $2,410.

Notes Payable

On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  The advance continues to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006 and had accrued interest as of September 30, 2007 of $1,225.  On September 30, 2007 the balance of the advance plus accrued interest totaling $9,975 was converted to 15,000 shares of common stock.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March 2008.  As of September 30, 2007, the Tiffany Grace note had current maturities of $13,896.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of September 30, 2007, the Power Curve and Lone Oak notes had accrued interest of $1,125 and $0 respectively and current maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of September 30, 2007, these notes had no current maturities and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $4,838 and $2,025 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of September 30, 2007 the note had accrued interest of $4,156.

The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

In the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of September 30, 2007, these notes had no current maturities and long-term maturities of $115,000 and $155,000 respectively and had accrued interest of $6,763 and $7,401 respectively.

During the nine months ended September 30, 2007, John Power, our President, and affiliates of Mr. Power have made short-term advances to the Company that remained unpaid as of September 30, 2007 in the amount of $107,500.  The advances are uncollateralized and due on demand and had accrued interest of $3,000.

Subsequent to September 30, 2007, John Power and Power Curve, Inc. have made short-term advances to the Company that remain unpaid in the amount of $59,500 and $26,050, respectively.  The advances are uncollateralized and due on demand.

Delinquent Taxes & Rent

At September 30, 2007, the Company had outstanding payroll tax liabilities to the Internal Revenue Service of $46,413. Of this amount $45,716 is considered delinquent.

The company also owed the California Department of Conservation for CRV deposits.  California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program.

The detail of those taxes payable and other smaller delinquent tax amounts is as follows:

	September 30, 2007
Tax Agency	Due	Delinquent
Internal Revenue Service	$46,413	$45,716	PAYROLL TAXES
CA Board of Equalization	$ 2,884	$ 1,560	SALES AND USE TAX
CA Department of Conservation	$33,740	$33,128	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 9,770	$ 9,770	PROPERTY TAXES

Most of these delinquent taxes payable have been assumed by the Company in connection with our acquisition of Butte Creek as the continuation of regulatory compliance is material to the Company's ability to continue as a going concern.  The Company has entered into monthly payment plans with most  of the aforementioned agencies. Continued operations could be severely impaired should the Company default on its payment plans with the IRS or any other governmental agency seek to collect any of the delinquent payables before we are able to pay them.

At September 30, 2007 the Company had outstanding rent obligations assumed from Butte Creek on our operating facility of $17,950.  The Landlord made a demand for payment on or before November 1, 2006.  The Company was unable to make this payment.  A promissory note was executed in November 2007 for the amount of this obligation.

Off Balance Sheet Arrangements

The Company does not have and has never had any off-balance sheet arrangements.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the first nine months of 2007, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

Current Report on Form 8-K dated August 16, 2007, Item Nos. 2.02 and 7.01, as filed with the Commission on August 16, 2007.

Current Report on Form 8-K dated August 16, 2007, Item Nos. 2.02 and 7.01, as filed with the Commission on September 1, 2007.

Current Report on Form 8-K dated September 4, 2007, Item Nos. 3.02, 3.03, 5.03 and 8.01, as filed with the Commission on September 14, 2007.

Current Report on Form 8-K dated October 24, 2007, Item No. 8.01, as filed with the Commission on October 26, 2007.

Exhibits

31	Certification
32	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN WEST BREWING COMPANY, INC.

Date: November 19, 2007	By: _/s/ John C. Power______________ John C. Power, President, Chief Financial Officer, Principal Accounting Officer