Form 10KSB
period 2007-12-31
Golden West Brewing Company, Inc.
filed 2008-05-09
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [     ]

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes         No  X

State issuer's revenues for its most recent fiscal year.  $1,253,485.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The aggregate market value of the voting stock held by non-affiliates of the Registrant at May 9,   2008, was $742,175.

As of  April 15, 2008, 3,359,000 shares of the Registrant's common stock par value $.01 per share, were outstanding.

Documents Incorporated by Reference:  If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”).  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

The Registrant incorporates by this reference the following:

PART IV - EXHIBITS

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
*	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
*	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
*	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
*	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
*	3.1	Amended and Restated Certificate of Incorporation
***	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
*	3.2	By-Laws
*	4.1	2004 Equity Incentive Plan
*	4.2	Form of Subscription Agreement
*	4.3	Specimen common stock certificate
*	10.1	Lease Agreement
*	10.2	Form of Escrow Agreement
*	10.3	Amended Trademark Assignment
*	10.3.2	Initial Assignment of Trademark
*	10.4	Lock-up Letter for Brian Power
*	10.5	Lock-up Letter for John C. Power
*	10.6	Lock-up Letter for J. Andrew Moorer
*	10.7	Amended Fund Escrow Agreement
*	10.8	Lease Agreement with Golden West Brewing Company
*	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
*	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
*	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
*	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
*	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
*	10.14	Amended and Restated Assignment and Assumption
*	10.15	August 7, 1998 Distribution Agreement
*	10.16	Territorial Agreement
*	10.17	November 4, 2002 Distribution Agreement
*	10.18	June 1, 2001 Authorization
*	10.19	July 22, 2004 Authorization
*	10.20	September 1, 2005 Authorization
*	10.22	Second Amended Fund Escrow Agreement
*	10.23	Contract with New Zealand Hops, Ltd., 2006
*	10.24	Contract with New Zealand Hops, Ltd., 2007
*	10.25	Second Amended and Restated Assignment and Assumption
*	10.26	Third Amended Fund Escrow Agreement
*	10.27	Secured Promissory Note with John C. Power
*	10.28	Secured Promissory Note with Power Curve, Inc.

*	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
**	10.30	Production Agreement with Bison Brewing Co.
**	10.31	Employment Agreement with David DelGrande
**	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
****	10.33	Employment Agreement with Mark Simpson
****	10.34	Consultation Agreement with Artisan Food and Beverage Group
*****	10.35	Credit Agreement dated December 11, 2007
******	10.36	Promissory Note dated March 12, 2008
******	10.37	Security Agreement dated March 12, 2008
******	10.38	Guaranty Agreement dated March 12, 2008
**	14	Code of Ethics
*	21.0	List of Subsidiaries

*	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

**	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 1, 2007 and filed with the Commission on March 8, 2007.

***	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.

****	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.

*****	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.

******	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March14, 2008.

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

       Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements,  include:

*	changes in general economic and business conditions affecting the craft/microbrew industries;

*	developments that make our beers less competitive;

*	changes in our business strategies;

*	the level of demand for our products; and

*	availability of sufficient working capital

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

       Butte Creek has been operating as a premier regional craft brewery in Chico, California since 1996.  It specializes in brewing certified organic craft beers.  Our flagship brews consist of Organic Pale Ale, Organic Porter, Organic India Pale Ale, Organic Pilsner..   In addition, we craft seasonal brews consisting of   Organic Spring Run™ Pale Ale, Organic Helltown Hefeweizen and Organic Sustainable Harvest (Fresh Hop) IPA.  In 2007, we also produced four premium specialty organic ales ---  Revolution X® Organic Imperial India Pale Ale and Revolution 11 Organic Imperial India Pale Ale, Trainwreck Organic Barleywine and Mateveza Organic Pale Ale.  Beginning in March, 2008, we began shipping a new line of organic beers under the newly-developed brand “Blue Marble Organic Pilsner”.  Blue Marble beers will initially be offered exclusively through Cost Plus World Markets.    We also produce three craft brewed ales that are not certified organic; Mount Shasta Extra PaleAle , Mount Shasta Olde #8 Strong Ale and Mount Shasta Rock Hard Ten.

       In addition to brewing our own brand of products, we contract brew for third parties.

       We currently distribute our products in a total of 35 states, including our core market of California which is serviced through distributors.  The majority of our distribution outside of Northern California occurs through a network of independent alcoholic beverage distributors who are licensed in their respective jurisdictions.

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

The U.S. Beer Industry

       According to publications of the Association of Brewers (Beertown, February, 2008), in 2007 the total beer sales in the United States consisted of approximately 211.5 million barrels (each barrel consisting of 31 U.S. gallons).  Of those total sales more than 85% of sales were dominated by the four largest brewing companies:

Anheuser Busch	51%
Coors	11%
Miller Brewing Company	19%
Pabst	4%

Craft brewers represented the remaining approximate 3.8% of total U.S. sales, or 8 million barrels of craft beer.

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

       In 2007, U.S. craft beer industry annual retail sales reached 8,011,141 million barrels, having a total retail value of $5.7 billion.  That 2007 production volume was divided into the following categories:

	Volume (barrels)	Percent
Regional specialty breweries	5,033,826	62.83%
Contract breweries	1,290,204	16.10%
Microbreweries	967,237	12.07%
Brewpubs	719,874	9%

See Beertown, www.beertown.org

       According to Beertown, a trade publication, as of December 2007, there were a total of 1,449  breweries operating in the United States, consisting of:

54 Regional Craft Breweries
377 Microbreweries
975 Brewpubs
20 Large breweries
23 Regional breweries

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

Products

       Butte Creek primarily produces a variety of distinctive certified organic craft beers ranging in color from light to dark.  Most of our beers are certified organic:  Organic Pale Ale, Organic Pilsner, Organic Porter and Organic India Pale Ale, Revolution X® and Revolution 11 Organic Imperial IPA’s, Trainwreck Organic Barley Wine, Spring Run™ Organic Pale Ale, Organic Helltown  Hefeweizen, Sustainable Harvest Organic (Fresh Hop) IPA, and Mateveza.  Beginning in March, 2008, we also began shipping a new organic brand under the name “Blue Marble Organic Pilsner™”.   In making these  products, we adhere strictly to the National Organic Program of the United States Department of Agriculture pursuant to which our beers are certified as organic by independent accredited certifiers.  All of our beer is made from four traditional ingredients:  water, hops, yeast and malted barley.  Each beer exhibits unique properties of color, richness, bitterness and aroma, creating a special signature for each beer.  In order to maintain full flavor, our beer is not pasteurized or homogenized.  We never use adjuncts in substitute for all grain.

       We currently produce the following principal organic brands, each with its own distinctive combination of flavor, color and clarity:

*	Organic Pale Ale	A medium bodied Ale with a hint of caramel sweetness complemented by a generous hop flavor and aroma.
*	Organic Porter	A porter with a full bodied malty flavor balanced with a crisp hop bitterness.
*	Organic India Pale Ale	A full-flavored traditional India Pale Ale.

*	Organic Pilsner	A European-style pilsner that is brewed with German malt and Czech hops to make it a light bodied, clean, straw-colored beer with a refreshing crisp finish.
*	Organic Helltown Hefeweizen (seasonal)	A Bavarian style wheat beer with a cloudy pale golden color and a thick, creamy white head.
*	Sustainable Harvest(Fresh Hop) India Pale Ale (seasonal)	Brewed with freshly picked wet hops, this IPA has grassy,floral & citrus notes from the use of freshly harvested, unprocessed hops.
*	Organic Spring Run® Pale Ale (seasonal)	A pale ale that is more-balanced and lighter in color than our Organic Pale Ale
*	Revolution X®	An Organic Imperial IPA
*	Revolution 11	An Organic Imperial IPA or commonly referred to as a double IPA.
*	Trainwreck	An Organic Barley Wine
*	Mateveza	An Organic Pale Ale brewed with Yerba Mate
*	Blue Marble Organic Pilsner™	An Organic Pilsner with lighter color and alcohol content than our Organic Pilsner.

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

Our Brewing Facility

       Our Chico, California brewery produced approximately 7,500 barrels of craft beer in 2007.    Our current capacity is 8,100 gross barrels a year.

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

        Our Organic ales and lagers use some non-organic hops but are nevertheless marketed as organic microbrews.  Our principal competitors in the organic microbrew market:  Wolavers and Eel River Brewing Company, also use non-organic hops.  Anheuser-Busch (“A-B”) introduced two certified organic beers in 2006 and has substantially more resources and distribution channels than any of our historical competitors.   We don't believe that A-B uses any organic hops.  Miller Brewing Company released Henry Weinhard’s Organic Amber Premium Ale in 2007.  We estimate that there are at least 25 breweries selling beer as “certified organic.”  Our principal hops suppliers are Hopunion and New Zealand  Hops Ltd.  We have recently secured an agreement to purchase fixed quantities of organic hops from New Zealand Hops Ltd. The agreements commit us to purchase and New Zealand Hops, Ltd. to sell to us defined quantities of organic hops during 2008 ( 2,904 pounds) and 2009 ( 3,465 pounds).  We believe that this arrangement will satisfy all of our organic hops requirements for the next two years. However, we do not have any other contracts or agreements with any of our hops suppliers for ongoing or future deliveries.

       We currently obtain our malted barley (grain) from three sources: Gambrinus and Breiss supply our organic barley and Great Western Malting our non-organic barley.  We do not have any supply contracts with any of our vendors to meet our grain or hop requirements.  As a result, any interruption in our supply of grain or hops could result in a curtailment of our production and loss sales.

       We have multiple competitive sources for packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases, as well as kegs.  Purchases of bottles, six-pack carriers and case boxes from Gamer Packaging and California Glass Company amount to over 40% of the total purchases from all unaffiliated vendors.  We have no affiliated vendors.

Sales and Distribution

       We market and sell our craft beers through a network of  wholesale distributors supported by a combination of our sales and marketing personnel and third-party brokers in key markets.  We currently distribute our products in a total of 35 states.

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

        Sales are distributed widely over our customer base with only three large customers comprising a significant portion of sales.  For the year ending December 31, 2007, Bison Brewing, Mountain People’s Warehouse and Craft Brewer’s Distributing were responsible for 15.39%, 14.36% and 12.14% respectively.  An allowance for bad debt has been made against some of our accounts receivable due from Craft Brewer’s Distributing.

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

This agreement was terminated in February of 2008 by mutual agreement.  A contract brewing agreement is currently being discussed with Mateveza USA, LLC to maintain production of this brand.

Bison Brewing Company

        In February, 2007, we entered into a Production Agreement with Bison Brewing Company, LLC (“Bison Brewing”).  Under this Agreement, we will be a contract brewer for Bison Brewing’s craft beers.  In consideration of our contract brewing, Bison has agreed to pay all direct production costs, including materials, bottling and labor and to share general and administrative expenses of the brewery.

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

Dependence on Major Customers

       During 2007 and 2006, wholesale distributors were responsible for 73.2% and 68.9% of our sales, respectively.  Two distributors (Mountain People's Warehouse and Craft Brewer’s Distributing) accounted for 26.5% of our sales for 2007.  In addition, we have one customer, Bison Brewing Company, that accounts for 29.75% of our business. An allowance for bad debt has been made against some of our accounts receivable due from Craft Brewer’s Distributing.  We have no long-term commitments or agreements from any of our distributors or customers. Our distributors can terminate their agreements with us on 30 days' notice. The loss of a major distributor or customer could severely impair our sales for a significant period of time.

Competition

       As of December 1, 2007, there were a total of 1,449 breweries that included 975 brew pubs, 377 microbreweries, 54 regional craft breweries and 20 large breweries.  During 2007, 23 brew pubs and 17 microbreweries closed, but 44 brew pubs, 38 microbreweries opened, and 1 regional and 1 large brewery opened.

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

       In addition, we contract microbrew for Bison Brewing Company, of Berkeley, California under a production sharing agreement executed in February 2007.  The beers that we make for Bison are certified organic, although it too uses some non-organic hops.  Bison Brewing has a California Department of Alcohol Beverage Control license at our facility as part of this contract brewing arrangement.  Bison represented approximately 29.75% of gross revenues in 2007, and 8% of revenues in 2006.  We cannot predict the extent to which Bison production will contribute to our overall revenues in the future.

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

       The Chico facility is subject to various federal, state and local environmental laws which regulate use, storage and disposal of various materials.  The Company pays approximately $1,427 per month towards sewer fees for liquid waste.  The sewer discharge from the brewery is monitored and is within the standards set by the Butte County Sewer Department.

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

Employees and Consultants

        As of May 1, 2008, we had a total of 24 employees, 7 of whom were full time and 17 of whom were part-time.  The full time employees include Larry Berlin, master brewer, Scott Burchell, National Sales Director and one administration person and four brewers.  Our part time employees are involved in brewing and administration.  Our former General Manager, Tom Atmore, tendered his resignation as general manager effective March 31, 2006; and continued as a consultant until June 30, 2006.  Atmore continues to accrue  $1,000 under the terms of his separation and consulting agreement.

       We do not maintain key man life insurance on any of our employees.

       Effective February 21, 2007, our wholly-owned subsidiary entered into an Employment Agreement with Daniel Del Grande, the Manager of Bison Brewing, to serve as Chief Financial Officer of the subsidiary for the period beginning February 21, 2007 and ending the earlier of (i) February 20, 2009 or (ii) the termination of the Production Agreement with Bison Brewing Company, LLC.

      Effective December 1, 2007, we entered into an employment agreement with Mark Simpson to serve as President of the Company on a part-time basis.  In consideration of his services as President, the Company agreed to grant and issue to Mr. Simpson, subject to vesting, an aggregate of 13,000 shares of the Company’s common stock.

     Concurrently with the execution of Mr. Simpson’s employment agreement, the Company entered into a consultation agreement with Artisan Food and Beverage Group, Inc., (“Artisan”), a consulting firm controlled by Mark Simpson.  Under the terms of the consulting agreement, Artisan agreed to provide certain strategic consulting services in consideration of a consulting fee equal to $4,500 per month.

Trademarks and Intellectual Property

       We consider all of our beer recipes to be trade secrets which we protect by confidentiality and non-disclosure agreements.

       We claim common law trademark protection to all of our trademarks, words and design.  However, we have applied for federal registrations of certain brand names that are in the development stage but have not sought any protection for our existing brand names except for Revolution X® and Spring Run® which is used under license from a 3rd party.  In addition, our service marks Organic Pioneers®and The Official Beer of Planet Earth®.  In addition, we have filed an application to register the trademark for Blue Marble Organic Pilsner™ which is currently pending.

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

ITEM 2.        DESCRIPTION OF PROPERTY

Corporate Offices

        Our executive offices and main brewery are located at 945 West 2nd Street, Chico, California.  The entire building consists of approximately 8,280 square feet, of which 1,000 square feet is used for executive offices, 7,280 square feet for our brewery, bottling,  shipping and storage.  The property is an industrial building which we lease from a member of Butte Creek Brewing, LLC the entity in which we acquired our business in 2005.  The lease has a term of five years, expiring in 2010, and provides for monthly rental for the first year of $3,312 per month.  In July 2006, the rent increased to $3,726 and is subject to an annual adjustment based upon the increase in the Consumer Price Index.  There was no CPI adjustment made in 2007.  We believe that our ability to occupy the present facility under the existing lease is secure and that the facilities are adequate for the foreseeable future.

ITEM 3.        LEGAL PROCEEDINGS

There are no material legal proceedings in which either we or any of our affiliates are involved which could have a material adverse effect on our business, financial condition or future operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our outstanding shares of Common Stock have traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” since January 1, 2007.  The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2007  through March 31, 2008.

	Bid		Ask
	High	Low	High	Low

2007 Fiscal Year
Jan – Dec 2007	$1.00	$0.35	$1.10	$0.45
2008 Fiscal Year
Jan – March 2008	$0.75	$0.52	$0.85	$0.55

     The bid and ask prices of the Company’s common stock as of May 2, 2008 were $0.45 and $0.55, respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of May 2, 2008, there were approximately 46 record owners of the Company’s common stock.

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

        4.         Effective August 21, 2006, in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The foregoing options are subject to vesting and become exercisable 50% on the date of grant; 16.67% on July 31, 2007; 16.67% on July 31, 2008; and 16.67% on July 31, 2009, subject to the holder continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.    The options were granted to five persons who serve as directors, employees or consultants to the Company.   One of the recipients subsequently resigned as a Director and forfeited 50,000 options.  Presently, there are 350,000 options outstanding that are 66.67% vested.   The shares issuable upon exercise of the options will be “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  The Company paid no fees or commissions in connection with the issuance of the options.

         5.       On March 15, 2007, we completed the private placement of units, each unit consisting of one share of the Company’s Common Stock (“Common Stock”) and one Warrant exercisable to purchase one additional share of Common Stock at an exercise price of $0.40 per share for a period of two years from the date of issue (“Warrants”).  Collectively, the Common Stock and Warrants are, hereinafter, referred to as “Units”.  The private offering price was $0.35 per Unit.  In total, we have sold 400,000 units.  Gross proceeds of the offering were $140,000 which proceeds were used for working capital.  The units were sold to a total of three (3) investors, each of whom qualify as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  The units, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D, Rule 506 thereunder.  In the offering, the Company paid no fees or commissions to persons who served as placement agents.

         6.       On July 9, 2007, the Company completed the sale of an aggregate of 282,000 shares of common stock for total consideration of $93,060, or $0.33 per share.  Of the total consideration, $73,260 was in cash, and $19,800 was in satisfaction of an outstanding account payable to the Company’s legal counsel.  The shares were sold to a total of three investors, each of whom qualifies as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The proceeds of the offering were used for working capital.  The shares were acquired for investment purposes and subject to restrictions on transfer, and were sold without registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D, Rule 506 thereunder.  In the offering, the Company paid no fees or commissions.

      7        Effective September 4, 2007, the Company issued an aggregate of 300,000 of Series A Preferred Stock valued at $0.75 per share.  The shares of Preferred Stock were issued in satisfaction and conversion of an aggregate of $225,000 in outstanding advances payable which had originally been payable to John C. Power and Power Curve, Inc., but which had been assigned to the two investors, both non-affiliates of the Company.  Each of the investors qualified as an an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

      8.      In September, 2007, the Company sold 100,000 shares of common stock to two investors at a price of $0.50 per share.  The shares were sold to two investors, each of whom qualified an an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

      9.       Effective September 30, 2007, the Company issued an aggregate of 15,000 shares of common stock in satisfaction of an uncollateralized advance payable to a non-affiliate in the amount of $9,975, principal and interest.  The shares were issued to one person who qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

       10.       On December 1, 2007, we agreed to issue an aggregate of 13,000 shares of common stock under our employment agreement with our President, Mark Simpson.  The shares will be issued as compensation for services.  As President of the Company, Mr. Simpson qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.    Effective March 31, 2008, 4,000 of these shares were issued for the period of December 2007 through March 31, 2008.

       11.       Effective December 11, 2007, the Company entered into a Credit Agreement whereby the Company was extended a credit facility by certain individuals, including two affiliates, in the maximum principal amount of $350,000.  Under the Credit Agreement, the Company agreed to pay to the lenders a financing fee in the form of 100 shares of common stock for every $1,000 in advances made under the Credit Agreement, or up to a total maximum of 35,000 shares.  As of the date of this report, the Company has borrowed an aggregate of $240,000 under the Credit Agreement, and has agreed to issue as a result, a total of 24,000 shares of common stock.

Each of the lenders under the Credit Agreement qualified as “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction except as noted.

     12.     Effective January, 2008, the Company issued its Convertible Debenture in the principal amount of $30,000 to evidence the Company’s outstanding, account payable due to its legal counsel.  The debenture accrues interest at the rate of 8% per annum and is due and payable, in full, on December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.60 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.  The debenture was issued to the Company’s legal counsel who qualifies as an “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The securities, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

     13.     Effective March 12, 2008, the Company issued an aggregate of 5,000 shares of common stock to one investor as a financing fee for a loan to the Company in the principal amount of $50,000.  The shares were valued at $0.50 per share.  The lender qualified as an “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction except as noted.

     14.     Effective March 31, 2008, the Company granted and issued an aggregate of 4,000 shares of common stock to the Chief Financial Officer of its wholly-owned subsidiary.  The shares were issued for services.  The foregoing person qualified as “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	350,000	$0.50	150,000
Equity compensation plans not approved by security holders(1)	0	$0.50	-0-
Total	350,000	$0.50	150,000

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

*

Increase Gross Profit Margin.  In addition, our gross profit margin must be increased to at least 30% of sales.  Our plan is to take advantage of our increased production capacity and increase our production which should lower our average cost per barrel of beer produced. Also, we are trying to improve our product mix with higher margin products including more draft beer sales.  We also are raising our prices for contract brewing.  Finally, we raised our prices to certain customers in March 2008 and plan increases to other customers later in 2008.  There is no assurance that we will be successful in implementing our plan to increase our gross profit margin.  Many of these strategies have contributed to an improvement in our gross profit margin but have been outweighed by negative contributing factors including rising raw material costs, contract brewing increasing as a percentage of total sales, inventory adjustments and shortages.

*	Control Selling, General & Administrative Expenses. In addition to raising sales, we must control our expenditures to achieve a break-even operating level

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

          The following discussion and analysis is for the twelve-month period ended December 31, 2007 and should be read in conjunction with the Notes thereto of Golden West Brewing Company, Inc.  We were a development stage entity prior to our acquisition of Butte Creek on August 31, 2005.

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

Operating and Financial Review and Prospects

Operating Results

For the year ended December 31, 2007 compared to the year ended December 31, 2006:

REVENUES.  Gross Revenues were $1,253,485 for the year ended December 31, 2007.  Revenues net of excise taxes (“Net Revenues”) for the fiscal year ended December 31, 2007 were $1,204,291 compared to $983,975 in the fiscal year ended December 31, 2006.

COST OF GOODS SOLD Cost of goods sold for fiscal 2007 was $983,584 or 81.67% of net revenues compared to $724,746 or 73.65% of net sales in fiscal 2006.  In 2007, we were unable to raise the price of our core brands as fast as our COGS increased.  The average selling price per unit of our 6-pack brands grew 5%, while COGS increased 9%; the average selling price per unit of our 22 ounce brands grew ¼ of 1% while COGS increased 17%.

GROSS PROFIT Gross profit for the year ended December 31, 2007 was $220,707 or 18.33% of net revenues compared to $259,229 or 26.35% of net revenues for the year ended December 31, 2006.

OPERATING EXPENSES Total operating expenses increased $230,933 or 30% to $1,007,083 for the fiscal year ended December 31, 2007 compared to an increase of $555,021 or 257% to $770,888 for of the fiscal year ended December 31, 2006.  Components of operating expenses were:

*	Depreciation & Amortization expense was $38,791 for fiscal year 2007 compared to $33,454 for fiscal 2006. The increase was the result of additional brewing equipment acquired in 2007.
*

Management compensation was $119,737 for the year ended December 31, 2007 compared to $84,307 for the year ended December 31, 2006.  The increase was related to adding a Chief Financial Officer in the first quarter of 2007.

*

Rent expense was $45,085 for the year ended December 31, 2007 compared to $41,256 for the year ended December 31, 2006. The increase was relative to our lease agreement on the brewing facility in Chico, CA.

*	Selling expense was $124,857 for the fiscal year ended December 31, 2007 compared to $123,539 for the fiscal year ended December 31, 2006.
*

Legal and Accounting expense was $94,841 for the fiscal year ended December 31, 2007 compared to $120,340 for the fiscal year ended December 31, 2006.   The decrease was the result of reduced legal expenses after the completion of our self-underwritten public offering.

*

Stock Based Compensation was $37,866 for the year ended December 31, 2007 compared to $91,086 in the prior fiscal year.  The decrease was the result of accelerated vesting of employee options in fiscal year 2006.

*

Stockholder relations was $162,095 for the year ended December 31, 2007 compared to $7,700 for year ended December 31, 2006.  The increase was due to the costs associated with the contracting of an outside stock promotion organization.

*	Other General & Administrative Operating Expenses increased $114,585 to $383,791 for the year ended December 31, 2007 compared to an increase of $194,272 to $269,206 for year ended December 31, 2006.

OPERATING LOSS.  The operating loss for the fiscal year ended December 31, 2007 increased $274,717 or 54% to $786,376 compared to an increase of $395,614 or 341% to $511,659 for the fiscal year ended December 31, 2006.  The increased loss was due primarily to a lower gross profit and the costs associated with the contracting of an outside investor relationsorganization.

OTHER INCOME & EXPENSE Net other income and expense was $215,187 for the fiscal year ended December 31, 2007 compared to $517,952 for the fiscal year ended December 31, 2006.  The decrease is due in part to the impairment to Goodwill of $472,503 in 2006

NET LOSS Net loss decreased $28,047 or 3% to $1,001,563 for the fiscal year ended December 31, 2007 compared to $1,029,611 for the fiscal year ended December 31, 2006.  Although our operating loss was larger than the previous year due to the decline in gross profit, the net loss decreased primarily due to the impairment to Goodwill of $472,503 expense in 2006 that was zero in 2007.

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

          We had nominal cash and cash equivalents and a working capital deficit of $420,210 at December 31, 2007.  Our long-term debt was $725,000 at December 31, 2007.  We do not have sufficient cash on hand or available credit facilities to continue operations  and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. We have raised capital through the sales of unregistered securities and advances and/or loans from its officers and directors to acquire Butte Creek,  and fund its operations after its acquisition.   There are no assurances that we will be able to secure additional capital to maintain the operations.

          During the year ended December 31, 2007, the Company's capital expenditures totaled $28,364.

Lines of Credit

         The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 17% as of December 31, 2007. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of December 31, 2007 was $23,739.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.

       The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America/MBNA with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of December 31, 2007 was $8,863.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.

Notes Payable

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March, 2008.  As of December 31, 2007, the Tiffany Grace note had current maturities of $12,631.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of December 31, 2007, the Power Curve and Lone Oak notes had accrued interest of $2,250 and $197 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of December 31, 2007, these notes had no current maturities and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $9,675 and $4,050 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of December 31, 2007 the note had accrued interest of $4,318.

The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of December 31, 2007, these notes had no current maturities and long-term maturities of $115,000 and $155,000 respectively and had accrued interest of $9,200 and $12,400 respectively.

During the year ended December 31, 2007, John Power, our President, and affiliated entities  of Mr. Power  made short-term advances to the Company that remained unpaid as of December 31, 2007 in the amount of $112,744.  The advances are uncollateralized and due on demand and had accrued interest of $6,000.

     In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  The debenture is unsecured.

     In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is secured by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer.   As of the date of this report, the balance on this note was $25,000 plus accrued interest.

Credit Agreement

     In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.  The total value of advances under the credit facility during 2007 representing deferred financing fees is $95,270 which was credited to Additional paid in capital.  The deferred financing fees associated with the advances is being amortized on a straight-line basis over the lives of the advance agreements and for 2007 a total of $2,456 was charged to financing fees associated with the advances under this Agreement.

The Company has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.  The Credit Agreement is secured by a senior lien and security interest in the Company’s tangible and intangible assets.  The lenders under the Credit Agreement are John C. Power, John Gibbs, Stephen Calandrella and Clifford L. Neuman, the Company’s legal counsel.  To date,  the Company has drawn advances under the Credit Agreement in the aggregate amount of $290,000.

Delinquent Taxes & Rent

At December 31, 2007, the Company had outstanding payroll tax liabilities of $44,238. Of these amounts $39,232 are considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"),  and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At December 31, 2007, the Company had alcohol related taxes payable to federal and state taxing authorities of $11,042. The detail of those taxes payable is as follows:

December 31, 2007
Tax Agency	Due	Delinquent
Internal Revenue Service	$44,238	$ 39,232	PAYROLL TAXES
CA Employment Development Department	$ 1,241	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 9,142	$ 0	EXCISE TAX
CA Board of Equalization	$ 1,900	$ 0	EXCISE TAX
CA Board of Equalization	$ 3,184	$ 1,560	SALES AND USE TAX
CA Department of Conservation	$31,667	$ 31,157	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 6,770	$ 0	PROPERTY TAXES

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

Recent Accounting Pronouncements

       There were various accounting standards and interpretations issued during 2007, 2006, 2005, 2004 and 2003, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

ITEM 7.       FINANCIAL STATEMENTS

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2007 and 2006

3.	Statement of Operations for the Years Ended December 31, 2007 and 2006

4.	Consolidated Statement of Stockholders' Deficit (deficit for the years ended December 31, 2007 and 2006)

5.	Consolidated Statement of Cash Flows for the Years Ended December 31, 2007 and 2006

6.	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Golden West Brewing, Inc.

We have audited the accompanying balance sheet of Golden West Brewing, Inc. and Consolidated Subsidiaries as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden West Brewing, Inc. and Consolidated Subsidiaries as of December 31, 2007, and the results of its operations and cash flows for the two years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
May 10, 2008

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

ASSETS

	For the year ended December 31,
Current Assets:	2007	2006
Cash and cash equivalents	$ 4,684	$ 344
Accounts receivable, net of allowance for doubtful accounts of $23,849 and $864 at December 31, 2007 and 2006, respectively	184,014	107,859
Inventory (Note 1)	197,871	192,015
Prepaid Expenses	6,369	17,634
Total current assets	392,938	317,852
Fixed Assets:
Property and equipment net of accumulated depreciation of $63,134 and $36,683 at December 31, 2007 and 2006, respectively (Note 1)	277,526	276,097
Other Assets:
Intangibles, net of accumulated amortization of $12,339 and $7,235 at December 31, 2007 and 2006, respectively	23,588	20,313
Deferred financing costs, net of accumulated amortization of $2,456	92,814
Other assets	14,731	8,512
Total other assets	131,133	28,825
Total Assets	$ 801,597	$ 622,774

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$309,887	$279,968
Accrued expenses	188,175	205,147
Checks issued in excess of funds available	46,022	9,260
Lines of credit payable (Note 2)	32,602	35,326
Advances – related parties	12,744
Notes payable – other, current portion (Note 2)	62,664	21,736
Notes payable – related party, current portion (Note 2)	161,054	-
Total current liabilities	813,148	551,437
Long-term liabilities:
Note payable, net of current portion (Note 2)	-	36,636
Note payable – related party, net of current portion (Note 2)	725,000	650,000
Total long-term liabilities	725,000	686,636
Common stock issued subject to rescission (Notes 5 & 11)	-	10,000
Total Liabilities	1,538,148	1,248,073
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 10 and 11)
Stockholders’ Deficit:
Preferred Stock, $.0001 par value, 5,000,000 shares authorized, 300,000 and 0 shares issued and outstanding as of December 31, 2007 and 2006, respectively	30
Common stock, $.0001 par value, 20,000,000 shares authorized, 3,335,000 and 2,418,000 shares issued and outstanding as of December 31, 2007 and 2006, respectively	334	241
Additional paid-in capital	1,485,033	594,845
Accumulated (deficit)	(2,221,948)	(1,220,385)
Total Stockholders’ Deficit	(736,551)	(625,299)
Total Liabilities and Stockholders’ Deficit	$ 801,597	$ 622,774

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended December 31,
	2007	2006
Revenues	$ 1,253,485	$ 1,032,381
Less: Excise taxes	(49,194)	(48,406)
Net revenues	1,204,291	983,975

Cost of sales	983,584	724,746

Gross profit	220,707	259,229

Operating expenses
Depreciation and amortization	38,791	33,454
Legal and accounting	94,841	120,340
Management compensation	119,737	84,307
Rent expense	45,085	41,256
Stock-based compensation (Note 10)	37,886	91,086
Stockholder relations	162,095	7,700
Selling expense	124,857	123,539
Other	383,791	269,206
Total operating expense	1,007,083	770,888

Operating Loss	(786,376)	(511,659)

Other Income (Expense)
Miscellaneous income	4,308	3,417
Debt forgiveness		19,773
Equipment sales - net	1,474
Stock warrant financing costs	(122,869)
Impairment to goodwill		(472,503)
Interest expense and loan fees	(98,100)	(68,639)
Total other (expense)	(215,187)	(517,952)

Net Loss	$ (1,001,563)	$ (1,029,611)
Preferred dividends	(6,674)	-
Net loss attributable to common shareholders	(1,008,237)	(1,029,611)
Net Loss Per Common Share	$ (.35)	$ (.48)

Weighted Average Common Shares Outstanding	2,883,332	2,167,671

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

December 31, 2007

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Balance, December 31, 2005			2,000,000	200	449,800	(190,774)	259,224

Stock issued for cash at $0.50			408,000	41	203,959		204,000
Offset capitalized stock issuance costs					(150,000)		(150,000)
Stock-based compensation			10000		91,086		91,086

Net (Loss)	-	-	-	-	-	(1,029,611)	(1,029,610)
Balance, December 31, 2006			2,418,000	241	594,845	(1,220,385)	(625,299)

Stock issued for cash at $0.35, March, 2007			400,000	40	129,385		129,425
Stock purchase warrants issued in financing, March, 2007					122,869		122,869
Stock issued for cash at $0.33, July, 2007			282,000	28	93,032		93,060
Stock issued for cash at $0.50, September, 2007			100,000	10	49,990		50,000
Advances converted to Preferred Stock at $0.75,September, 2007	300,000	30			224,970		225,000
Advance and accrued interest converted to stock			15,000	2	9,973		9,975
Paid-in capital related to common stock previously subject to rescission					10,000		10,000
Shares issued for investor relations			100,000	10	109.990		110,000
Shares issued for loan fees			15,000	2	10,498		10,500
Shares issued for compensation			5,000	1	2,999		3,000
Stock-based compensation – options					37,886		37,886
Deferred financing costs on convertible Notes					95,270		95,270
Dividends on Preferred Stock					(6,674)		(6,674)
Net (Loss) before net dividends	-	-	-	-	-	(1,001,563)	(1,001,563)
Balance	300,000	30	3,335,000	334	1,485,033	(2,221,948)	(736,551)

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$ (1,001,563)	$ (1,029,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,793	27,961
Amortization of intangibles	8,998	5,493
Stock-Based Compensation and expenses	161,386	91,086
Stock purchase warrants issued in financing	122,869
Deferred financing costs	95,270
Preferred stock dividends	6,674
Impairment to Goodwill	-	472,503
	424,990	597,043
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(76,155)	1,309
Inventories	(5,856)	(73,242)
Prepaid expenses	11,265	(8,801)
Increase (decrease) in:
Checks written in excess of funds available	36,762	9,260
Accounts payable	29,918	57,780
Accrued Expenses	(16,972)	8,407
	(21,038)	(5,287)

Net cash (used in) operating activities	(597,611)	(437,855)

Cash Flows from Investing Activities:
Investment in fixed assets	(39,812)	(21,734)
Investment in intangibles and other assets	(113,756)	(8,245)
Net cash (used in) investing activities	(153,568)	(29,979)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	272,485	204,000
Advances converted to stock	244,975
Net Increase in Notes Payable	238,059	253,341
Net cash provided by financing activities	755,519	457,341

Increase (Decrease) in Cash and Cash Equivalents	$ 4,340	$ (10,493)
Cash and Cash Equivalents, beginning of period	344	10,837
Cash and Cash Equivalents, end of period	$ 4,684	$ 344
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 98,100	$ 55,727

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

-

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

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2007 and December 31, 2006, and its results of operations for the twelve month periods ended December 31, 2007 and 2006 and its cash flows for the twelve month periods ended December 31, 2007 and 2006 and the statement of stockholder’s deficit as of December 31, 2007.  The accompanying financial statements should be read in conjunction with the notes thereto filed as a part of the Company's annual report on Form 10-KSB.  All inter-company account balances and transactions are eliminated in consolidation.

Accounts Receivable - Accounts receivable are reported at net realizable value.  The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends and other information.   Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventory - Inventory is stated at the lower-of-average cost or market computed on a first-in first-out basis.  Inventory values as of December 31, 2007 and 2006 are classified as follows:

Inventory Class	2007	2006
Finished Product	$ 83,338	$ 130,735
Manufacturing Materials	92,451	43,573
Goods in Process	22,082	13,152
Advertising Materials	-	4,555
Total	$ 197,871	$ 192,015

Fixed Assets – Fixed assets are valued at historical cost less accumulated depreciation.  Depreciation is computed on a straight-line basis.  Fixed Assets values net of accumulated depreciation as of December 31, 2007 and 2006 are classified as follows:

Fixed Asset Class	Life	2007	2006
Manufacturing equipment	5-15 yrs	$ 246,983	$ 240,965
Draft equipment and kegs	5 yrs	10,950	21,494
Vehicles	5 yrs	1,942	2,670
Computers and lab equipment	5 yrs	5,807	823
Office furniture and fixtures	5 yrs	603	148
Leasehold improvements	30 yrs	3,235	3,667
Trademarks and domain names	n/a	8,006	6,330
Totals		$ 277,526	$ 276,097

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At December 31, 2007 and December 31, 2006, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Goodwill, which relates entirely to our acquisition of the assets of Butte Creek is not amortized but is tested annually for impairment.   As part of the 2006 annual review, we elected to impair 100%  of  the remaining goodwill associated with the Butte Creek acquisition in August 2005.

Recent Accounting Pronouncements - There were various accounting standards and interpretations issued during 2006 and 2007, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

2.     Advances and Notes Payable:

On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  The advance continued to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006 and had accrued interest as of September 30, 2007 of $1,225.  On September 30, 2007 the balance of the advance plus accrued interest totaling $9,975 was converted to 15,000 shares of common stock.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March, 2008.  As of December 31, 2007, the Tiffany Grace note had current maturities of $12,641.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of December 31, 2007, the Power Curve and Lone Oak notes had accrued interest of $2,250 and $197 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of December 31, 2007, these notes had no current maturities and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $9,675 and $4,050 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of December 31, 2007 the note had accrued interest of $4,318.

The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of December 31, 2007, these notes had no current maturities and long-term maturities of $115,000 and $155,000 respectively and had accrued interest of $9,200 and $12,400 respectively.

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

During the year ended December 31, 2007, John Power, our President, and affiliates of Mr. Power have made short-term advances to the Company that remained unpaid as of December 31, 2007 in the amount of $112,744.  The advances are uncollateralized and due on demand and had accrued interest of $6,000.

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  The debenture is unsecured.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is secured by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer.  As of the date of this report, the balance of this note was $25,000 plus accrued interest.

Lines of Credit -The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 17% as of December 31, 2007. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek, LLC's Managing Member and our former general manager. The outstanding balance as of December 31, 2007 was $23,739.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek, LLC’s managing member and our former general manager. The outstanding balance on December 31, 2007 was $8,863.

Notes Payable December 31, 2007	Current Portion	Long-Term Portion	Accrued Interest	Interest Rate	Maturity Date	Collateralized
Lines of Credit
Bank of America (Atmore)	$ 8,863	-	-	29.98%	Demand	No
Wells Fargo (Atmore)	23,739	-	-	17%	Demand	No
TOTAL	$ 32,602	-	-

Notes Payable – Related Parties
Power Curve, Inc. #1	$ 50,000	-	$ 2,250	9%	Sep., 2008	Yes
Power Curve, Inc. #2	-	$ 90,000	4,050	9%	Dec., 2008	Yes
Power Curve, Inc. #3	-	155,000	12,400	8%	Dec., 2008	Yes
John C. Power #1	-	215,000	9,675	9%	Dec., 2008	Yes
John C. Power #2	-	115,000	9,200	8%	Dec., 2008	Yes
Credit Facility	-	150,000	333	8%	Dec., 2008	No
Lone Oak Vineyards	11,054	-	197	9%	Sep., 2008	Yes
Sea Ranch Lodge & Village	100,000	-	6,000	12%	Demand	No
TOTAL	$ 161,054	$ 725,000	$ 44,105

Notes Payable - Unaffiliated
Tiffany Grace	$ 12,641	$ -	$ -	9%	Mar., 2008	Yes
B. Detweiller	8,136	-	4,318	8%	Demand	No
BRK Holdings, LLC	17,950	-	-	12.246%	Nov., 2008	No
Dayton Misfeldt Trust	23,937	-	-	9%	Dec., 2008	Yes
	$ 62,664	$ -	$ 4,318

3.      Related Party Transactions

In 2003, an officer and director of the Company guaranteed a $25,000 line of credit for Butte Creek with one of its key suppliers. No compensation has been paid by either the Company or Butte Creek for the guarantee.

On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  The advance continued to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006 and had accrued interest as of September 30, 2007 of $1,225.  On September 30, 2007 the balance of the advance plus accrued interest totaling $9,975 was converted to 15,000 shares of common stock.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March, 2008.  As of December 31, 2007, the Tiffany Grace note had current maturities of $12,631.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of December 31, 2007, the Power Curve and Lone Oak notes had accrued interest of $2,250 and $197 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of December 31, 2007, these notes had no current maturities and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $9,675 and $4,050 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of December 31, 2007 the note had accrued interest of $4,318.

During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of December 31, 2007, these notes had no current maturities and long-term maturities of $115,000 and $155,000 respectively and had accrued interest of $9,200 and $12,400 respectively.

During the year ended December 31, 2007, John Power, our President, and affiliates of Mr. Power have made short-term advances to the Company that remained unpaid as of December 31, 2007 in the amount of $112,744.  The advances are uncollateralized and due on demand and had accrued interest of $6,000.

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  The debenture is unsecured.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer.  As of the date of this report, the balance of this note was $25,000 plus accrued interest.

In 2006 and 2007, John Power and Power Curve, Inc, made advances to one of our distributors.  This distributor accounted for 6.6 % of gross sales in 2006 and 12.1% of gross sales in 2007.  In March 2007, the Company made a secured loan to the same customer/distributor in the amount of $40,000.  The loan was collateralized by all of the assets (receivables, inventory and equipment) of the distributor.  This Distributor had open account receivables of $57,462 and $3,921 as of December 31,

2007.  As of December 31, 2007, we have made an allowance for bad debt equal to the value of this note plus a portion of their overdue account receivable balance.

On March 15, 2007, we completed the private placement of units, each unit consisting of one share of the Company’s Common Stock (“Common Stock”) and one Warrant exercisable to purchase one additional share of Common Stock at an exercise price of $0.40 per share for a period of two years from the date of issue (“Warrants”).  Collectively, the Common Stock and Warrants are, hereinafter, referred to as “Units”.  The private offering price was $0.35 per Unit.  In total, we sold 400,000 units.  The units were sold to a total of three (3) investors, each of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  One of the three investors was John Power, The Company’s C.E.O. and Director.

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

As part of the foregoing transactions, the Company’s Board of Directors authorized, adopted and approved the designation of a series of preferred stock consisting of an aggregate of 300,000 of Series A Convertible Preferred Stock.  The Company’s Certificate of Incorporation previously authorized the Board of Directors to adopt one or more series of preferred stock within the authorized limitation of 5,000,000 shares.  The adoption by the Board of Directors of the Series A Preferred Stock did not require further shareholder approval.

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc., made additional advances to the Company of $12,744,.  The advances are uncollateralized and due on demand.

These related party transactions have not been evaluated for fairness.

Effective December 1, 2007, the Company entered into an employment agreement with its President, Mark Simpson, providing for the issuance to Mr. Simpson of an aggregate of 13,000 shares of the Company’s common stock as compensation for his services as President.  Concurrently, the Company also entered into a consulting agreement with Artisan Food and Beverage Group, Inc., a company owned and controlled by Mr. Simpson, providing for the provision of consultation services to the Company in consideration of a consulting fee in the amount of $4,500 per month.  The consulting agreement terminates on December 31, 2008.

Subsequent to December 31, 2007, John Power and Power Curve, Inc. have made additional short-term advances to the Company of $2,800 and $3,000, respectively.  The advances are uncollateralized and due on demand.  These related party transactions have not been evaluated for fairness.

In January, 2008, the Company issued a Convertible Debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  The debenture is unsecured.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is secured by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer.  As of the date of this report, the balance on this note was $25,000 plus accrued interest.

Credit Agreement

     In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.  The total value of advances under the credit facility during 2007 representing deferred financing fees is $95,270 which was credited to Additional paid in capital.  The deferred financing fees associated with the advances is being amortized on a straight-line basis over the lives of the advance agreements and for 2007 a total of $2,456 was charged to financing fees associated with the advances under this Agreement.

The Company has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.  The credit agreement is secured by a senior lien and security interest in the Company’s tangible and intangible assets.  The lenders under the credit agreement are John C. Power, John Gibbs, Stephen Calandrella and Clifford L. Neuman, the Company’s legal counsel.

4.     Operating Leases

Effective July 1, 2005, the Company entered into a five year lease for office and warehouse space in Chico, California for Butte Creek. The lease provided for initial monthly rent of $3,150, which increased to $3,726 in July 2006 and is subject to annual increases every year starting in July 2007 based on the Consumer Price Index, and expires in 2010.  A CPI adjustment to the rent was not made in 2007.

Future minimum lease payments under this lease are as follows:

Year Ending December 31,

2008	$44,712
2009	$44,712
2010	$44,712

5.     Commitments & Contingencies

A.  On December 30, 2005, an unsecured outstanding advance to the Company by an unaffiliated party at that time in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise.  As a result of this uncertainity, we elected to treat the $10,000 as a liability  and recorded “Common Stock subject to rescission” in the amount of $10,000 in 2006.      In 2007, we elected to reverse this liability back into  shareholder’s equity.  The shares issued are included in our total number of shares outstanding as of December 31, 2007.  However, A contingency exists with respect to this matter, the ultimate resolution of which cannot be determined at this time.

B. Delinquent Taxes & Rent

At December 31, 2007, the Company had outstanding payroll tax liabilities of $44,238. Of these amounts $39,232 are considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"),  and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At December 31, 2007, the Company had alcohol related taxes payable to federal and state taxing authorities of $11,042. The detail of those taxes payable is as follows:

December 31, 2007
Tax Agency	Due	Delinquent
Internal Revenue Service	$ 42,997	$ 39,232	PAYROLL TAXES
CA Employment Development Department	$ 1,241	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 9,142	$ 0	EXCISE TAX
CA Board of Equalization	$ 1,900	$ 0	EXCISE TAX
CA Board of Equalization	$ 3,184	$ 1,560	SALES AND USE TAX
CA Department of Conservation	$31,667	$ 31,157	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 6,770	$ 0	PROPERTY TAXES

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

6.      Offering Costs:

The Company  incurred $232,089 related to the pending public offering of its securities. The Company had carried $150,000 of the costs as deferred offering costs and has expensed $11,295 in fiscal 2005 and $70,794 in the year ended December 31, 2006.  The deferred offering costs were charged against the proceeds of the offering. All offering costs incurred in excess of $150,000 were expensed in the period incurred.

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

7.     Common and Preferred Stock:

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

The fair value of the warrants issued in the private placement was estimated utilizing the Black-Scholes pricing model with the following assumptions: expected life of 2 years; expected volatility of 50%; risk free interest rate of 4.57% and no dividend yield.  The fair value of the warrants totaling $122,869 has been charged to other expenses as financing costs for the year ended December 31, 2007.

On July 19, 2007, we completed a private placement of 282,000 shares at $0.33 per share for a total of $93,060 in proceeds.  Brian Power, a Director, acquired 100,000 of these shares for cash.  Our attorney, Clifford L. Neuman, acquired 60,000 of these shares by converting $19,800 in accrued fees payable.

Effective September 30, 2007, the Company issued an aggregate of 15,000 shares of common stock in satisfaction of an uncollateralized advance payable to a non-affiliate in the amount of $9,975, principal and interest.  The shares were issued to one person who qualified an an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

Effective September 4, 2007, the following transactions were completed:

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

As part of the foregoing transactions, the Company’s Board of Directors authorized, adopted and approved a designation of a series of preferred stock consisting of an aggregate of 300,000 of Series A Convertible Preferred Stock.  The Company’s Certificate of Incorporation previously authorized the Board of Directors to adopt one or more series of preferred stock within the authorized limitation of 5,000,000 shares.  The adoption by the Board of Directors of the Series A Preferred Stock did not

require further shareholder approval.   During the calendar year ending 2007 the company accrued $6,674 of accrued dividends.

The Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock has previously been filed with the Commission.   Following is a summary of the relative rights and preferences of the Series A Preferred Stock, which summary is qualified in its entirety by reference to the Certificate.

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

Beginning in December, 2007, the Company commenced issuing 1,000 shares of common stock per month of service pursuant to its Employment Agreement with its President, Mark Simpson.

In December, 2007, the Company entered into a Credit Agreement with four individuals providing for a revolving line of credit in the maximum principal amount of $350,000.  The Company agreed to pay a financing fee in the form of 100 shares of common stock for every $1,000 in advances made under the Credit Agreement.  A total of 15,000 shares were issued in 2007 under this agreement.   As of the date of this Report, the Company has borrowed $290,000 under the Credit Agreement and has issued an aggregate of 29,000 shares of common stock as a financing fee.

Effective December, 2007, the Company issued its Convertible Debenture in the principal amount of $30,000 evidencing a portion of its outstanding account payable in favor of its legal counsel.  The Debenture is convertible at the option of the holder into shares of common stock at a conversion price equal to $0.60 per share.

In December 2007, the Company granted a one-time bonus of 1,000 common shares to three employees for a total of 3,000 common shares.  The shares were valued at $.50 per share and were expensed in 2007.

Effective March, 2008, the Company issued an aggregate of 5,000 shares of common stock to one investor as a financing fee for a loan to the Company in the principal amount of $50,000.

Effective March, 2008, the Company granted and issued an aggregate of 8,000 shares of common stock:  4,000 to its President, Mark Simpson; and, 4,000 shares to its Chief Financial Officer of a wholly-owned subsidiary.  The shares were issued for services for the four month period ended March 31, 2008

8.     Income Taxes

The Company has an estimated net operating loss carry forward of approximately $63,000 and $191,000 at December 31, 2007 and December 31, 2006, respectively, to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through 2025, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

	December 31, 2007	December 31,2006	Prior Years
Net operating losses carry forward	$ 1,001,563	$ 1,029,611	$ 254,000
Effective Tax rate	18.5%	18.5%	18.5%
Deferred income tax	185,289	190,478	46,990
Deferred income tax allowance	(185,289)	(190,478)	(46,990)
Net deferred income tax asset	$ -	$ -	$ -

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for all periods presented is as follows:

Tax (benefit) at Federal statutory rate	(15.00)%
State tax (benefit) net of Federal benefit	(3.50)
Valuation allowance	18.50
Tax provision (benefit)	-

9.      Investor Relations Agreement

 The Company entered into a 6-month contract effective October 15, 2007 with Red Chip to provide Investor Relations     The Company paid Red Chip $50,000 cash and 100,000 shares of common stock valued at $110,000 for an aggregate of $160,000 for these services.

10.       Equity Incentive Plan:

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  That in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The foregoing options are subject to vesting and become exercisable 50% on the date of grant; 16.67% on July 31, 2007; 16.67% on July 31, 2008; and 16.67% on July 31, 2009, subject to the holder continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.  Options vest over 5 years and the 2007 expense was $37,886.

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

The following tables present summarized information about fixed price stock options at December  31, 2007:

Options outstanding at December 31, 2006	400,000
Granted	-
Exercised	-
Forfeitures	(50,000)
Options outstanding at December 31, 2007	350,000

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Price	Number Exercisable
$0.50	350,000	5 years	$0.50	232,750

The fair value of the options granted in fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	75%
Risk-free interest rate	4.85%

11.       Subsequent Events:

A.   Subsequent to December 31, 2007, John Power, the CEO, and Power Curve, Inc. have made short-term advances to the Company in the amount of $2,800 and $3,000 respectively. The advances are uncollateralized and due on demand.

Effective January, 2008, the Company issued its Convertible Debenture in the principal amount of $30,000 to evidence the Company’s outstanding account in favor of their legal counsel.  The debenture accrues interest at the rate of 8% per annum and is due and payable, in full, on December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.60 per share, which was above the public trading price of the Company’s common stock on the date of grant.  The debenture was issued to the Company’s legal counsel who qualifies as an “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

Effective March 31, 2008, the Company granted and issued an aggregate of 8,000 shares of common stock:  4,000 to its President, Mark Simpson; and, 4,000 shares to its Chief Financial Officer of a wholly-owned subsidiary.  The shares were issued for services based on 1,000 shares per month of service for each executive commencing on December 1, 2007.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is secured by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer.  The outstanding balance of this loan was $25,000 as of the date of this report.  The Company issued an aggregate of 5,000 shares of common stock to this lender as a financing fee for this loan.  The shares were valued at $0.50 per share.  The lender qualified as an “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction except as noted.

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

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:

1)  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and,

3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. As of December 31, 2007, the following significant deficiencies in our internal control over financial reporting were identified:

(1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from  overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports.

(2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

(3)  Due to a shortage in working capital, the Company has lacked the resources to retain and maintain adequate human resources to implement systems and procedures that permit the timely accumulation of information and preparation of financial statements.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is fairly and accurately stated in all material respects and is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During 2007, there were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON CONTROLS

Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the Company's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in such controls and procedures, including the fact that human judgment in decision making can be faulty and that breakdowns in internal controls can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-KSB.

ITEM 8B.	OTHER INFORMATION

       None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       Our executive officers, key employees and directors and their respective ages and positions are set forth below:

Name	Age	Position

John C. Power(1)	44	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary and Director

Brian Power(1)	42	Director

Mark Simpson	47	President

________________________________

(1)   John C. Power and Brian Power are brothers.

John C. Power, age 44, has been a director of Golden West since its inception in December 2003 and Chief Financial Officer since March 2005. He has served as President from December 2005 to December 2007 and as Secretary since January, 2007.  He was President (since September 1992) and Director (since September 1989) of Redwood MicroCap Fund, Inc., a registered closed-end investment company regulated under the Investment Company Act of 1940, until March 2005.  In addition, until March 2005, he served as Vice President of TriPower Resources, Inc., an oil and gas exploration company, (since December 1993), President and Director of Alta California Broadcasting, Inc. which operates local market radio stations, (since May 1994), President and Director of Four Rivers Broadcasting, Inc., also a radio broadcaster, (since May 1997),and Managing Member of Nova Redwood, LLC, which held undeveloped real property which has now been sold, (since November 1999). He is Co-Managing Member of Wyoming Resorts, LLC, which owns and operates an historic hotel in Thermopolis, Wyoming, (since June 1997), Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway Resorts, LLC, (from May 2002), Managing Member of Yellowstone Gateway Resorts, LLC, which owned and operated the Gallatin Gateway Inn, (from May 2002) and was co-Managing Member of Napa Canyon, LLC, which owns undeveloped real estate in Napa, California, (since September 2001).  On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee.  Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11.  He serves as a Director of Reserve Energy Corporation that is engaged in the exploration and production of oil and gas in Wyoming. He served as Director of Redwood Energy, Ltd. from 1994 to 2004, President and Director of Redwood Broadcasting, Inc. from December 1994 to June 1998, President and Director of Power Surge, Inc., which was involved in radio broadcasting from December 1996 to June 1998.  He also serves as President of Power Curve, Inc., a private investment company, (since 1986), Managing Member of Sea Ranch Lodge and Village, LLC, which owns and operates the Sea Ranch Lodge in Sonoma County, California, (since December 1997), Managing Member of Best of Sea Ranch, LLC, which owns a 50% interest in Sea Ranch Escapes which is involved in home rentals at the Sea Ranch

(since December 2004) and co-Managing Member of Napa Partners, LLC, which is a real estate holding company (since November 1999).  He also served as Managing Member of Sea Ranch California, LLC from December 1997 to June 2004.  Mr. Power attended Occidental College and University of California at Davis.

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

Brian Power, age 42, was CEO, President and Director of Golden West since its inception in December 2003.  He resigned as President and CEO in December 2005. He has been President and Director from February 1997 to the present of Lone Oak Vineyards, Inc., a California real estate investment company.  From October 1998 to present, he has been founder and managing member of Spirit of Adventure, LLC, formed to develop deep ocean exploration technologies and design and build high technology-based manned submersibles.  From February 2002 to present, he has been founder and managing member of West Indies Investments, LLC, a company that sponsors tourist excursions in Providenciales, Turks and Caicos Islands, and the British West Indies.  He has been Director of Snuba, Inc. from 1996 to present, a licensor of and manufacturer of patented dive apparatus.  From September 1996 to April 2002, he was a Director of Combined Penny Stock Fund, Inc., a registered closed-end investment management company regulated under the Investment Company Act of 1940; and from May 2000 to December 2001, served as managing member of Binghampton Meadows, LLC, a single purpose real estate development entity located in Solano County, California.  Mr. Power attended Solano Community College and the University of California at Davis.

Mark Simpson, age 47, Brewmaster and Winemaker, has twenty-three years experience in food and beverage manufacturing. He is the founder and owner of Artisan Group Food and Beverage Group, Inc., through which he provides consulting services to a wide variety of clients engaged in brewing, winemaking and culinary arts. He started his career with Molson Breweries, working with their core brands, as well as brewing international brands under license such as: Lowenbrau, Coors and Kirin.  From 1992 to 2001, he was Brewmaster at Vancouver’s Granville Island Brewing, where he developed award winning brands such as Cypress Honey Lager, the Belgian influenced Christmas Ale and cask aged Scottish Ale. From 2001 to 2005, Mark worked for RJ Spagnols, a division of Vincor International, in a winemaking role, as Director of Research & Development and Quality Assurance. He has a Bachelor of Science degree in Microbiology from the University of British Columbia, 1982; he is a member of the British Columbia Wine Institute and Brewer’s Association of America; a faculty member of the British Columbia Institute of Technology, Food Technology Department; and a past Chairman and founder of the Craft Brewers Association of British Columbia.

       During the last five years, except as disclosed above,  none of our directors or officers has:

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

       As of the date of this Report, we have granted options exercisable to purchase an aggregate of 400,000 shares under the Plan, of which options to purchase 50,000 shares have terminated.  A portion of those outstanding options are subject to future vesting over 3 years.

Director Compensation

       Under our Equity Incentive Plan, each of our directors and officers is eligible to receive options to purchase shares of our common stock.  To date, we have granted Brian Power and J. Andrew Moorer each options to purchase 50,000 shares of common stock at an exercise price of $.50 per share. Mr. Moorer resigned from the board of directors in December 2006, and as a result, his options have since terminated without exercise.  We plan to make annual grants to directors in the future, but the basis of such grants has not yet been established.

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

Compliance with Section 16(a) of the Exchange Act

       Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders except for John Gibbs, who failed to file one report covering one transaction in a timely fashion and, Brian Power failed to file one report covering one transaction in a timely fashion.  In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 10.        EXECUTIVE COMPENSATION

The following table and discussions summarize all plan and non-plan compensation earned by or paid to our chief executive officer for our last three completed fiscal years.  No other executive officer received total annual salary and bonus of at least $100,000 during those periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John C. Power, CEO	2007	- 0 -	- 0 -	-	-	-	-	- 0 -	- 0 -
John C. Power, CEO	2006	- 0 -	- 0 -	-	-	-	-	-	- 0 -

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

      Effective December 1, 2007, we entered into an employment agreement with Mark Simpson to serve as President of the Company.  In consideration of his services as President, the Company agreed to grant and issue to Mr. Simpson, subject to vesting, an aggregate of 13,000 shares of the Company’s common stock.

     Concurrently with the execution of Mr. Simpson’s employment agreement, the Company entered into a consultation agreement with Artisan Food and Beverage Group, Inc., (“Artisan”), a consulting firm controlled by Mark Simpson.  Under the terms of the consulting agreement, Artisan agreed to provide certain strategic services in consideration of a consulting fee equal to $4,500 per month.

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John Power	0	0	0	0	0	0	0
Brian Power	0	0	0	0	0	0	0
J. Andrew Moorer (1)	0	0	0	0	0	0	0

(1)  Mr. Moorer resigned from the Board in December, 2006, and his options have since expired without extension.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our Directors; and
*	all executive officers and Directors as a group.

The table shows the number of shares owned as of March 31, 2008 and the percentage of outstanding common stock owned as of March 31, 2008.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Ownership as a Percentage of outstanding common shares(3)

Mark F. Simpson	4,000	nil
Daniel Delgrande	4,000	nil
John Gibbs 807 Wood N Creek Ardmore, OK 73041	942,000(4)	25.7%

John C. Power Post Office Box 114 Sea Ranch, CA 95497	708,000(5)	20.6%

Brian Power	100,000	3%

Butte Creek Brewing Company, LLC 500 Orange Street Chico, California (6)	200,000	6%

Clifford Neuman 1507 Pine Street Boulder, CO	220,500(7)	6.5%

All officers and directors as a group (four persons)	816,000	23.7%

(1)	Unless otherwise stated, address is 945 West 2nd Street, Chico, California 95928.

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

(3)	Shares and percentages beneficially owned are based upon 3,359,000 shares outstanding on March 31, 2008.

(4)	Includes warrants exercisable to purchase an additional 300,000 shares of common stock.

(5)	Includes warrants exercisable to purchase 85,000 shares of common stock.

(6)	Voting and investment power is exercised by the sole manager of Butte Creek, who is Thomas Atmore.
(7)	Includes 50,000 shares issuable upon conversion of a Convertible Debenture in the principal amount of $30,000.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 2003, an officer and director of the Company guaranteed a $25,000 line of credit for Butte Creek with one of its key suppliers. No compensation has been paid by either the Company or Butte Creek for the guarantee.

On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  The advance continued to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006 and had accrued interest as of September 30, 2007 of $1,225.  On September 30, 2007 the balance of the advance plus accrued interest totaling $9,975 was converted to 15,000 shares of common stock.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March, 2008.  As of December 31, 2007, the Tiffany Grace note had current maturities of $12,631.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of December 31, 2007, the Power Curve and Lone Oak notes had accrued interest of $2,250 and $197 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of December 31, 2007, these notes had no current maturities and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $9,675 and $4,050 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of December 31, 2007 the note had accrued interest of $4,318.

During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of December 31, 2007, these notes had no current maturities and long-term maturities of $115,000 and $155,000 respectively and had accrued interest of $9,200 and $12,400 respectively.

In 2006 and 2007, John Power and Power Curve, Inc, made advances to one of our distributors.  This distributor accounted for 6.6 % of gross sales in 2006 and 12.1% of gross sales in 2007.  In March 2007, the Company made a secured loan to the same customer/distributor in the amount of $40,000.  The loan was secured by all of the assets (receivables, inventory and equipment) of the distributor.  This Distributor had open account receivables of $57,462 and $3,921 as of December 31, 2007. A portion of these receivables have been classified as bad debt as of December 31, 2007.

On March 15, 2007, we completed the private placement of units, each unit consisting of one share of the Company’s Common Stock (“Common Stock”) and one Warrant exercisable to purchase one additional share of Common Stock at an exercise price of $0.40 per share for a period of two years from the date of issue (“Warrants”).  Collectively, the Common Stock and Warrants are, hereinafter, referred to as “Units”.  The private offering price was $0.35 per Unit.  In total, we sold 400,000 units.  The units were sold to a total of three (3) investors, each of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  One of the three investors was John Power, The Company’s C.E.O. and Director.

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

     During the twelve months ended December 31, 2007, John Power, our President, and affiliates of Mr. Power have made short-term advances to the Company that remained unpaid as of September 30, 2007 in the amount of $112,744.  The advances are uncollateralized and due on demand and had accrued interest of $6,000 at December 31, 2007.

     Effective December 1, 2007, the Company entered into an employment agreement with its President, Mark Simpson, providing for the issuance to Mr. Simpson of an aggregate of 13,000 shares of the Company’s common stock as compensation for his services as President.  Concurrently, the Company also entered into a consulting agreement with Artisan Food and Beverage Group, Inc., a company owned and controlled by Mr. Simpson, providing for the provision of consultation services to the Company in consideration of a consulting fee in the amount of $4,500 per month.  The consulting agreement terminates on December 31, 2008.

     Subsequent to December 31, 2007, John Power and Power Curve, Inc., made additional short-term advances to the Company of $2,800and $3,000respectively.  The advances are uncollateralized and due on demand.  These related party transactions have not been evaluated for fairness.

     In January, 2008, the Company issued a Convertible Debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  The debenture is unsecured.

     In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is secured by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer. As of the date of this report, the balance on this note was $25,000 plus accrued interest.

Credit Agreement

     In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.  The total value of advances under the credit facility during 2007 representing deferred financing fees is $95,270 which was credited to Additional paid in capital.  The deferred financing fees associated with the advances is being amortized on a straight-line basis over the lives of the advance agreements and for 2007 a total of $2,456 was charged to financing fees associated with the advances under this Agreement.

The Company has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.  The credit agreement is secured by a senior lien and security interest in the Company’s tangible and intangible assets.  The lenders under the credit agreement are John C. Power, John Gibbs, Stephen Calandrella and Clifford L. Neuman, the Company’s legal counsel.

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
*	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
*	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
*	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
*	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
*	3.1	Amended and Restated Certificate of Incorporation
***	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
*	3.2	By-Laws
*	4.1	2004 Equity Incentive Plan
*	4.2	Form of Subscription Agreement
*	4.3	Specimen common stock certificate
*	10.1	Lease Agreement
*	10.2	Form of Escrow Agreement
*	10.3	Amended Trademark Assignment
*	10.3.2	Initial Assignment of Trademark
*	10.4	Lock-up Letter for Brian Power
*	10.5	Lock-up Letter for John C. Power
*	10.6	Lock-up Letter for J. Andrew Moorer
*	10.7	Amended Fund Escrow Agreement
*	10.8	Lease Agreement with Golden West Brewing Company
*	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
*	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
*	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
*	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
*	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
*	10.14	Amended and Restated Assignment and Assumption
*	10.15	August 7, 1998 Distribution Agreement
*	10.16	Territorial Agreement
*	10.17	November 4, 2002 Distribution Agreement
*	10.18	June 1, 2001 Authorization
*	10.19	July 22, 2004 Authorization
*	10.20	September 1, 2005 Authorization
*	10.22	Second Amended Fund Escrow Agreement
*	10.23	Contract with New Zealand Hops, Ltd., 2006
*	10.24	Contract with New Zealand Hops, Ltd., 2007
*	10.25	Second Amended and Restated Assignment and Assumption
*	10.26	Third Amended Fund Escrow Agreement
*	10.27	Secured Promissory Note with John C. Power
*	10.28	Secured Promissory Note with Power Curve, Inc.
*	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
***	10.30	Production Agreement dated February 21, 2007 with Bison Brewing Company
***	10.31	Employment Agreement with David DelGrande dated February 21, 2007

	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
****	10.33	Employment Agreement with Mark Simpson
****	10.34	Consultation Agreement with Artisan Food and Beverage Group
*****	10.35	Credit Agreement dated December 11, 2007
******	10.36	Promissory Note dated March 12, 2008
******	10.37	Security Agreement dated March 12, 2008
******	10.38	Guaranty Agreement dated March 12, 2008
**	14	Code of Ethics
*	21.0	List of Subsidiaries
**	31	Certification
**	32	Certification pursuant to 18 U.S.C.. Section 1350

_________________

*	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

**	Filed herewith.

***	Incorporated by reference from the Company’s Report on Form 8-K dated December 28, 2006 and filed with the Commission on March 8, 2007.
****	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.
*****	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.
******	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March 14, 2008.

Reports on Form 8-K

Current Report on Form 8-K dated October 24, 2007, Item No. 8.01, as filed with the Commission on October 26, 2007

Current Report on Form 8-K dated December 4, 2007, Item Nos. 1.01, 3.02, 5.02 and 9.01, as filed with the Commission on December 6, 2007

Current Report on Form 8-K dated December 12, 2007, Item Nos. 7.01 and 9.01, as filed with the Commission on December 12, 2007

Current Report on Form 8-K dated December 11, 2007, Item Nos. 2.03 and 9.01, as filed with the Commission on December 18, 2007

Current Report on Form 8-K dated February 5, 2008, Item Nos. 7.01 and 9.01, as filed with the Commission on February 8, 2008.

Current Report on Form 8-K dated March 12, 2008, Item Nos. 2.03 and 9.01, as filed with the Commission on March 14, 2008

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

        The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its principal accountant, for each of the last two fiscal years:

	2007	2006
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.	$24,800	$25,000
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	$8,100	7,000
Tax fees - tax compliance, tax advice and tax planning	-	-
All other fees - services provided by our principal accountants other than those identified above	-	-
Total fees paid or accrued to our principal accountants	$32,900	$32,000

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

GOLDEN WEST BREWING COMPANY, INC.

Date: May 9, 2008	By:/s/ John C. Power____________ John C. Power, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power_______ John C. Power	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary & Director	May 9, 2008

/s/ Brian Power_________ Brian Power	Director	May 9, 2008