Form 10-Q
period 2008-03-31
Golden West Brewing Company, Inc.
filed 2008-05-15
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Yes  [  X  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [    ] Accelerated filer [    ]  Non-accelerated filer [ X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [ X ].

As of May 15, 2008, the Registrant had 3,360,000  shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Golden West Brewing Company, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007, and its results of operations for the three month periods ended March 31, 2008 and 2007 and its cash flows for the three month periods ended March 31, 2008 and 2007 and the statement of stockholders’ deficit  as of March 31, 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AS OF

Current Assets:	(Unaudited) March 31, 2008	December 31, 2007
Cash and cash equivalents	$ 1,747	$ 4,684
Accounts receivable, net of allowance for doubtful accounts of $23,849 at March 31, 2008 and December 31, 2007	239,549	184,014
Inventory (Note 1)	252,205	197,871
Prepaid Expenses	5,050	6,369
Total current assets	498,551	392,938
Fixed Assets:
Property and equipment net of accumulated depreciation of $70,979 and $36,683 at March 31, 2008 and December 31, 2007, respectively (Note 1)	270,456	277,526
Other Assets:
Intangibles, net of accumulated amortization of $12,339 and $7,235 at March 31, 2008 and December 31, 2007, respectively	22,002	23,588
Deferred financing costs, net of accumulated amortization of $41,270 and $2,456 at March 31, 2008 and December 31, 2007 respectively.	134,960	92,814
Other assets	28,414	14,731
Total other assets	185,376	131,133
Total Assets	$ 954,383	$ 801,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$365,876	$309,887
Accrued expenses	217,001	188,175
Checks issued in excess of funds available	25,379	46,022
Lines of credit payable (Note 2)	32,252	32,602
Advances – related parties	13,094	12,744
Notes payable – other, current portion (Note 2)	111,411	62,664
Notes payable – related party, current portion (Note 2)	1,016,054	161,054
Total current liabilities	1,781,067	813,148
Long-term liabilities:
Note payable – related party, net of current portion (Note 2)	-	725,000
Total long-term liabilities	-	725,000
Total Liabilities	1,781,067	1,538,148
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 9 and 10)
Stockholders’ Deficit:
Preferred Stock, $.0001 par value, 5,000,000 shares authorized, 300,000 and 0 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	30	30
Common stock, $.0001 par value, 20,000,000 shares authorized, 3,359,000 and 3,335,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007 , respectively	336	334
Additional paid-in capital	1,574,655	1,485,033
Accumulated (deficit)	(2,401,705)	(2,221,948)
Total Stockholders’ Deficit	(826,684)	(736,551)
Total Liabilities and Stockholders’ Deficit	$ 954,383	$ 801,597

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 & 2007 (UNAUDITED)

	2008	2007
Revenues	$ 352,099	$ 311,682
Less: Excise taxes	(12,317)	(14,834)
Net revenues	339,782	296,848

Cost of sales	245,804	228,789

Gross profit	93,978	68,059

Operating expenses:
Depreciation and amortization	9,431	8,631
Amortization of deferred financing costs	38,814
Legal and accounting	19,582	20,193
Management compensation	35,586	24,250
Rent	11,178	11,178
Selling expenses	34,542	26,495
Stock Option compensation	3,338	8,477
Other	84,611	73,958
Total operating expenses	237,082	173,182

Operating (Loss)	(143,104)	(105,123)

Other Income (Expense): Stock Warrant Financing Costs	-	(122,869)
Used equipment sales – Net	-	1,612
Miscellaneous income	67	599
Loan Fees	(9,000)
Interest expense	(27,720)	(19,659)
Total other (expense)	(36,653)	(140,317)

Net Loss	$ (179,757)	$ (245,440)
Preferred dividends	(6,674)	-
Net loss attributable to common shareholders	(186,431)	(245,440)
Net Loss Per Common Share	$ (.06)	$ (.09)

Weighted Average Common Shares Outstanding	3,344,923	2,613,000

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
MARCH 31, 2008 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Balance, December 31, 2006			2,418,000	241	594,845	(1,220,385)	(625,299)

Stock issued for cash at $0.35, March, 2007			400,000	40	129,385		129,425
Stock purchase warrants issued in financing, March, 2007					122,869		122,869
Stock issued for cash at $0.33, July, 2007			282,000	28	93,032		93,060
Stock issued for cash at $0.50, September, 2007			100,000	10	49,990		50,000
Advances converted to Preferred Stock at $0.75, September, 2007	300,000	30			224,970		225,000
Advance and accrued interest converted to stock, September, 2007			15,000	2	9,973		9,975
Paid-in capital related to common stock previously subject to rescission					10,000		10,000
Shares issued for investor relations, September, 2007			100,000	10	109.990		110,000
Shares issued for loan fees, December, 2007			15,000	2	10,498		10,500
Shares issued for compensation, December, 2007			5,000	1	2,999		3,000
Stock-based compensation – options					37,886		37,886
Deferred financing costs on convertible Notes					95,270		95,270
Dividends on Preferred Stock					(6,674)		(6,674)
Net (Loss) before net dividends	-	-	-	-	-	(1,001,563)	(1,001,563)
Balance, December 31, 2007	300,000	30	3,335,000	334	1,485,033	(2,221,948)	(736,551)

Shares issued for compensation, March, 2008			6,000	1	2,999		3,000
Shares issued for loan fees, March, 2008			18,000	1	8,999		9,000
Stock-based compensation – options					3,338		3,338
Deferred financing costs on convertible Notes					80,960		80,960
Dividends on Preferred Stock					(6,674)		(6,674)
Net (Loss) before net dividends	-	-	-	-	-	(179,757)	(179,757)
Balance, March 31, 2008	300,000	30	3,361,000	336	1,574,655	(2,401,705)	(826,684)

GOLDEN WEST BREWING COMPANY AND SUBSIDARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
(Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net loss attributable to common shareholders	$ (179,757)	$ (245,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,845	7,254
Amortization of intangibles	40,400	1,377
Stock financing costs and loan fees	9,000	122,869
Preferred stock dividends	6,674
Stock Option compensation	3,338	8,477
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(55,535)	(24,317)
Inventories	(54,334)	11,374
Prepaid expenses and other receivables	1,319	1,849
Increase (decrease) in:
Checks written in excess of funds available	(20,643)	(461)
Accounts payable	55,988	(12,023)
Accrued Expenses	28,826	19,196
	(44,379)	(4,382)
Net cash (used in) operating activities	(156,879)	(109,845)
Cash Flows from Investing Activities:
Equipment deposits
Net Investment in fixed assets	(775)	(2,163)
Investment in intangibles and other assets	(35,652)	(9,090)
Advances to related company		(40,000)
Deposits on new equipment		(22,200)
Net cash (used in) investing activities	(36,427)	(73,453)
Cash Flows from Financing Activities:
Proceeds from Paid-In Capital	12,000	129,425
Net Increase in Advances and Notes Payable	178,369	53,847
Net cash provided by financing activities	190,369	183,272
Decrease in Cash and Cash Equivalents	(2,937)	(26)
Cash and Cash Equivalents, beginning of period	4,684	344
Cash and Cash Equivalents, end of period	$ 1,747	$ 318
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 27,583	$ 19,659

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007 , and its results of operations for the three  month periods ended March 31, 2008 and 2007  and its cash flows for the three  month periods ended March 31, 2008 and 2007  and the statement of stockholder’s deficit as of March 31, 2008.  The accompanying financial statements should be read in conjunction with the notes thereto filed as a part of the Company's annual report on Form 10-KSB.  All inter-company account balances and transactions are eliminated in consolidation.

Accounts Receivable - Accounts receivable are reported at net realizable value.  The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends and other information.   Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventory - Inventory is stated at the lower-of-average cost or market computed on a first-in first-out basis.  Inventory values as of March 31, 2008 and December 31, 2007 are classified as follows:

Inventory Class	March 31, 2008	December 31, 2007
Finished Product	$115,709	$ 83,338
Manufacturing Materials	108,434	92,451
Goods in Process	28,062	22,082
Advertising Materials		-
Total	$252,205	$ 197,871

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

Fixed Assets – Fixed assets are valued at historical cost less accumulated depreciation.  Depreciation is computed on a straight-line basis.  Fixed Assets values net of accumulated depreciation as of March 31, 2008 and December 31, 2007  are classified as follows:

Fixed Asset Class	Life	March 31, 2008	December 31, 2007
Manufacturing equipment	5-15 yrs	$ 240,607	$ 246,983
Draft equipment and kegs	5 yrs	10,147	10,950
Vehicles	5 yrs	1,760	1,942
Computers and lab equipment	5 yrs	5,468	5,807
Office furniture and fixtures	5 yrs	566	603
Leasehold improvements	30 yrs	3,128	3,235
Trademarks and domain names	n/a	8,780	8,006
Totals		$ 270,456	$ 277,526

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At March 31, 2008 and December 31, 2007, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Intangibles - Intangibles consists of  trade names and trademarks. Intangibles other than goodwill are amortized using the straight-line method over the estimated useful life of the intangibles. The $25,000 of acquired intangible assets relate to trade names and trademarks that had an expected remaining useful life of approximately five years at the time of their purchase and are being amortized over a 5-year period.  Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, "Goodwill and Other Intangibles," but are tested for impairment on an annual basis.

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.

The total value of advances under the credit facility which was credited to Additional paid in capital representing deferred financing fees is $95,270 for the year ended December 31, 2007 and $80,960 for the three months ended March 31, 2008.  The deferred financing fees associated with the advances are being amortized on a straight-line basis over the lives of the advance agreements and $2,456 was charged to the year ended December 31, 2007 and $38,814 was charged to the three months ended March 31, 2008.

Recent Accounting Pronouncements - There were various accounting standards and interpretations issued during 2007 and 2008, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March, 2008.  As of December 31, 2007, the Tiffany Grace note had current maturities of $12,641.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of March 31, 2008, the Power Curve and Lone Oak notes had accrued interest of $3,375 and $446 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of March 31, 2008, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $14,513 and $6,075 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of March 31, 2008 the note had accrued interest of $4,481.

The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of March 31, 2008, these notes had current maturities of $115,000 and $155,000 respectively and had accrued interest of $11,500 and $15,500 respectively.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

John Power, our President, has made other short-term advances to the Company that remained unpaid as of March 31, 2008  in the amount of $7,850In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  The debenture is unsecured.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is secured by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer.  As of the date of this report, the balance of this note was $50,000 plus accrued interest of $264.

Lines of Credit -The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 15% as of December 31, 2007. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek, LLC's Managing Member and our former general manager. The outstanding balance as of March 31, 2008  was $23,539.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek, LLC’s managing member and our former general manager. The outstanding balance on March 31, 2008  was $8,713.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

Notes Payable March 31, 2008	Current Portion	Long- Term Portion	Accrued Interest	Interest Rate	Maturity Date	Collateralized
Lines of Credit
Bank of America (Atmore)	$ 8,713	-	-	29.98%	Demand	No
Wells Fargo (Atmore)	23,539	-	-	15%	Demand	No
TOTAL	$ 32,252	-	-

Notes Payable – Related Parties
Power Curve, Inc. #1	$ 50,000		$ 3,375	9%	Sep., 2008	Yes
Power Curve, Inc. #2	90,000		6,075	9%	Dec., 2008	Yes
Power Curve, Inc. #3	155,000		15,500	8%	Dec., 2008	Yes
John C. Power #1	215,000		14,513	9%	Dec., 2008	Yes
John C. Power #2	115,000		11,500	8%	Dec., 2008	Yes
Credit Facility	280,000		5,933	8%	Dec., 2008	No
Lone Oak Vineyards	11,054		445	9%	Sep., 2008	Yes
Sea Ranch Lodge & Village	100,000	-	9,000	12%	Demand	No
TOTAL	$1,016,054	-	$ 66,341

Notes Payable - Unaffiliated
Tiffany Grace	$11,388	$ -	$ -	9%	Mar., 2008	Yes
B. Detweiller	8,136		4,481	8%	Demand	No
BRK Holdings, LLC	17,950			12.246%	Nov., 2008	No
P.Hirschburg	50,000		264	10%	May, 2008	Yes
Dayton Misfeldt Trust	23,937	-	539	9%	Dec., 2008	Yes
	$ 111,411	$ -	$ 5,284

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

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March, 2008.  As of December 31, 2007, the Tiffany Grace note had current maturities of $12,641.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of March 31, 2008, the Power Curve and Lone Oak notes had accrued interest of $3,375 and $446 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of March 31, 2008, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $14,513 and $6,075 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of March 31, 2008 the note had accrued interest of $4,481.

During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of March 31, 2008, these notes had current maturities of $115,000 and $155,000 respectively and had accrued interest of $11,500 and $15,500 respectively.

In 2006 and 2007, John Power and Power Curve, Inc, made advances to one of our distributors.  This distributor accounted for 12.1 % of gross sales in 2007 and 12.1% of gross sales in the three months ended March 31, 2008.  In March 2007, the Company made a secured loan to the same customer/distributor in the amount of $40,000.  The loan was collateralized by all of the assets (receivables, inventory and equipment) of the distributor.  This Distributor had open account receivables of $57,462 as of March 31, 2007.  As of March 31, 2008, we have made an allowance for bad debt equal to the value of this note plus a portion of their overdue account receivable balance.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

John Power, our President, has made other short-term advances to the Company that remained unpaid as of March 31, 2008 in the amount of $7,850.  These advances are uncollateralized and due on demand.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

These related party transactions have not been evaluated for fairness.

Credit Agreement

     In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.  The total value of advances under the credit facility which was credited to Additional paid in capital representing deferred financing fees is $95,270 for the year ended December 31, 2007 and $80,960 for the three months ended March 31, 2008.  The deferred financing fees associated with the advances are being amortized on a straight-line basis over the lives of the advance agreements and $2,456 was charged to the year ended December 31, 2007 and $38,814 was charged to the three months ended March 31, 2008.

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

As of the date of this report, the outstanding balance on this credit line was $290,000 plus accrued interest.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

Future minimum lease payments under this lease are as follows:

Year Ending December 31,

2008	$33,534
2009	$44,712
2010	$44,712

5.     Commitments & Contingencies

A. On December 30, 2005, an unsecured outstanding advance to the Company by an unaffiliated party at that time in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise.  As a result of this uncertainity, we elected to treat the $10,000 as a liability and recorded “Common Stock subject to rescission” in the amount of $10,000 in 2006.   In 2007, we elected to reverse this liability back into shareholder’s equity.  The shares issued are included in our total number of shares outstanding as of March 31, 2008 and December 31, 2007.  However, A contingency exists with respect to this matter, the ultimate resolution of which cannot be determined at this time.

B. Delinquent Taxes & Rent

At March 31, 2008, the Company had outstanding payroll tax liabilities of $34,036. Of these amounts $30,371 are considered delinquent.

The United States Tax and trade Bureau ("TTB"),  and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold.  At March 31, 2008, the Company had alcohol related taxes payable to federal and state taxing authorities of $9,745. California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program.. The detail of those taxes payable is as follows:

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

March 31, 2008
Tax Agency	Due	Delinquent
Internal Revenue Service	$34,036	$ 30,371	PAYROLL TAXES
CA Employment Development Department	$ 5,869	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 8,806	$ 0	EXCISE TAX
CA Board of Equalization	$ 939	$ 0	EXCISE TAX
CA Board of Equalization	$ 3,502	$ 3,184	SALES AND USE TAX
CA Department of Conservation	$30,923	$ 28,291	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 3,770	$ 0	PROPERTY TAXES

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

6..     Common and Preferred Stock:

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

In December, 2007, the Company entered into a Credit Agreement with four individuals providing for a revolving line of credit in the maximum principal amount of $350,000.  The Company agreed to pay a financing fee in the form of 100 shares of common stock for every $1,000 in advances made under the Credit Agreement.     As of the date of this Report, the Company has borrowed $290,000 under the Credit Agreement and has issued an aggregate of 29,000 shares of common stock in December 2007 and 2008 as a financing fee.

Effective January 2008, the Company issued its Convertible Debenture in the principal amount of $30,000 evidencing a portion of its outstanding account payable in favor of its legal counsel.  The Debenture is convertible at the option of the holder into shares of common stock at a conversion price equal to $0.60 per share.

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

Effective March, 2008, the Company granted and issued an aggregate of 8,000 shares of common stock:  4,000 to its President, Mark Simpson; and, 4,000 shares to its Chief Financial Officer of a wholly-owned subsidiary.  The shares were issued for services for the four month period ended March 31, 2008

7.      Income Taxes

The Company has an estimated net operating loss carry forwards of approximately $1,001,563 and $1,029,611 for the years ended December 31, 2007 and December 31, 2006, respectively, to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through 2025, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

8..     Investor Relations Agreement

The Company entered into a 6-month contract effective October 15, 2007 with Red Chip to provide Investor Relations.  The Company paid Red Chip $50,000 cash and 100,000 shares of common stock valued at $110,000 for an aggregate of $160,000 for these services.  As of the date of this report, this agreement had expired.

9.       Equity Incentive Plan:

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  That in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The foregoing options are subject to vesting and become exercisable 50% on the date of grant; 16.67% on July 31, 2007; 16.67% on July 31, 2008; and 16.67% on July 31, 2009, subject to the holder continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.  Options vest over 5 years and the  expense for the quarter ended March 31, 2008 was $3,338.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

The following tables present summarized information about fixed price stock options at March 31, 2008:

Options outstanding at December 31, 2007	350,000
Granted	-
Exercised	-
Forfeitures_
Options outstanding at March 31, 2008	350,000

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Price	Number Exercisable
$0.50	350,000	5 years	$0.50	232,750

The fair value of the options granted in fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	75%
Risk-free interest rate	4.85%

10.       Subsequent Events:

A.

Subsequent to March 31, 2008, John Power, the CEO, and Power Curve, Inc. have made short-term advances to the Company in the amount of $1,950 and $4,900 respectively. The advances are uncollateralized and due on demand.

B.

In December, 2007, the Company entered into a Credit Agreement with four individuals providing for a revolving line of credit in the maximum principal amount of $350,000.   As of the date of this Report, the Company has borrowed $290,000 under the Credit Agreement and has issued an aggregate of 29,000 shares of common stock as a financing fee.  Subsequent to March 31, 2008, $10,000 was borrowed under this credit agreement which is included in the total outstanding amount of $290,000 plus accrued interest.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

          Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996. It specializes in brewing certified organic craft beers.   We face operational challenges as our sales and production levels increase.  The following are the key issues and challenges facing the Company:

*

Sales.  We believe that our minimum level of sales for our operating subsidiary, Butte Creek, to break-even is an average of at least $130,000 per month.  Butte Creek has never achieved this level of sales during a month in its history.  It is critical for us to improve our sales so that we can achieve at least a break-even operating level.  There is no assurance that we will be able to achieve this level of sales, or if we achieve it, that we will be able to maintain it.  Our sales enhancement plan is to (a) introduce new products (b) add new sales territories and (c) increase our penetration in existing territories.  In May 2008, we reduced our full-time employee headcount to 5 people as part of a plan to reduce the level of sales needed to break-even.  As of the date of this report, we have not determined a new sales target to achieve break-even operations.

*

Increase Gross Profit Margin.  In addition, our gross profit margin must be increased to at least 30% of sales.  Our plan is to take advantage of our increased production capacity and increase our production which should lower our average cost per barrel of beer produced. Also, we are trying to improve our product mix with higher margin products including more draft beer sales.  We also are raising our prices for contract brewing.  We raised our prices to certain customers in March 2008 and plan increases to other customers later in 2008.  In May 2008, we reduced our full-time brewery headcount to 2 people and plan to use temporary labor as needed to maintain production. There is no assurance that we will be successful in implementing our plan to increase our gross profit margin.  Many of these strategies have contributed to an improvement in our gross profit margin but have been outweighed by negative contributing factors including rising raw material costs, contract brewing increasing as a percentage of total sales, inventory adjustments and shortages.

*

Control Selling, General & Administrative Expenses.  In addition to raising sales, we must control our expenditures to achieve a break-even operating level. In May 2008, we reduced our selling, general and administrative headcount at our Chico facility as we work towards reducing our expenditures.

*

Working Capital Shortage.  Our history of working capital deficiencies make it difficult to build finished inventory.  We owe delinquent taxes to the IRS and several State agencies.  In addition, we have increased our production capacity and launched new products that will require increased levels of inventory.   One new product, Blue Marble Organic Pilsner, was introduced in the quarter ended March 31, 2008.  Production and sales of this product in the quarter were responsible for large increases of our finished inventory and receivables as of March 31, 2008 which has further strained our limited working capital.

Finally, our ability to maintain our equipment has been challenging with our shortage of working capital.  We also may not have enough working capital to maintain sufficient inventory levels of raw materials, glass and cardboard needed for production at historical levels.   If we are unable to maintain production levels, our sales would decline.

*

Lack of Marketing Materials.  We have very limited marketing budgets and are not competitive with other breweries of our size in the amount and quality of marketing materials needed to support our distribution network.

*

Continued Operating Losses.   Our history of operating losses makes it difficult to raise capital for our working capital needs.   We are developing  key performance indicators to better manage and monitor our business in an attempt to reduce our operating losses.   We also reduced our employee headcount in May 2008.

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

We have outsourced  the location of some of our finished goods  inventory  which is intended to reduce inventory shortages and provide stronger inventory controls.   There is no assurance that we can maintain an outside inventory location.

          Both Golden West and Butte Creek have sustained losses from operations.  Golden West has a working capital deficit which raises substantial doubts about their ability to continue as a going concern. Our audited financial statements have received going concern qualifications from our Independent Registered Public Accounting Firm.

          The following discussion and analysis is for the three month period ended March 31, 2008  and should be read in conjunction with the Notes thereto of Golden West Brewing Company, Inc.

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

Operating and Financial Review and Prospects

Operating Results

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007:

REVENUES.  Gross Revenues were $352,099 for the three months ended March 31, 2008 compared to $311,682 for the comparable 2007 period.  Revenues net of excise taxes (“Net Revenues”) for the three months ended March 31, 2008 were $339,782 an increase of  $42,934 or 14.5% compared to $296,848 in the three months ended March 31, 2007.   The increase in sales was primarily the result of sales of a new product and contract brewing which off-set weakness in our core brands.

COST OF GOODS SOLD Cost of goods sold for three months ended March 31, 2008 was $245,804 or 72.34% of net revenues compared to $228,789 or 77.07% of net sales for the three months ended March 31, 2007.  The improvement in Cost of Goods Sold was attributable to high levels of production during the quarter at our Chico facility which improved our economies of scale on certain production costs.

GROSS PROFIT Gross profit for the three months ended March 31, 2008 was $93,978 or 27.66% of net revenues compared to $68,059 or 22.93% of net revenues for the three months ended March 31, 2007.   The increase in gross profit was the result of higher sales in the quarter and a lower cost of goods sold as compared to the first quarter of 2007.

OPERATING EXPENSES Total operating expenses increased $63,900 or 37% to $237,082 for the three months ended March 31, 2008 compared to $173,182 for three months ended March 31, 2007.  The increase was primarily due to amortization of deferred financing costs.  Components of operating expenses are:

*

Depreciation & Amortization expense was $9,431 for the three months ended March 31, 2008 compared to $8,631 for the three months ended March 31, 2007.  The increase was the result of additional amortization and depreciation due to capital purchases made in 2007.

*

Management compensation was $35,586 for the three months ended March 31, 2008 compared to $24,250 for the three months ended March 31, 2007.  The increase was related to adding a Chief Financial Officer in 2007.

*	Rent expense was unchanged at $11,178 for the three months ended March 31, 2008 compared to for the three months ended March 31, 2007.
*

Selling expenses was $34,542 for the three months ended March 31, 2008 compared to $26,495 for the three months ended March 31, 2007.   The primary increase was regulatory fees for the licensing of new states including Texas and Minnesota.

*	Legal and Accounting expense was $19,582 for the three months ended March 31, 2008 compared to $20,193 for the three months ended March 31, 2007.
*

Stock Based Compensation was $3,338 for the three months ended March 31, 2008 compared to $8,477 for the three months ended March 31, 2007.  The decrease was the result of accelerated vesting of employee options in the prior fiscal years.

*	Amortization of Deferred Finacing Costs was $38,814 in the quarter ended March 31, 2008 compared to zero in the year earlier period.

*

Other General & Administrative Operating Expenses increased $10,653 to $84,611 for the three months ended March 31, 2008 compared to $73,958 for the three months ended March 31, 2007.   The increase was a result of costs associated with launching a new brand in the quarter.   The primary components of this category are insurance, payroll taxes, office expenses and consulting expenses.

OPERATING LOSS.  The operating loss for the three months ended March 31, 2008 increased $37,981 or 36% to $143,104 compared to  to $105,123 for the three months ended March 31, 2007.  The increased operating loss primarily due to a substantial increase in non-cash charges related to the amortization of deferred financing fees associated with our credit facility.

OTHER INCOME & EXPENSE Net other income and expense was $36,653 for the three months ended March 31, 2008 compared to $140,317 for the three months ended March 31, 2007.  The decrease is due to stock warrant financing costs of $122,869 accrued in the first quarter of 2007.

NET LOSS Net loss decreased $65,683 or 27% to $179,757 for the three months ended March 31, 2008 compared to $245,440 for the three months ended March 31, 2007.  The reduced net loss was primarily due to reduced non-cash financing charges in the quarter as compared to 2007.

Liquidity and Capital Resources

         We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

          We have limited commitments, understandings or arrangements for any additional working capital. If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

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

          We had nominal cash and cash equivalents and a working capital deficit of $1,269,037 at March 31, 2008.  All of our long-term debt matures on or before December 31, 2008.  We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations.  There are no assurances that we will be able to secure additional capital to maintain the operations.

Lines of Credit

         The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 15% as of March 31, 2008. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of December 31, 2007 was $23,539.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.

       The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America/MBNA with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of March 31, 2008 was $8,713.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.

Notes Payable

        Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March, 2008.  As of December 31, 2007, the Tiffany Grace note had current maturities of $12,641.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of March 31, 2008, the Power Curve and Lone Oak notes had accrued interest of $3,375 and $446 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006.

        On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of March 31, 2008, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $14,513 and $6,075 respectively.

        As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of March 31, 2008 the note had accrued interest of $4,481.

       The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

       During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of March 31, 2008, these notes had current maturities of $115,000 and $155,000 respectively and had accrued interest of $11,500 and $15,500 respectively.

      John Power, our Chief Executive Officer, made short-term advances to the Company that remained unpaid as of March 31, 2008 in the amount of $7,850.  This advance is uncollateralized and due on demand.

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

Credit Agreement

     In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.   The total value of advances under the credit facility which was credited to Additional paid in capital representing deferred financing fees is $95,270 for the year ended December 31, 2007 and $80,960 for the three months ended March 31, 2008.  The deferred financing fees associated with the advances are being amortized on a straight-line basis over the lives of the advance agreements and $2,456 was charged to the year ended December 31, 2007 and $38,814 was charged to the three months ended March 31, 2008.

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

     As of the date of this report,  the Company has drawn advances under the Credit Agreement in the aggregate amount of $290,000.

Delinquent Taxes & Rent

     At March 31, 2008, the Company had outstanding payroll tax liabilities of $34,036. Of these amounts $30,371 are considered delinquent.  The United States Tax and trade Bureau ("TTB"),  and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold.  At March 31, 2008, the Company had alcohol related taxes payable to federal and state taxing authorities of $9,745.  California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The detail of those taxes payable is as follows:

March 31, 2008
Tax Agency	Due	Delinquent
Internal Revenue Service	$34,036	$ 30,371	PAYROLL TAXES
CA Employment Development Department	$ 5,869	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 8,806	$ 0	EXCISE TAX
CA Board of Equalization	$ 939	$ 0	EXCISE TAX
CA Board of Equalization	$ 3,502	$ 3,184	SALES AND USE TAX
CA Department of Conservation	$30,923	$ 28,291	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 3,770	$ 0	PROPERTY TAXES

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

Recent Accounting Pronouncements

       There were various accounting standards and interpretations issued during 2008, and 2007, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALTITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash and cash equivalents are nominal and do not yield any return.  Our credit facilities are at fixed rates and are not subject to market risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

    Our Principal Executive and Principal Financial Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

OTHER INFORMATION

Item 1.	Legal Proceedings

None, except as previously disclosed.

Item 1A	Risk Factors
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

None, except as previously disclosed.

Item 3.	Defaults Upon Senior Securities

None, except as previously disclosed.

Item 4.	Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5.	Other Information

None, except as previously disclosed.

Item 6.	Exhibits

Exhibits

31	Certification
32	Certification pursuant to 18 U.S.C. Section 1350

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. .

GOLDEN WEST BREWING COMPANY, INC.

Date: May 15, 2008	By: _/s/ John C. Power_____________ John C. Power, Chief Financial Officer, Principal Accounting Officer