Form 10-Q
period 2008-06-30
Golden West Brewing Company, Inc.
filed 2008-08-14
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

As of August 14, 2008, the Registrant had 3,370,000 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Golden West Brewing Company, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007, and its results of operations for the three month and six month periods ended June 30, 2008 and 2007 and its cash flows for the six month periods ended June 30, 2008 and 2007 and the statement of stockholders’ deficit  as of June 30, 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AS OF

Current Assets:	(Unaudited) June 30, 2008	December 31, 2007
Cash and cash equivalents	$ 652	$ 4,684
Accounts receivable, net of allowance for doubtful accounts of $23,876 and 23,849 at June 30, 2008 and December 31, 2007 respectively	226,913	184,014
Inventory (Note 1)	114,385	197,871
Prepaid Expenses	12,600	6,369
Total current assets	354,550	392,938
Fixed Assets:
Property and equipment net of accumulated depreciation of $79,055 and $63,134 at June 30, 2008 and December 31, 2007 , respectively (Note 1)	268,009	277,526
Other Assets:
Intangibles, net of accumulated amortization of $15,511 and $12,339 at June 30, 2008 and December 31, 2007, respectively	20,416	23,588
Deferred financing costs, net of accumulated amortization of $89,383 and $2,456 at June 30, 2008 and December 31, 2007 respectively.	104,677	92,814
Other assets	16,221	14,731
Total other assets	141,314	131,133
Total Assets	$ 763,873	$ 801,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$410,657	$309,887
Accrued expenses	234,413	188,175
Checks issued in excess of funds available	19,309	46,022
Lines of credit payable (Note 2)	32,133	32,602
Advances – related parties	9,000	12,744
Notes payable – other, current portion (Note 2)	70,072	62,664
Notes payable – related party, current portion (Note 2)	1,051,054	161,054
Total current liabilities	1,826,638	813,148
Long-term liabilities:
Note payable – related party, net of current portion (Note 2)	-	725,000
Total long-term liabilities	-	725,000
Total Liabilities	1,826,638	1,538,148
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 9 and 10)
Stockholders’ Deficit:
Preferred Stock, $.0001 par value, 5,000,000 shares authorized, 300,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007	30	30
Common stock, $.0001 par value, 20,000,000 shares authorized, 3,368,500 and 3,335,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007 , respectively	337	334
Additional paid-in capital	1,593,898	1,485,033
Accumulated (deficit)	(2,657,030)	(2,221,948)
Total Stockholders’ Deficit	(1,062,765)	(736,551)
Total Liabilities and Stockholders’ Deficit	$ 763,873	$ 801,597

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007

Revenues	$ 373,390	$ 348,757	$ 725,490	$ 660,439
Less: Excise taxes	(14,026)	(12,533)	(26,344)	(27,367)
Net revenues	359,364	336,224	699,146	633,072

Cost of sales	325,764	270,747	572,136	499,536

Gross profit	33,600	65,477	127,010	133,536

Operating expenses:
Depreciation and amortization	57,636	8,341	105,882	16,972
Legal and accounting	46,133	36,390	65,714	56,583
Management compensation	24,088	30,501	59,674	54,751
Rent	11,178	11,178	22,356	22,356
Stock-based compensation	3,338	13,927	6,676	22,404
Selling expenses	29,907	32,855	64,449	59,349
Other	85,680	64,727	170,580	138,518
Total operating expenses	257,960	197,919	495,331	370,933

Operating (Loss)	(224,360)	(132,442)	(368,321)	(237,397)

Other Income (Expense):
Miscellaneous income	144	801	210	1,233
Equipment Sales - Net	-	-	-	1,612
Loan Fees	(1,750)	-	(10,750)	-
Interest expense	(29,359)	(33,255)	(56,221)	(52,915)
Stock Warrant Financing Cost	-	-	-	(122,869)
Total other (expense)	(30,965)	(32,454)	(66,761)	(172,939)

Net (Loss)	$ (255,325)	$ (164,896)	$ (435,082)	$ (410,336)
Preferred dividends	6,674	-	13,348	-
Net Loss attributable to common shareholders	260,999	(164,896)	(447,430)	(410,336)
Net Loss per share	$ (.08)	$ (.06)	$ (.13)	$ (.15)
Weighted Average Shares Outstanding	3,360,912	2,818,000	3,360,912	2,818,000

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
JUNE 30, 2008 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Balance, December 31, 2006			2,418,000	241	594,845	(1,220,385)	(625,299)

Stock issued for cash at $0.35, March, 2007			400,000	40	129,385		129,425
Stock purchase warrants issued in financing, March, 2007					122,869		122,869
Stock issued for cash at $0.33, July, 2007			282,000	28	93,032		93,060
Stock issued for cash at $0.50, September, 2007			100,000	10	49,990		50,000
Advances converted to Preferred Stock at $0.75, September, 2007	300,000	30			224,970		225,000
Advance and accrued interest converted to stock, September, 2007			15,000	2	9,973		9,975
Paid-in capital related to common stock previously subject to rescission					10,000		10,000
Shares issued for investor relations at $1.10, September, 2007			100,000	10	109.990		110,000
Shares issued for loan fees at $0.70, December, 2007			15,000	2	10,498		10,500
Shares issued for compensation at $0.60, December, 2007			5,000	1	2,999		3,000
Stock-based compensation – options					37,886		37,886
Deferred financing costs on line of credit					95,270		95,270
Dividends on Preferred Stock					(6,674)		(6,674)
Net (Loss) before net dividends	-	-	-	-	-	(1,001,563)	(1,001,563)
Balance, December 31, 2007	300,000	30	3,335,000	334	1,485,033	(2,221,948)	(736,551)

Shares issued for compensation at $0.50, March, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, March, 2008			18,000	1	8,999		9,000
Deferred financing costs on line of credit for three months ended March 31, 2008					80,960		80,960
Shares issued for compensation at $0.50, June, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, June, 2008			3,500		1,750		1,750
Stock-based compensation – options					6,676		6,676
Deferred financing costs on line of credit for three months ended June 30, 2008					17,830		17,830
Dividends on Preferred Stock for six months ended June 30, 2008					(13,348)		(13,348)
Net (Loss) before net dividends	-	-	-	-	-	(435,082)	(435,082)
Balance, June 30, 2008	300,000	30	3,368,500	337	1,593,898	(2,657,030)	(1,062,765)

GOLDEN WEST BREWING COMPANY AND SUBSIDARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net loss attributable to common shareholders	$ (435,082)	$ (410,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,782	14,218
Amortization of intangibles	90,100	2,754
Stock financing costs and loan fees	10,750	122,869
Preferred stock dividends	13,348	-
Stock Option compensation	6,676	22,404
	136,656	162,245
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(42,899)	(80,025)
Inventories	83,486	46,423
Prepaid expenses and other receivables	(6,231)	3,364
Increase (decrease) in:
Checks written in excess of funds available	(26,713)	(6,341)
Accounts payable	100,770	57,669
Accrued Expenses	46,238	15,550
	154,651	36,640
Net cash (used in) operating activities	(143,775)	(211,451)
Cash Flows from Investing Activities:
Equipment deposits
Net Investment in fixed assets	(6,265)	(49,009)
Investment in intangibles and other assets	(38,937)	(19,782)
Advances to related company	-	(40,000)
Net cash (used in) investing activities	(45,202)	(108,791)
Cash Flows from Financing Activities:
Proceeds from Paid-In Capital	16,750	129,425
Net Increase in Advances and Notes Payable	168,195	194,239
Net cash provided by financing activities	184,945	323,664
Decrease in Cash and Cash Equivalents	(4,032)	3,422
Cash and Cash Equivalents, beginning of period	4,684	344
Cash and Cash Equivalents, end of period	$ 652	$ 3,766
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 56,221	$ 52,915

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

Description of Business - Golden West Brewing Company, Inc., a Delaware Corporation, and its wholly-owned California subsidiary Golden West Brewing Company (hereinafter referred to as “The Company” on a consolidated basis) were formed in 2003 for the purpose of acquiring the assets of Butte Creek Brewing Company, LLC ("Butte Creek").  The acquisition of Butte Creek was completed on August 31, 2005.  In June 2008, we formed a new wholly-owned subsidiary in Washington: Golden West Brewing, Inc.    This new subsidiary is inactive and has not commenced any operations but is included in our consolidated statements.

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007 , and its results of operations for the three  and six month periods ended June 30, 2008 and 2007  and its cash flows for the three  and six month periods ended June 30, 2008 and 2007  and the statement of stockholder’s deficit as of June 30, 2008.  The accompanying financial statements should be read in conjunction with the notes thereto filed as a part of the Company's annual report on Form 10-QSB.  All inter-company account balances and transactions are eliminated in consolidation.

Accounts Receivable - Accounts receivable are reported at net realizable value.  The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends and other information.   Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventory - Inventory is stated at the lower-of-average cost or market computed on a first-in first-out basis.  Inventory values as of June 30, 2008 and December 31, 2007 are classified as follows:

Inventory Class	June 30, 2008	December 31, 2007
Finished Product	$18,149	$ 83,338
Manufacturing Materials	85,398	92,451
Goods in Process	9,450	22,082
Advertising Materials	1,388	-
Total	$114,385	$ 197,871

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

Fixed Assets – Fixed assets are valued at historical cost less accumulated depreciation.  Depreciation is computed on a straight-line basis.  Fixed Assets values net of accumulated depreciation as of June 30, 2008 and December 31, 2007  are classified as follows:

Fixed Asset Class	Life	June 30, 2008	December 31, 2007
Manufacturing equipment	5-15 yrs	$ 239,908	$ 246,983
Draft equipment and kegs	5 yrs	9,066	10,950
Vehicles	5 yrs	1,578	1,942
Computers and lab equipment	5 yrs	5,128	5,807
Office furniture and fixtures	5 yrs	529	603
Leasehold improvements	30 yrs	3,020	3,235
Trademarks and domain names	n/a	8,780	8,006
Totals		$ 268,009	$ 277,526

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At June 30, 2008 and December 31, 2007, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

The total value of advances under the credit facility which was credited to Additional paid in capital representing deferred financing fees is $95,270 for the year ended December 31, 2007 and $98,790 for the six months ended June 30, 2008.  The deferred financing fees associated with the advances are being amortized over the lives of the advance agreements and $2,456 was charged to the year ended December 31, 2007 and $86,927 was charged to the six months ended June 30, 2008.

Recent Accounting Pronouncements - There were various accounting standards and interpretations issued during 2007 and 2008, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

Per Share Information - Per share information is computed by dividing the net income or loss, less accrued preferred dividends,  by the weighted average number of shares outstanding during the period.

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

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and was due in full March, 2008.  As of June 30, 2008, the Tiffany Grace note had current maturities of $10,048.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of June 30, 2008, the Power Curve and Lone Oak notes had accrued interest of $4,500 and $694 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of June 30, 2008, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $19,350 and $8,100 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of June 30, 2008 the note had accrued interest of $4,644.

The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of June 30, 2008, these notes had current maturities of $115,000 and $155,000 respectively and had accrued interest of $13,800 and $18,600 respectively.

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

John Power, our President, and Power Curve, Inc., a company controlled by John Power, have made other short-term advances to the Company that remained unpaid as of June 30, 2008 in the amount of $9,000

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  The debenture is unsecured.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is secured by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer.  As of the date of this report, the balance of this note was $10,000 plus accrued interest of $911.

Lines of Credit -The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 15.25% as of December 31, 2007. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek, LLC's Managing Member and our former general manager. The outstanding balance as of June 30, 2008  was $23,559.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 27.98%. The debt on the credit card is uncollateralized

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

but guaranteed by Tom Atmore, Butte Creek, LLC’s managing member and our former general manager. The outstanding balance on June 30, 2008 was $8,574.

Notes Payable June 30, 2008	Current Portion	Long- Term Portion	Accrued Interest	Interest Rate	Maturity Date	Collateralized
Lines of Credit
Bank of America (Atmore)	$ 8,574	-	-	27.98%	Demand	No
Wells Fargo (Atmore)	23,559	-	-	15.25%	Demand	No
TOTAL	$ 32,133	-	-

Notes Payable – Related Parties
Power Curve, Inc. #1	$ 50,000		$ 4,500	9%	Sep., 2008	Yes
Power Curve, Inc. #2	90,000		8,100	9%	Dec., 2008	Yes
Power Curve, Inc. #3	155,000		18,600	8%	Dec., 2008	Yes
John C. Power #1	215,000		19,350	9%	Dec., 2008	Yes
John C. Power #2	115,000		13,800	8%	Dec., 2008	Yes
Credit Facility	315,000		14,495	8%	Dec., 2008	No
Lone Oak Vineyards	11,054		694	9%	Sep., 2008	Yes
Sea Ranch Lodge & Village	100,000	-	12,000	12%	Demand	No
TOTAL	$1,051,054	-	$ 91,539

Notes Payable - Unaffiliated
Tiffany Grace	$10,048	$ -	$ -	9%	Mar., 2008	Yes
B. Detweiller	8,136		4,644	8%	Demand	No
BRK Holdings, LLC	17,950		366	12.246%	Nov., 2008	No
P.Hirschburg	10,000		911	10%	May, 2008	Yes
Dayton Misfeldt Trust	23,937	-	1,077	9%	Dec., 2008	Yes
	$ 70,071	$ -	$ 6,998

3.      Related Party Transactions

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

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and was due in full March, 2008.  As of June 30, 2008, the Tiffany Grace note

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

had current maturities of $10,048.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of June 30, 2008, the Power Curve and Lone Oak notes had accrued interest of $4,500 and $694 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of June 30, 2008, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $19,350 and $8,100 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of June 30, 2008 the note had accrued interest of $4,644.

During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of June 30, 2008, these notes had current maturities of $115,000 and $155,000 respectively and had accrued interest of $13,800 and $18,600 respectively.

In 2006 and 2007, John Power and Power Curve, Inc, made advances to one of our distributors.  This distributor accounted for 12.1 % of gross sales in 2007 and 7.3% of gross sales in the six months ended June 30, 2008.  In March 2007, the Company made a secured loan to the same customer/distributor in the amount of $40,000.  The loan was collateralized by all of the assets (receivables, inventory and equipment) of the distributor.  This Distributor had open account receivables of $73,187 as of June 30, 2008.  As of June 30, 2008, we have made an allowance for bad debt equal to the value of this note plus a portion of their overdue account receivable balance.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

John Power, our President, and Power Curve, Inc. a company controlled by John Power, have made other short-term advances to the Company that remained unpaid as of June 30, 2008 in the amount of $9,000.  These advances are uncollateralized and due on demand.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  The debenture is unsecured.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is secured by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer.  As of the date of this report, the balance on this note was $10,000 plus accrued interest of $911.

These related party transactions have not been evaluated for fairness.

Credit Agreement

     In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.  The total value of advances under the credit facility which was credited to Additional paid in capital representing deferred financing fees is $95,270 for the year ended December 31, 2007 and $98,790 for the six months ended June 30, 2008.  The deferred financing fees associated with the advances are being amortized over the lives of the advance agreements and $2,456 was charged to the year ended December 31, 2007 and $86,927 was charged to the six months ended June 30, 2008.

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

As of the date of this report, the outstanding balance on this credit line was $330,000 plus accrued interest.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

4.     Operating Leases

Effective July 1, 2005, the Company entered into a five year lease for office and warehouse space in Chico, California for Butte Creek. The lease provided for initial monthly rent of $3,150, which increased to $3,726 in July 2006 and is subject to annual increases every year starting in July 2007 based on the Consumer Price Index, and expires in 2010.  A CPI adjustment to the rent was not made in 2007 or 2008.

Future minimum lease payments under this lease are as follows:

Year Ending December 31,

2008	$22,356
2009	$44,712
2010	$44,712

5.     Commitments & Contingencies

A. On December 30, 2005, an unsecured outstanding advance to the Company by an unaffiliated party at that time in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise.  The shares issued are included in our total number of shares outstanding as of June 30, 2008 and December 31, 2007.  However, A contingency exists with respect to this matter, the ultimate resolution of which cannot be determined at this time.

B. Delinquent Taxes & Rent

At June 30, 2008, the Company had outstanding payroll tax liabilities of $33,805. Of these amounts $31,188 are considered delinquent.

The United States Tax and trade Bureau ("TTB"),  and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold.  At June 30, 2008, the Company had alcohol related taxes payable to federal and state taxing authorities of $11,423. California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program.. The detail of those taxes payable is as follows:

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

June 30, 2008
Tax Agency	Due	Delinquent
Internal Revenue Service	$ 33,522	$ 31,188	PAYROLL TAXES
CA Employment Development Department	$ 283	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 10,367	$ 0	EXCISE TAX
CA Board of Equalization	$ 1,980	$ 0	EXCISE AND SALES TAX
CA Department of Conservation	$ 25,598	$ 25,291	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 770	$ 0	PROPERTY TAXES

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

In December, 2007, the Company entered into a Credit Agreement with four individuals providing for a revolving line of credit in the maximum principal amount of $350,000.  The Company agreed to pay a financing fee in the form of 100 shares of common stock for every $1,000 in advances made under the Credit Agreement.     As of the date of this Report, the Company has borrowed $330,000 under the Credit Agreement and has issued an aggregate of 33,000 shares of common stock in December 2007 and 2008 as a financing fee.

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

As of June 30, 2008, the Company granted and issued an aggregate of 14,000 shares of common stock:  7,000 to its President, Mark Simpson; and, 7,000 shares to its Chief Financial Officer of a wholly-owned subsidiary.  The shares were issued for services for the seven months ended June 30, 2008

7.      Income Taxes

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

9.       Equity Incentive Plan:

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  That in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The foregoing options are subject to vesting and become exercisable 50% on the date of grant; 16.67% on July 31, 2007; 16.67% on July 31, 2008; and 16.67% on July 31, 2009, subject to the holder continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.  The expense for the quarter ended June 30, 2008 was $3,338.

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

The following tables present summarized information about fixed price stock options at June 30, 2008:

Options outstanding at December 31, 2007	350,000
Granted	-
Exercised	-
Forfeitures_
Options outstanding at June 30, 2008	350,000

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Price	Number Exercisable
$0.50	350,000	5 years	$0.50	232,750

The fair value of the options granted in fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	75%
Risk-free interest rate	4.85%

10.       Subsequent Events:

A.

Subsequent to June 30, 2008,  Power Curve, Inc. has made short-term advances to the Company in the amount of $3900. The advances are uncollateralized and due on demand.

B.

In December, 2007, the Company entered into a Credit Agreement with four individuals providing for a revolving line of credit in the maximum principal amount of $350,000.   As of the date of this Report, the Company has borrowed $330,000 under the Credit Agreement and has issued an aggregate of 33,000 shares of common stock as a financing fee.  Subsequent to June 30, 2008, $15,000 was borrowed under this credit agreement which is included in the total outstanding amount of $330,000 plus accrued interest.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

          Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996. It specializes in brewing certified organic craft beers.   We face operational challenges as our sales and production levels increase.  The following are the key issues and challenges facing the Company:

*

Sales.  We believe that our minimum level of sales for our operating subsidiary, Butte Creek, to break-even is an average of at least $130,000 per month at a gross margin of 30%.    It is critical for us to improve our sales so that we can achieve at least a break-even operating level.  There is no assurance that we will be able to achieve this level of sales, or if we achieve it, that we will be able to maintain it.  Our sales enhancement plan is to (a) introduce new products (b) add new sales territories and (c) increase our penetration in existing territories.  In May 2008, we reduced our full-time employee headcount to 5 people as part of a plan to reduce the level of sales needed to break-even.  As of the date of this report, we have not determined a new sales target to achieve break-even operations.

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

*

Working Capital Shortage.  Our history of working capital deficiencies make it difficult to build finished inventory.  We owe delinquent taxes to the IRS and several State agencies.  In addition, we have increased our production capacity and launched new products that will require increased levels of inventory.   One new product, Blue Marble Organic Pilsner, was introduced in the quarter ended June 30, 2008.  Production and sales of this product in the quarter were responsible for large decrease of our finished inventory and increase of receivables as of June 30, 2008 which has further strained our limited working capital.

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

          The following discussion and analysis is for the three and six month periods ended June 30, 2008  and should be read in conjunction with the Notes thereto of Golden West Brewing Company, Inc.

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

Operating and Financial Review and Prospects

Operating Results

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007:

REVENUES.  Gross Revenues were $373,390 for the three months ended June 30, 2008 compared to $348,757 for the comparable 2007 period.  Revenues net of excise taxes (“Net Revenues”) for the three months ended June 30, 2008 were $359,364 an increase of  $23,140 or 6.9% compared to $336,224 in the three months ended June 30, 2007.   The increase in sales was primarily the result of sales of a new product and contract brewing which off-set weakness in our core brands.

COST OF GOODS SOLD Cost of goods sold for three months ended June 30, 2008 was $325,764 or 90.7% of net revenues compared to $270,747 or 80.5% of net sales for the three months ended June 30, 2007.  The increase in COGS was due to increases in our raw material costs, primarily inbound freight, malted barley, glass bottles, and cardboard packaging.  We were unable to increase our average sale price of case beer to keep up with the increasing COGS expense.  The relatively large introduction of one new product, Blue Marble Organic Pilsner, also reduced our average selling price.

GROSS PROFIT Gross profit for the three months ended June 30, 2008 was $33,600 or 9.3% of net revenues compared to $65,477 or 19.5% of net revenues for the three months ended June 30, 2007.   We were unable to increase our average selling price of case beer to keep up with the increasing COGS expense.

OPERATING EXPENSES Total operating expenses increased $60,041 or 30.3% to $257,960 for the three months ended June 30, 2008 compared to $197.919 for three months ended June 30, 2007.  The increase was primarily due to amortization of deferred financing costs.  Components of operating expenses are:

*

Depreciation & Amortization expense was $57,636 for the three months ended June 30, 2008 compared to $8,341 for the three months ended June 30, 2007.  The increase was primarily due to deferred financing cost amortization of $48,113.

*

Management compensation was $24,088 for the three months ended June 30, 2008 compared to $30,501 for the three months ended June 30, 2007.  The decrease was related to a reduction of the labor force in May 2008.

*	Rent expense was unchanged at $11,178 for the three months ended June 30, 2008 and the three months ended June 30, 2007.
*	Selling expenses was $29,907 for the three months ended June 30, 2008 compared to $32,855 for the three months ended June 30, 2007. The decrease was due to decreased trade show activity.
*	Legal and Accounting expense was $46,133 for the three months ended June 30, 2008 compared to $36,390 for the three months ended June 30, 2007.
*

Stock Based Compensation was $3,338 for the three months ended June 30, 2008 compared to $13,927 for the three months ended June 30, 2007.  The decrease was the result of accelerated vesting of employee options in the prior fiscal years.

*

Other General & Administrative Operating Expenses increased $20,953 to $85,680 for the three months ended June 30, 2008 compared to $64,727 for the three months ended June 30, 2007.   The increase was a result of costs associated with launching a new brand in the quarter.   The primary components of this category are insurance, payroll taxes, office expenses and consulting expenses.

OPERATING LOSS.  The operating loss for the three months ended June 30, 2008 increased $91,918 or 69.4% to $224,360 compared to $132,442 for the three months ended June 30, 2007.  The increased operating loss primarily due to a substantial increase in non-cash charges related to the amortization of deferred financing fees associated with our lines of credit.

OTHER INCOME & EXPENSE Net other income and expense was $(30,965) for the three months ended June 30, 2008 compared to $(32,454) for the three months ended June 30, 2007.

NET LOSS Net loss increased $90,429 or 54.8% to $25,325 for the three months ended June 30, 2008 compared to $164,896 for the three months ended June 30, 2007.  The increased net loss was due to increased COGS and to amortization of deferred financing costs.

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007:

REVENUES.  Gross Revenues were $725,490 for the six months ended June 30, 2008 compared to $660,439 for the comparable 2007 period.  Revenues net of excise taxes (“Net Revenues”) for the six months ended June 30, 2008 were $699,146 an increase of  $33,074 or 5.2% compared to $633,072 in the six months ended June 30, 2007.   The increase in sales was primarily the result of sales of a new product and contract brewing which off-set weakness in our core brands.

COST OF GOODS SOLD Cost of goods sold for six months ended June 30, 2008 was $572,136 or 81.8% of net revenues compared to $499,536 or 78.9% of net sales for the six months ended June 30,

2007.  The increased Cost of Goods Sold was attributable to increased cost for inbound freight, malted barley, glass bottles, and cardboard packaging,

GROSS PROFIT Gross profit for the six months ended June 30, 2008 was $127,010 or 18.2% of net revenues compared to $133,536 or 21.1% of net revenues for the six months ended June 30, 2007.   The decrease in gross profit was the result of higher cost of goods sold.

OPERATING EXPENSES Total operating expenses increased $124,398 or 33.5% to $495,331 for the six months ended June 30, 2008 compared to $370,933 for six months ended June 30, 2007.  The increase was primarily due to amortization of deferred financing costs.  Components of operating expenses are:

*

Depreciation & Amortization expense was $105,882 for the six months ended June 30, 2008 compared to $16,972 for the six months ended June 30, 2007.  The increase was primarily due to deferred financing cost amortization of $86,927.

*	Management compensation was $59,674 for the six months ended June 30, 2008 compared to $54,751 for the six months ended June 30, 2007. The increase was related to salary increases.
*	Rent expense was unchanged at $22,356 for the six months ended June 30, 2008 and the six months ended June 30, 2007.
*

Selling expenses was $64,449 for the six months ended June 30, 2008 compared to $59,349 for the six months ended June 30, 2007.   The primary increase was regulatory fees for the licensing of new states including Texas and Minnesota.

*	Legal and Accounting expense was $65,714 for the six months ended June 30, 2008 compared to $56,583 for the six months ended June 30, 2007.
*

Stock Based Compensation was $6,676 for the six months ended June 30, 2008 compared to $22,404 for the six months ended June 30, 2007.  The decrease was the result of accelerated vesting of employee options in the prior fiscal years.

*

Other General & Administrative Operating Expenses increased $32,062 to $170,580 for the six months ended June 30, 2008 compared to $138,518 for the six months ended June 30, 2007.  This increase is due to increased management consultant fees and new expenses related to investor relation activities.

OPERATING LOSS.  The operating loss for the six months ended June 30, 2008 increased $130,924 or 55.1% to $368,321 compared to $237,397 for the six months ended June 30, 2007.  The increased operating loss primarily due to a substantial increase in non-cash charges related to the amortization of deferred financing fees associated with our credit facility.

OTHER INCOME & EXPENSE Net other income and expense was $(66,761) for the six months ended June 30, 2008 compared to $(172,939) for the six months ended June 30, 2007.  The decrease is due to stock warrant financing costs of $122,869 accrued in the first quarter of 2007.

NET LOSS Net loss increased $24,746 or 5.8% to $435,082 for the six months ended June 30, 2008 compared to $410,336 for the six months ended June 30, 2007.  The increased net loss was primarily due to reduced non-cash financing charges in the quarter as compared to 2007.

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

           In December, 2007, the Company entered into a Credit Agreement with four individuals providing for a revolving line of credit in the maximum principal amount of $350,000.  The Company agreed to pay a financing fee in the form of 100 shares of common stock for every $1,000 in advances made under the Credit Agreement.  A total of 15,000 shares were issued in 2007 under this agreement.   As of the date of this Report, the Company has borrowed $330,000 under the Credit Agreement and has issued an aggregate of 33,000 shares of common stock as a financing fee.

          We had nominal cash and cash equivalents and a working capital deficit of $1,472,088 at June 30, 2008.  All of our long-term debt matures on or before December 31, 2008.  We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations.  There are no assurances that we will be able to secure additional capital to maintain the operations.

Lines of Credit

         The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 15.25% as of June 30, 2008. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of June 30, 2008 was $23,559.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.

       The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America/MBNA with interest at the rate of 27.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of June 30, 2008 was $8,574.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.

Notes Payable

        Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power);

$50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March, 2008.  As of June 30, 2008 the Tiffany Grace note had current maturities of $10,048.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of June 30, 2008, the Power Curve and Lone Oak notes had accrued interest of $4,500 and $694 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006.

        On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of June 30, 2008, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $19,350 and $8,100 respectively.

        As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of June 30, 2008 the note had accrued interest of $4,643.

       The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

       During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of June 30, 2008, these notes had current maturities of $115,000 and $155,000 respectively and had accrued interest of $13,800 and $18,600 respectively.

       John Power, our President, and Power Curve, Inc. a company controlled by John Power, have made other short-term advances to the Company that remained unpaid as of June 30, 2008 in the amount of $9,000.  These advances are uncollateralized and due on demand.

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

     In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is secured by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer.   As of the date of this report, the balance on this note was $10,000 plus accrued interest.

Credit Agreement

     In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.   The total value of advances under the credit facility which was credited to Additional paid in capital representing deferred financing fees is $95,270 for the year ended December 31, 2007 and $98,790 for the six months ended June 30, 2008.  The deferred financing fees associated with the advances are being amortized over the lives of the advance agreements and $2,456 was charged to the year ended December 31, 2007 and $86,927 was charged to the six months ended June 30, 2008..

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

     As of the date of this report, the Company has drawn advances under the Credit Agreement in the aggregate amount of $330,000.

Delinquent Taxes & Rent

     At June 30, 2008, the Company had outstanding payroll tax liabilities of $33,805. Of these amounts $31,188 are considered delinquent.  The United States Tax and trade Bureau ("TTB"),  and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold.  At June 30, 2008, the Company had alcohol related taxes payable to federal and state taxing authorities of $11,423.  California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The detail of those taxes payable is as follows:

June 30, 2008
Tax Agency	Due	Delinquent
Internal Revenue Service	$ 33,522	$ 31,188	PAYROLL TAXES
CA Employment Development Department	$ 283	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 10,367	$ 0	EXCISE TAX
CA Board of Equalization	$ 1,980	$ 0	EXCISE AND SALES TAX
CA Department of Conservation	$ 25,598	$ 25,291	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 770	$ 0	PROPERTY TAXES

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

1.  In the quarter ended June 30, 2008, we issued to two lenders under the Credit Agreement an aggregate of 3,500 shares of common stock.  Both lenders are “accredited investors” in the meaning of Rule 501(a) of Regulation D.  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements thereof contained in Section 4(2) thereunder.

2.  In the quarter ended June 30, 2008, we issued to two officers of the Company an aggregate of 6,000 shares of common stock.  Both officers are “accredited investors” in the meaning of Rule 501(a) of Regulation D.  The shares were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements thereof contained in Section 4(2) thereunder.

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

GOLDEN WEST BREWING COMPANY, INC.

Date: August 14, 2008	By: /s/ John C. Power_______________ John C. Power, Chief Financial Officer, Principal Accounting Officer