Form 10-Q
period 2008-09-30
Golden West Brewing Company, Inc.
filed 2008-11-19
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from             to __________

Commission file number 000-51808

GOLDEN WEST BREWING COMPANY, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1909408 I.R.S. Employer Identification number

                 945 West 2nd Street, Chico, CA  95928
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

Yes  [  X  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [    ] Accelerated filer [    ]  Non-accelerated filer [   ]  Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [ X ].

As of November 17, 2008, the Registrant had 3,397,225 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Golden West Brewing Company, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, and its results of operations for the three month and nine month periods ended September 30, 2008 and 2007 and its cash flows for the nine month periods ended September 30, 2008 and 2007 and the statement of stockholders’ deficit as of September 30, 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY CONSOLIDATED BALANCE SHEET AS OF

Current Assets:	(Unaudited) September 30, 2008	December 31, 2007
Cash and cash equivalents	$ 5,165	$ 4,684
Accounts receivable, net of allowance for doubtful accounts of $0.00 and 23,849 at September 30, 2008 and December 31, 2007 respectively	40,205	184,014
Inventory (Note 2)	109,767	197,871
Prepaid Expenses	102,290	6,369
Total current assets	257,427	392,938
Fixed Assets:
Property and equipment net of accumulated depreciation of $85,392 and $63,134 at September 30, 2008 and December 31, 2007, respectively (Note 2)	252,626	277,526
Other Assets:
Intangibles, net of accumulated amortization of $17,097 and $12,339 at September 30, 2008 and December 31, 2007, respectively	18,829	23,588
Deferred financing costs, net of accumulated amortization of $144,456 and $2,456 at September 30, 2008 and December 31, 2007, respectively.	56,434	92,814
Other assets	13,837	14,731
Total other assets	89,100	131,133
Total Assets	$ 599,153	$ 801,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$428,158	$309,887
Accrued expenses	265,634	188,175
Checks issued in excess of funds available	10,531	46,022
Lines of credit payable (Note 3)	31,843	32,602
Advances – related parties	-	12,744
Notes payable – other, current portion (Note 3)	68,731	62,664
Notes payable – related party, current portion (Note 3)	1,066,054	161,054
Total current liabilities	1,870,951	813,148
Long-term liabilities:
Note payable – related party, net of current portion (Note 3)	-	725,000
Total long-term liabilities	-	725,000
Total Liabilities	1,870,951	1,538,148
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 9, 10 and 11)
Stockholders’ Deficit:
Preferred Stock, $.0001 par value, 5,000,000 shares authorized, 300,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007.	30	30
Common stock, $.0001 par value, 20,000,000 shares authorized, 3,397,225 and 3,335,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007 , respectively	340	334
Additional paid-in capital	1,605,631	1,485,033
Accumulated (deficit)	(2,877.799)	(2,221,948)
Total Stockholders’ Deficit	(1,271,798)	(736,551)
Total Liabilities and Stockholders’ Deficit	$ 599,153	$ 801,597

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007

Revenues	$ 165,679	$ 284,470	$ 890,458	$ 994,908
Less: Excise taxes	(7,508)	(12,474)	(33,852)	(39,841)
Net revenues	158,171	271,996	856,606	905,067

Cost of sales	172,585	215,222	744,337	714,757

Gross profit (loss)	(14,414)	56,774	112,269	190,310

Operating expenses:
Depreciation and amortization	64,641	11,214	170,523	28,187
Legal and accounting	18,891	16,689	84,605	73,272
Management compensation	17,980	32,088	77,654	86,839
Rent	11,551	11,178	33,907	33,534
Stock-based compensation	3,338	7,741	10,014	30,145
Selling expenses	32,592	28,376	96,714	87,725
Other	70,696	89,808	243,275	228,325
Total operating expenses	219,689	197,094	716,692	568,027

Operating (Loss)	(234,103)	(140,320)	(604,423)	(377,717)

Other Income (Expense):
Miscellaneous income	-	1,405	210	2,638
Bad debt recovery	45,035		45,035
Gain on disposition of fixed assets	1,049	-	1,049	1,612
Loan fees	(1,500)	-	(12,250)	-
Interest expense	(29,251)	(22,156)	(85,472)	(75,071)
Stock warrant financing cost	-	-	-	(122,869)
Total other (expense)	15,333	(20,751)	(51,428)	(193,690)

Net (Loss)	$ (218,770)	$ (161,071)	$ (655,851)	$ (571,407)
Preferred dividends	6,674	-	20,022	-
Net Loss attributable to common shareholders	(225,444)	(161,071)	(675,873)	(571,407)
Net Loss per share	$ (.07)	$ (.05)	$ (.20)	$ (.20)
Weighted Average Shares Outstanding	3,371,162	3,025,167	3,381,164	2,890,936

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SEPTEMBER 30, 2008 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Balance, December 31, 2006			2,418,000	241	594,845	(1,220,385)	(625,299)

Stock issued for cash at $0.35, March, 2007			400,000	40	129,385		129,425
Stock purchase warrants issued in financing, March, 2007					122,869		122,869
Stock issued for cash at $0.33, July, 2007			282,000	28	93,032		93,060
Stock issued for cash at $0.50, September, 2007			100,000	10	49,990		50,000
Advances converted to Preferred Stock at $0.75, September, 2007	300,000	30			224,970		225,000
Advance and accrued interest converted to stock, September, 2007			15,000	2	9,973		9,975
Paid-in capital related to common stock previously subject to rescission					10,000		10,000
Shares issued for investor relations at $1.10, September, 2007			100,000	10	109.990		110,000
Shares issued for loan fees at $0.70, December, 2007			15,000	2	10,498		10,500
Shares issued for compensation at $0.60, December, 2007			5,000	1	2,999		3,000
Stock-based compensation – options					37,886		37,886
Deferred financing costs on line of credit					95,270		95,270
Dividends on Preferred Stock					(6,674)		(6,674)
Net (Loss) before net dividends	-	-	-	-	-	(1,001,563)	(1,001,563)
Balance, December 31, 2007	300,000	30	3,335,000	334	1,485,033	(2,221,948)	(736,551)

Shares issued for compensation at $0.50, March, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, March, 2008			18,000	1	8,999		9,000
Deferred financing costs on line of credit for three months ended March 31, 2008					80,960		80,960
Shares issued for compensation at $0.50, June, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, June, 2008			3,500		1,750		1,750
Deferred financing costs on line of credit for three months ended June 30, 2008					17,830		17,830
Shares issued for trade liability at $.30 per share, September, 2008			21,225	2	6,365		6,367
Shares issued for loan fees at $.25 per share, August, 2008			1,500		375		375
Shares issued for compensation at $.25 per share, August, 2008			6,000	1	1,499		1,500
Stock-based compensation – options					10,014		10,014
Deferred financing costs on line of credit for three months ended September 30, 2008					6,830		6,830
Dividends on Preferred Stock for nine months ended					(20,022)		(20,022)
Net (Loss) before net dividends	-	-	-	-	-	(655,851)	(655,851)
Balance, September 30, 2008	300,000	30	3,397,225	340	1,605,631	(2,877,799)	(1,271,798)

GOLDEN WEST BREWING COMPANY AND SUBSIDARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Unaudited)

	2008	2007
Cash Flows from Operating Activities:
Net loss attributable to common shareholders	$ (675,873)	$ (571,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,764	22,677
Equipment retirement loss	6,356	-
Amortization of intangibles	91,686	5,510
Stock financing costs and loan fees	67,322	122,869
Preferred stock dividends	20,022	-
Stock Option compensation	10,014	30,145
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	143,809	(42,436)
Inventories	88,104	(82,075)
Prepaid expenses and other receivables	(95,921)	10,088
Increase (decrease) in:	-	-
Checks written in excess of funds available	(35,491)	(9,260)
Accounts payable	118,271	68,136
Advances payable – related party	(112,744)	107,500
Accrued Expenses	77,459	(19,555)
Net cash (used in) operating activities	(273,222)	(357,808)
Cash Flows from Investing Activities:
Net Investment in fixed assets	1,136	(29,219)
Investment in intangibles and other assets	-	(11,243)
Advances to related company	-	(40,000)
Net cash provided by (used in) investing activities	1,136	(80,462)
Cash Flows from Financing Activities:
Proceeds from Paid-In Capital	113,774	507,461
Net Increase in Deferred Financing Costs	97,896	-
Net Increase in Advances and Notes Payable	60,897	(29,388)
Net cash provided by financing activities	272,567	478,073
Increase in Cash and Cash Equivalents	481	39,803
Cash and Cash Equivalents, beginning of period	4,684	344
Cash and Cash Equivalents, end of period	5,165	$ 40,147
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 85,472	$ 75,071

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

1.      Nature of Business and Basis of Presentation:

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow from its operations to meet obligations on a timely basis and ultimately to attain profitability. The Company has historically obtained working capital through various equity and debt offerings.  Certain affiliates and insiders have funded the Company’s operations with working capital advances in the past; however, no affiliates, directors, officers or shareholders have committed to fund the Company’s operations or to make loans or other financing arrangements available to the Company.  There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, and its results of operations for the three  and nine month periods ended September 30, 2008 and 2007  and its cash flows for the three  and nine month periods ended September 30, 2008 and 2007  and the statement of stockholder’s deficit as of September 30, 2008.  The accompanying financial statements should be read in conjunction with the notes thereto filed as a part of the Company's annual report on Form 10-KSB.  All inter-company account balances and transactions are eliminated in consolidation.

Description of Business - Golden West Brewing Company, Inc., a Delaware Corporation, and its wholly-owned California subsidiary Golden West Brewing Company (hereinafter referred to as “The Company” on a consolidated basis) were formed in 2003 for the purpose of acquiring Butte Creek Brewing Company, LLC ("Butte Creek").  The acquisition of Butte Creek was completed on August 31, 2005.    In June 2008, we formed a new wholly-owned subsidiary in Washington: Golden West Brewing, Inc.    This new subsidiary was inactive and had not commenced any operations during the period ended September 30, 2008 but is included in our consolidated financial statements.

2.  Significant Accounting Policies

Accounts Receivable - Accounts receivable are reported at net realizable value.  The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends and other information.   Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

Inventory - Inventory is stated at the lower-of-average cost or market computed on a first-in first-out basis.  Inventory values as of September 30, 2008 and December 31, 2007 are classified as follows:

Inventory Class	September 30, 2008	December 31, 2007
Finished product	$20,826	$ 83,338
Manufacturing materials	68,827	92,451
Goods in process	18,113	22,082
Advertising materials and supplies	2,001	-
Total	$109,767	$ 197,871

Fixed Assets – Fixed assets are valued at historical cost less accumulated depreciation.  Depreciation is computed on a straight-line basis.  Fixed Assets values net of accumulated depreciation as of September 30, 2008 and December 31, 2007 are classified as follows:

Fixed Asset Class	Life	September 30, 2008	December 31, 2007
Manufacturing equipment	5-15 yrs	$ 227,177	$ 246,983
Draft equipment and kegs	5 yrs	8,125	10,950
Vehicles	5 yrs	1,396	1,942
Computers and lab equipment	5 yrs	4,788	5,807
Office furniture and fixtures	5 yrs	493	603
Leasehold improvements	30 yrs	2,912	3,235
Trademarks and domain names	n/a	7,735	8,006
Totals		$ 252,626	$ 277,526

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

September 30, 2008 and December 31, 2007, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

3.     Advances and Notes Payable:

On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  The advance continued to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006 and had accrued interest as of September 30, 2007 of $1,225.  On September 30, 2007 the balance of the advance plus accrued interest totaling $9,975 was converted to 15,000 shares of common stock.  As of September 30, 2008, the balance was $0.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and was due in full March, 2008.  As of September 30, 2008, the Tiffany Grace note had current maturities of $8,708.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of September 30, 2008, the Power Curve and Lone Oak notes had accrued interest of $5,625 and $943 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of September 30, 2008, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $24,187 and $10,125 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of September 30, 2008 the note had accrued interest of $4,806.

The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of September 30,

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

2008, these notes had current maturities of $115,000 and $155,000 respectively and had accrued interest of $16,100 and $21,700 respectively.

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

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is secured by a UCC security interest against the Company’s inventory and accounts receivable associated with its  Blue Marble Organic Pilsner brand.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer.  As of September 30,2008, the balance of this note was $10,000 plus accrued interest of $1,167.

Lines of Credit -The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 15.25% as of December 31, 2007. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek, LLC's Managing Member and our former general manager. The outstanding balance as of September 30, 2008 was $23,541.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 27.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek, LLC’s managing member and our former general manager. The outstanding balance on September 30, 2008 was $8,302.

Notes Payable September 30, 2008	Current Portion	Long- Term Portion	Accrued Interest	Interest Rate	Maturity Date	Collateralized
Lines of Credit
Bank of America (Atmore)	$ 8,302	-	-	27.98%	Demand	No
Wells Fargo (Atmore)	23,541	-	-	15.25%	Demand	No
TOTAL	$ 31,843	-	-

Notes Payable – Related Parties
Power Curve, Inc. #1	$ 50,000		$ 5,625	9%	Sep., 2008	Yes
Power Curve, Inc. #2	90,000		10,125	9%	Dec., 2008	Yes
Power Curve, Inc. #3	155,000		21,700	8%	Dec., 2008	Yes
John C. Power #1	215,000		24,187	9%	Dec., 2008	Yes
John C. Power #2	115,000		16,100	8%	Dec., 2008	Yes
Credit Facility	330,000		20,971	8%	Dec., 2008	No
Lone Oak Vineyards	11,054		943	9%	Sep., 2008	Yes
Sea Ranch Lodge & Village	100,000	-	15,000	12%	Demand	No
TOTAL	$1,066,054	-	$ 114,651

Notes Payable - Unaffiliated
Tiffany Grace	$8,708	$ -	$ -	9%	Mar., 2008	Yes
B. Detweiller	8,136		4,806	8%	Demand	No
BRK Holdings, LLC	17,950		916	12.246%	Nov., 2008	No
P.Hirschburg	10,000		1,167	10%	May, 2008	Yes
Dayton Misfeldt Trust	23,937	-	1,616	9%	Dec., 2008	Yes
	$ 68,731	$ -	$ 8,505

4.      Related Party Transactions

On November 1, 2004, J. Andrew Moorer, a former Director of the Company, made an uncollateralized advance of $8,750.  The advance continued to be uncollateralized and due on demand.  This advance started to accrue interest at 8% on January 1, 2006 and had accrued interest as of September 30, 2007 of $1,225.  On September 30, 2007 the balance of the advance plus accrued interest totaling $9,975 was converted to 15,000 shares of common stock.  As of September 30, 2008, the balance was $0.

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and was due in full March, 2008.  As of September 30, 2008, the Tiffany Grace note had current maturities of $8,708.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of September 30, 2008, the Power Curve and Lone Oak notes had accrued interest of $5,625 and $943 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of September 30, 2008, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $24,187 and $10,125 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of September 30, 2008 the note had accrued interest of $4,806.

During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of September 30, 2008, these notes had current maturities of $115,000 and $155,000 respectively and had accrued interest of $16,100 and $21,700 respectively.

In 2006 and 2007, John Power and Power Curve, Inc, made advances to one of our distributors.  This distributor accounted for 12.1 % of gross sales in 2007 and 7.3% of gross sales in the nine months ended September 30, 2008.  In March 2007, the Company made a secured loan to the same customer/distributor in the amount of $40,000.  The loan was collateralized by all of the assets (receivables, inventory and equipment) of the distributor.  In September 2008, the company received $22,959.45 as full settlement of this promissory note.   This Distributor had open account receivables of $0  as of September 30, 2008.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

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

John Power, our President, and Power Curve, Inc. a company controlled by John Power, have made other short-term advances to the Company that remained unpaid as of September 30, 2008 in the amount of $9,000.  These advances are uncollateralized and due on demand.

Effective December 1, 2007, the Company entered into an employment agreement with its President, Mark Simpson, providing for the issuance to Mr. Simpson of an aggregate of 1,000 shares per month of the Company’s common stock as compensation for his services as President.  Concurrently, the Company also entered into a consulting agreement with Artisan Food and Beverage Group, Inc., a company owned and controlled by Mr. Simpson, providing for the provision of consultation services

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

to the Company in consideration of a consulting fee in the amount of $4,500 per month.  The consulting agreement terminates on December 31, 2008.

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

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is secured by a UCC security interest against the Company’s inventory and accounts receivable associated with  its  Blue Marble Organic Pilsner brand.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer.  As of September 30, 2008,  the balance on this note was $10,000 plus accrued interest of $1,167.

These related party transactions have not been evaluated for fairness.

Credit Agreement

     In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.  The total value of advances under the credit facility which was credited to Additional paid in capital representing deferred financing fees is $95,270 for the year ended December 31, 2007 and $105,620 for the nine months ended September 30, 2008.  The deferred financing fees associated with the advances are being amortized over the lives of the advance agreements and $2,456 was charged to the year ended December 31, 2007 and 142,000 was charged to the nine months ended September 30, 2008.

The Company has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.  The credit agreement is secured by a senior lien and security interest in the Company’s tangible and intangible assets.  The lenders under

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

the credit agreement are John C. Power, John Gibbs, Stephen Calandrella and Clifford L. Neuman, the Company’s legal counsel.

As of September 30, 2008, the outstanding balance on this credit line was $330,000 plus accrued interest.

5.     Operating Leases

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

Future minimum lease payments under this lease are as follows:

Year Ending December 31,

2008	$11,178
2009	$44,712
2010	$44,712

6.     Commitments & Contingencies

A. On December 30, 2005, an unsecured outstanding advance to the Company by an unaffiliated party at that time in the amount of $10,000 was converted into 40,000 shares of common stock. In February 2006, the Company was notified by the SEC that this conversion of $10,000 into 40,000 shares of common stock to an unaffiliated third party might have been a violation of Section 5 of the Securities Act of 1933 (the "33 Act"). While Management disagrees with this view, if it is determined that this transaction constituted a primary offering by or on behalf of the Company in violation of Section 5 of the 33 Act, then the Company may be subject to remedial sanctions. Such sanctions may include the payment of disgorgement, prejudgment interest and civil or criminal penalties. Management of the Company is not aware of any pending claims for sanctions against it based on Section 5 of the 33 Act, and intends to vigorously defend against any such claims if they arise.  The shares issued are included in our total number of shares outstanding as of September 30, 2008 and December 31, 2007.  However, A contingency exists with respect to this matter, the ultimate resolution of which cannot be determined at this time.

B. Delinquent Taxes & Rent

At September 30, 2008, the Company had outstanding payroll tax liabilities of $29,242. Of these amounts $26,508 are considered delinquent.

The United States Tax and trade Bureau ("TTB"), and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold.  At September 30, 2008, the Company had alcohol related taxes payable to federal and state taxing authorities of $6,467. California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

through the California Department of Conservation and refunded through the State's recycling program.. The detail of those taxes payable is as follows:

September 30, 2008
Tax Agency	Due	Delinquent
Internal Revenue Service	$ 28,951	$ 26,508	PAYROLL TAXES
CA Employment Development Department	$ 291	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 4,491	$ 0	EXCISE TAX
CA Board of Equalization	$ 2,215	$ 0	EXCISE AND SALES TAX
CA Department of Conservation	$ 24,672	$ 24,365	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 3,452	$ 0	PROPERTY TAXES

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

7.     Common and Preferred Stock:

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

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

In December, 2007, the Company entered into a Credit Agreement with four individuals providing for a revolving line of credit in the maximum principal amount of $350,000.  The Company agreed to pay a financing fee in the form of 100 shares of common stock for every $1,000 in advances made under the Credit Agreement.   As of September 30, 2008, the Company has borrowed $330,000 under the Credit Agreement and has issued an aggregate of 33,000 shares of common stock in December 2007 and 2008 as financing fees.

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

As of September 30, 2008, the Company granted and issued an aggregate of 20,000 shares of common stock:  10,000 to its President, Mark Simpson; and, 10,000 shares to its Chief Financial Officer of a wholly-owned subsidiary.  The shares were issued for services in December 2007 and the nine months ended September 30, 2008.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

8.      Income Taxes

The Company has an estimated net operating loss carry forward of approximately $1,001,563 and $1,029,611 for the years ended December 31, 2007 and December 31, 2006, respectively, to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through 2025, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

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

9.     Investor Relations Agreement

The Company entered into a 6-month contract effective October 15, 2007 with Red Chip to provide Investor Relations.  The Company paid Red Chip $50,000 cash and 100,000 shares of common stock valued at $110,000 for an aggregate of $160,000 for these services.  As of September 30, 2008, this agreement had expired.

10.       Equity Incentive Plan:

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  That in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The foregoing options are subject to vesting and become exercisable 50% on the

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

date of grant; 16.67% on July 31, 2007; 16.67% on July 31, 2008; and 16.67% on July 31, 2009, subject to the holder continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.  Options vest over 5 years and the expense for the quarter ended September 30, 2008 was $3,338.

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

The following tables present summarized information about fixed price stock options at September 30, 2008:

Options outstanding at December 31, 2007	350,000
Granted	-
Exercised	-
Forfeitures
Options outstanding at September 30, 2008	350,000

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Price	Number Exercisable
$0.50	350,000	5 years	$0.50	232,750

The fair value of the options granted in fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	75%
Risk-free interest rate	4.85%

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2008 (UNAUDITED)

11.       Subsequent Events:

A.

Subsequent to September 30, 2008,   Power Curve, Inc. has made short-term advances to the Company in the amounts of $11,420. The advances are uncollateralized and due on demand.

B.

On November 14, 2008,  a principal shareholder that owns over 10% of our common stock agreed to loan  our wholly-owned subsidiary ,Golden West Brewing, Inc., a Washington corporation,  a maximum of $200,000. The loan will be secured by all of the assets and 100% of the stock of our Washington subsidiary.   The loan may also be converted into common stock at $0.10 at the shareholder’s sole discretion.  The proceeds are intended to fund the purchase of speculative marketable securities.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996. It specializes in brewing certified organic craft beers.  In June 2008, we formed a new wholly-owned subsidiary in Washington: Golden West Brewing, Inc. This new subsidiary was inactive and has not commenced any operations for periods ended September 30, 2008 but is included in our consolidated financial statements.    The following are the key issues and challenges facing the Company:

*

Sales.  We believe that our minimum level of sales for our operating subsidiary, Butte Creek, to break-even is an average of at least $130,000 per month.  Butte Creek has never achieved this level of sales during a month in its history.  It is critical for us to improve our sales so that we can achieve at least a break-even operating level.  There is no assurance that we will be able to achieve this level of sales, or if we achieve it, that we will be able to maintain it.  If adequate working capital can be secured,  In May 2008, we reduced our full-time employee headcount to 5 people as part of a plan to reduce the level of sales needed to break-even.  As of the date of this report, we have not determined a new sales target to achieve break-even operations.

*

Increase Gross Profit Margin.  In addition, our gross profit margin must be increased to at least 30% of sales.  Our plan is to take advantage of our increased production capacity and increase our production which should lower our average cost per barrel of beer produced. Also, we are trying to improve our product mix with higher margin products including more draft beer sales.    We raised our prices to certain customers in October 2008 and plan increases to other customers in early 2009.  In May 2008, we reduced our full-time production headcount to 2 people and plan to use temporary labor as needed to maintain production. Many of these strategies have contributed to an improvement in our gross profit margin but have been outweighed by negative contributing factors including rising raw material costs, product loss, contract brewing decreases as a percentage of total sales, inventory adjustments and shortages.  We are considering ceasing production at our Chico, California facility and outsourcing our production to a 3rd party brewery site.   There is no assurance that we will find a suitable 3rd party site or have the resources to brew our beer at an alternative site.  We believe a 3rd party production site would reduce our cost of goods sold and increase our gross profit margin. There is no assurance that we will be successful in implementing our plan to increase our gross profit margin.

*

Control Selling, General & Administrative Expenses.  In addition to raising sales, we must control our expenditures to achieve a break-even operating level. In May 2008, we reduced our selling, general and administrative headcount at our Chico facility as we work towards reducing our expenditures.

*

Working Capital Shortage.  Our history of working capital deficiencies make it difficult to build finished inventory.  We owe delinquent taxes to the IRS and several State agencies.  Finally, our ability to maintain our equipment has been challenging with our shortage of working capital.  We also may not have enough working capital to maintain sufficient inventory levels of raw materials, glass and cardboard needed for production at historical levels.   Because we have been unable to maintain production levels, our sales have declined.

We have curtailed production due to lack of working capital and may be forced to cease production.  There is no assurance that we will have the resources to continue production.

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

The Company is actively pursuing the potential divestiture of its wholly-owned subsidiary (Golden West Brewing Company – California).   This subsidiary has a substantial shareholder’s deficit.  There is no assurance that we can divest this subsidiary.   The Company is also exploring strategic alternatives to maximize shareholder value.

The following discussion and analysis is for the three month period ended September 30, 2008  and should be read in conjunction with the Notes thereto of Golden West Brewing Company, Inc.

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

Operating and Financial Review and Prospects

Operating Results

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007:

REVENUES.  Gross Revenues were $165,679 for the three months ended September 30, 2008 compared to $284,470 for the comparable 2007 period.  Revenues net of excise taxes (“Net Revenues”) for the three months ended September 30, 2008 were $158,171 a decrease of  $113,825 or41.9% compared to $271,996 in the three months ended September 30, 2007.   The decrease in sales was primarily the result of an ineffective sales effort and lack of working capital to produce our core brands and contract brew for customers.

COST OF GOODS SOLD Cost of goods sold for three months ended September 30, 2008 was $172,585 or 109.1% of net revenues compared to $215,222 or 79.1% of net sales for the three months ended September 30, 2007.  The increase in COGS was due to increases in our raw material costs, primarily inbound freight, malted barley, glass bottles, cardboard packaging and a onetime charge for product contamination of $28,889.  We were unable to increase our average sale price of case beer to keep up with the increasing COGS expense.  COGS for the period included a onetime charge for product contamination loss of $28,889.

GROSS PROFIT Gross profit for the three months ended September 30, 2008 decreased $71,189 to a negative $14,414 or (8.4)% of net revenues compared to $56,774 or 20.9% of net revenues for the three months ended September 30, 2007.   We were unable to increase our average selling price of case beer to keep up with the increasing COGS expense   We also recorded a product contamination expense of $28,889 in the quarter..

OPERATING EXPENSES Total operating expenses increased $22,595 or 11.5% to $219,689 for the three months ended September 30, 2008 compared to $197,094 for three months ended September 30, 2007.  Components of operating expenses are:

*

Depreciation & Amortization expense was $64,641 for the three months ended September 30, 2008 compared to $11,214 for the three months ended September 30, 2007.  The increase was primarily due to deferred financing cost amortization of $55,073.

*

Management compensation was $17,980 for the three months ended September 30, 2008 compared to $32,088 for the three months ended September 30, 2007.  The decrease was related to a reduction of the labor force in May 2008.

*	Rent expense was $11,551 for the three months ended September 30, 2008 compared to $11,178 for the three months ended September 30, 2007.
*

Selling expenses was $32,592 for the three months ended September 30, 2008 compared to $28,376 for the three months ended September 30, 2007.   The increase was due primarily to commissions paid to independent contractors.

*	Legal and Accounting expense was $18,891 for the three months ended September 30, 2008 compared to $16,689 for the three months ended September 30, 2007.
*

Stock Based Compensation was $3,338 for the three months ended September 30, 2008 compared to $7,741 for the three months ended September 30, 2007.  The decrease was the result of accelerated vesting of employee options in the prior fiscal years.

*

Other General & Administrative Operating Expenses decreased $19,112 to $70,696 for the three months ended September 30, 2008 compared to $89,808 for the three months ended September 30, 2007.   The decrease was a result of decreases in health, worker’s compensation, and commercial insurance expenses, consulting fees, and utilities.    Increased investor relations expenses in 2008 of $21,220 associated with investor relations were offset by decreased design expenses in 2007 of $26,743 related to the 2007 rebranding effort.  The primary components of this category are insurance, payroll taxes, office expenses and consulting expenses.

OPERATING LOSS.  The operating loss for the three months ended September 30, 2008 increased $64,894 or 46.2% to $205,214 compared to $140,320 for the three months ended September 30, 2007.  The increase was due primarily from a reduced gross margin associated with a lack of working capital, and a substantial increase in non-cash charges related to the amortization of deferred financing fees associated with our lines of credit.

OTHER INCOME & EXPENSE.  Net other income and expense was $15,333 for the three months ended September 30, 2008 compared to $(20,751) for the three months ended September 30, 2007.  Net income for the three months ended September 30, 2008 included Bad Debt Collections of $45,035 and the gain on the sale of a trademark for $7,405.  Net Expense for the three months ended September 30, 2008 included equipment retirement of $6,356, and interest and loan expenses of $30,751.

NET LOSS.  Net loss increased $57,699 or 35.8% to $218,770 for the three months ended September 30, 2008 compared to $161,071 for the three months ended September 30, 2007.  The increased net loss was due to reduced gross margin associated with a lack of working capital, commissions, amortization of deferred financing costs, and interest and loan expenses.

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007:

REVENUES.  Gross Revenues were $890,458 for the nine months ended September 30, 2008 compared to $944,908 for the comparable 2007 period.  Revenues net of excise taxes (“Net Revenues”) for the nine months ended September 30, 2008 were $856,606 an decrease of  $48,461 or 5.4% compared to $905,067 in the nine months ended September 30, 2007.   The decrease in sales was primarily the result of out-of-stock or our core brands due to a lack of working capital and a product contamination issue in the quarter.

COST OF GOODS SOLD Cost of goods sold for nine months ended September 30, 2008 was $744,337 or 86.9% of net revenues compared to $714,757 or 79.0% of net sales for the nine months ended September 30, 2007.  The increased Cost of Goods Sold was attributable to increased cost for inbound freight, malted barley, glass bottles, cardboard packaging and a onetime charge for product contamination loss of $28,889.

GROSS PROFIT Gross profit for the nine months ended September 30, 2008 was $112,269 or 13.1% of net revenues compared to $190,310 or 21.0% of net revenues for the nine months ended September 30, 2007.   The decrease in gross profit was the result of higher cost of goods sold and the onetime charge for product contamination.

OPERATING EXPENSES Total operating expenses increased $148,665 or 26.2% to $716,692 for the nine months ended September 30, 2008 compared to $568,027 for nine months ended September 30, 2007.  Components of operating expenses are:

*

Depreciation & Amortization expense was $170,523 for the nine months ended September 30, 2008 compared to $28,187 for the nine months ended September 30, 2007.  The increase was primarily due to deferred financing cost amortization of $142,000.

*

Management compensation was $77,654 for the nine months ended September 30, 2008 compared to $86,839 for the nine months ended September 30, 2007.  The decrease was related to a reduction of the labor force in May 2008.

*	Rent expense was $33,907 for the nine months ended September 30, 2008 compared to $33,534 for the nine months ended September 30, 2007.
*

Selling expenses was $96,714 for the nine months ended September 30, 2008 compared to $87,725 for the nine months ended September 30, 2007.   The primary increase was regulatory fees for the licensing of new states.

*	Legal and Accounting expense was $84,605 for the nine months ended September 30, 2008 compared to $73,272 for the nine months ended September 30, 2007.

*

Stock Based Compensation was $10,014 for the nine months ended September 30, 2008 compared to $30,145 for the nine months ended September 30, 2007.  The decrease was the result of accelerated vesting of employee options in the prior fiscal years.

*

Other General & Administrative Operating Expenses increased $20,850 to $243,275 for the nine months ended September 30, 2008 compared to $228,325  for the nine months ended September 30, 2007.  This increase is due to increased management consultant fees and new expenses related to investor relation activities.

OPERATING LOSS.  The operating loss for the nine months ended September 30, 2008 increased $197,817 or 52.4% to $575,534 compared to $377,717 for the nine months ended September 30, 2007.  The increased operating loss primarily due to a substantial increase in non-cash charges related to the amortization of deferred financing fees associated with our credit facility.

OTHER INCOME & EXPENSE Net other income and expense was $(51,428) for the nine months ended September 30, 2008 compared to $(193,690) for the nine months ended September 30, 2007.   The decrease is due to stock warrant financing costs of $122,869 expensed in the first quarter of 2007 and the collection of bad debts in the current period.

NET LOSS Net loss increased $84,444 or 14.8% to $655,851 for the nine months ended September 30, 2008 compared to $571,407 for the nine months ended September 30, 2007.  The increased net loss was primarily due to amortization of deferred financing fees associated with our credit facility and a reduction of sales and gross margin due to our working capital shortages.

Liquidity and Capital Resources

We do not currently have a solution to our current working capital deficit.

We have limited commitments, understandings or arrangements for any additional working capital. If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

In December, 2007, the Company entered into a Credit Agreement with four individuals providing for a revolving line of credit in the maximum principal amount of $350,000.  The Company agreed to pay a financing fee in the form of 100 shares of common stock for every $1,000 in advances made under the Credit Agreement.  A total of 15,000 shares were issued in 2007 under this agreement.   As of the date of this Report, the Company has borrowed $330,000 under the Credit Agreement and has issued an aggregate of 33,000 shares of common stock as  financing fees.

We had nominal cash and cash equivalents and a working capital deficit of $1,472,088 at September 30, 2008.  All of our long-term debt matures on or before December 31, 2008.  We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations.  There are no assurances that we will be able to secure additional capital to maintain the operations.

The Company is actively pursuing the potential divestiture of its wholly-owned subsidiary (Golden West Brewing Company – California).   This subsidiary has a substantial shareholder’s deficit.  There is no assurance that we can divest this subsidiary.   The Company is also exploring strategic alternatives to maximize shareholder value.

Lines of Credit

The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 15.25% as of September 30, 2008. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of September 30, 2008 was $23,540.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America/MBNA with interest at the rate of 27.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of September 30, 2008 was $8,302.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.

Notes Payable

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and was due in full March, 2008.  As of September 30, 2008, the Tiffany Grace note had current maturities of $8,708.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of September 30, 2008, the Power Curve and Lone Oak notes had accrued interest of $5,625 and $943 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of September 30, 2008, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $24,187 and $10,125 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of September 30, 2008 the note had accrued interest of $4,806.

The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

During the twelve months ended December 31, 2006, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2006, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of September 30, 2008, these notes had current maturities of $115,000 and $155,000 respectively and had accrued interest of $16,100 and $21,700 respectively.

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

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is secured by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer.   As of September 30, 2008, the balance on this note was $10,000 plus accrued interest of $1,167.

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.   The total value of advances under the credit facility which was credited to Additional paid in capital representing deferred financing fees is $95,270 for the year ended December 31, 2007 and $105,620 for the nine months ended September 30, 2008.  The deferred financing fees associated with the advances are being amortized over the lives of the advance agreements and $2,456 was charged to the year ended December 31, 2007 and $142,000 was charged to the nine months ended September 30, 2008..

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

As of September 30, 2008, the Company has drawn advances under the Credit Agreement in the aggregate amount of $330,000 plus accrued interest.

Delinquent Taxes & Rent

At September 30, 2008, the Company had outstanding payroll tax liabilities of $29,242. Of these amounts $26,508 are considered delinquent.  The United States Tax and trade Bureau ("TTB"),  and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold.  At September 30, 2008, the Company had alcohol related taxes payable to federal and state taxing authorities of $6,467.  California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The detail of those taxes payable is as follows:

September 30, 2008
Tax Agency	Due	Delinquent
Internal Revenue Service	$ 28,951	$ 26,508	PAYROLL TAXES
CA Employment Development Department	$ 291	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 4,491	$ 0	EXCISE TAX
CA Board of Equalization	$ 2,215	$ 0	EXCISE AND SALES TAX
CA Department of Conservation	$ 24,672	$ 24,365	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 3,452	$ 0	PROPERTY TAXES

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

1.

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Golden West Brewing Company, Inc., a Delaware corporation (the "Company"), completed in September, 2008:

     a.  In September, 2008, the Company issued an aggregate of 21,225 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) valued at $0.30 per share in consideration of a settlement for a trade liability in the amount of $6,367.50.

b. The shares were issued to three persons. The shares issued were “restricted securities” under the Securities Act.

c. The Company paid no fees or commissions in connection with the issuance of the Shares.

     d.  The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder. The Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the trade creditors obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e. Not applicable

f. Not applicable.

2.

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Golden West Brewing Company, Inc., a Delaware corporation (the "Company"), completed in the three months ending September 30, 2008:

     a.  During the three months ended  September, 2008, the Company issued an aggregate of 12,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) valued at $0.25 per share in consideration of services provided by the Company’s executive officers.

     b.  The shares were issued to two persons who qualified as  "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were “restricted securities” under the Securities Act.

c. The Company paid no fees or commissions in connection with the issuance of the Shares.

     d.  The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investor qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the executive officers obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e. Not applicable

f. Not applicable.

3.

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Golden West Brewing Company, Inc., a Delaware corporation (the "Company"), completed in the nine months ending September 30, 2008:

     a.  During the nine months ended  September, 2008, the Company issued an aggregate of 23,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) valued at $0.25 per share in consideration of financing fees for draws under our credit facility.

     b.  The shares were issued to four persons each of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the "Securities Act").    The shares issued were “restricted securities” under the Securities Act.

c. The Company paid no fees or commissions in connection with the issuance of the Shares.

     d.  The sale of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder.  The investors each qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believed that the accredited investors obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e. Not applicable

f. Not applicable.

Item 3.	Defaults Upon Senior Securities

The Company is currently in default under the following commitments:

1.

Promissory Notes in favor of Power Curve, Inc. ($50,000 plus $5,625 in interest), Lone Oak Vineyards, Inc. ($25,000; current balance of $11,054 plus $943 in interest), Tiffany Grace ($25,000; current balance of $8,708) and the Dayton Misfeldt Trust ($25,000) which are secured by a senior lien on all tangible and intangible assets of Golden West Brewing Company, a California corporation.

2.

Promissory Note in favor of Peter Hirschburg  in the outstanding principal amount of $10,000 plus $1,167 in interest due, secured by inventory and accounts receivable associated with our Blue Marble Organic Pilsner.

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

GOLDEN WEST BREWING COMPANY, INC.

Date: November 19, 2008	By: _/s/ John C. Power____ John C. Power, Chief Financial Officer, Principal Accounting Officer