Form 10-K
period 2008-12-31
Golden West Brewing Company, Inc.
filed 2009-04-14
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

[___] Yes  [__x_] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the  Act. [____]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x  ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained,  to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company..  See definition of “large accelerated filer”, “accelerated filer” and ”smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]  No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2009, was $132,276..

The number of shares outstanding of the registrant’s common stock, as of March 31, 2009, are 3,404,525.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes

Exhibits

See Part IV, Item 15.

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

       Although we believe that any forward-looking statements we make in this report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, include:

*	Changes in general economic and business conditions effecting the craft/microbrew industries;

*	Developments that make our products less competitive;

*	Changes in our business strategies including our conversion to a contract brewer;

*	The level of demand for our products; and

*	Availability of sufficient working capital.

       In light of the significant uncertainties inherent in the forward-looking statements made in this report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

       We were formed to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC, a California limited liability company.  We completed the acquisition of Butte Creek on August 31, 2005.   We currently are a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which was formed to complete the acquisition and since the acquisition has been operating as Butte Creek Brewing Company.  In 2008, we formed a wholly-owned subsidiary in Washington, Golden West Brewing, Inc., which was formed to make an acquisition that did not materialize.   We have utilized this subsidiary to make speculative investments in marketable securities.   In January 2009, we formed a 99% owned Delaware subsidiary of Golden West Brewing Company (California), Butte Creek Brands, LLC which has entered into a three (3) year contract brewing agreement with Mendocino Brewing Company.

       Butte Creek has operated as a premier regional craft brewery in Chico, California since 1996.   In January 2009, we discontinued brewing and packaging at our Chico, California brewery and outsourced our brewing under a three (3) year contract brewing agreement with Mendocino Brewing Company in Ukiah, California.  Our first production from the Mendocino facility was completed on March 31, 2009.    We specialize in marketing certified organic craft beers.  Our flagship brews consist of Organic Pale Ale, Organic Porter, Organic India Pale Ale, Organic Pilsner.   In addition during 2008, we produced  seasonal brews consisting of  Organic Spring Run™ Pale Ale, Organic Helltown Hefeweizen and Organic Sustainable Harvest (Fresh Hop) IPA.  In 2008, we also marketed three premium specialty organic ales ---  Revolution X® Organic Imperial India Pale Ale and Revolution 11 Organic Imperial India Pale Ale, and Trainwreck Organic Barleywine..  In March, 2008, we began shipping a new organic beer under the newly-developed brand “Blue Marble Organic Pilsner”.   Most of our Blue Marble sales were through distributors that supplied it exclusively to Cost Plus World Markets.  We also sold Blue Marble directly to Cost Plus World Markets for their stores in California.  In 2008, we produced and sold approximately 10,000 cases of Blue Marble.   We do not anticipate any sales of Blue Marble in 2009.   In 2008, we also marketed three craft brewed ales that are not certified organic; Mount Shasta Extra Pale Ale, Mount Shasta Olde #8 Strong Ale; and, Mount Shasta Rock Hard Ten. . In 2009, we have only produced Organic Pilsner, Organic Pale Ale and Organic India Pale Ale due to shortage of working capital.   If and when working capital becomes available, we hope to continue producing these products and the rest of our product line.

       We currently distribute our products in a total of 20 states, including our core market of California which is serviced through distributors.  All of our distribution occurs through a network of independent alcoholic beverage distributors who are licensed in their respective jurisdictions.

       Butte Creek's offices and currently inactive brewery are located at 945 West 2nd Street, Chico, California  95928.  We are not currently staffing this location and our two employees work from their home offices.  Our lease at this location was in default and we were sued by our landlord for back rent of $14,904 and legal fees of $800.  We have negotiated a settlement that allows us to retain possession of the premises by paying rent on a month-to-month basis.  We paid March 2009 rent on March 31, 2009.  We are required to pay April 2009 rent by April 15, 2009 and May 2009 and each month thereafter by the 5th of that month as long as the building remains in our possession.  The building contains all of our brewing equipment.  If we default on our settlement with the landlord, they are entitled to dispose of any equipment remaining on the premises.  We are still liable for the delinquent rent amount of $14,904 and future rents due under the lease. We are no longer brewing beer at this location and are attempting to sell our equipment and re-lease the site.  Our insurance expired and presently this equipment is uninsured. Our telephone number is (530) 894-7906.  In addition, our internet website is located at www.organicale.com.

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

The U.S. Beer Industry

       According to publications of the Association of Brewers (Beertown, February, 2009), in 2008 the total beer sales in the United States consisted of approximately 212.7 million barrels (each barrel consisting of 31 U.S. gallons).  Of those total sales approximately 85% of sales were dominated by the four largest brewing companies: Anheuser Busch, Coors Molson, Miller Brewing Company and Pabst.

The remaining market share of approximately 15% is shared by imported beer and craft beers.   In 2008, Craft brewers represented 6.3% of total U.S, Retail Sales and 4% of total U.S. sales production  or, 8,569,951 million barrels of craft beer.

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

       In 2008, U.S. craft beer industry annual retail sales reached 8,569,951 million barrels, having a total retail value of $6.3 billion.  That 2008 production volume was divided into the following categories:

	Volume (barrels)	Percent
Regional craft breweries	5,594,670	65.28%
Contract breweries	1,239,346	14.46%
Microbreweries	1,061,388	12.30%
Brewpubs	699,047	7.96%

See Beertown, www.beertown.org

       According to Beertown, a trade publication, as of December 2008, there were a total of 1,527 breweries operating in the United States, consisting of:

54 Regional Craft Breweries
448 Microbreweries
981 Brewpubs
20 Large breweries (non-Craft)
24 Regional breweries

Business Strategy

       Our business objective is to become recognized as the premier developer of organic craft beer brands and marketer in the United States.  It is our objective to outsource the production of the finest quality organic craft beers and to market them strategically in niche markets to capitalize on our dedication to the use of organic ingredients, which we consider to be our principal differentiator and competitive advantage.

       Our business strategy includes the following key objectives:

*	Further develop our position as a leading producer and marketer of organic ales and lagers;
*	Develop new brands and convert to our new model of contract brewing most or all of our products; and,

*	Develop Key Performance Indicators to better monitor and manage our business.

Products

       Butte Creek primarily outsources the production and markets a variety of distinctive certified organic craft beers ranging in color from light to dark.  All of our beers planned for 2009 will be outsourced but will remain certified organic:  Organic Pale Ale, Organic Pilsner, Organic Porter and Organic India Pale Ale, Revolution X® Organic Imperial IPA, Trainwreck Organic Barley Wine, Organic Helltown  Hefeweizen and Sustainable Harvest Organic (Fresh Hop) IPA.

       In March, 2008, we also developed a new organic brand under the name “Blue Marble Organic Pilsner”.  We do not plan to produce any Spring Run® Organic Pale Ale or Blue Marble Organic Pilsner in 2009.     In making these products, we adhere strictly to the National Organic Program of the United States Department of Agriculture pursuant to which our beers are certified as organic by independent accredited certifiers.  All of our beer is made from four traditional ingredients:  water, hops, yeast and malted barley.  Each beer exhibits unique properties of color, richness, bitterness and aroma, creating a special signature for each beer.  In order to maintain full-flavor, our beer is not pasteurized or homogenized.  We never use adjuncts in substitute for all grain.

      In 2009, we have only produced Organic Pilsner, Organic Pale Ale and Organic India Pale Ale due to shortage of working capital.   If and when working capital becomes available, we hope to continue producing these products and the rest of our product line.

       We currently plan on outsourcing the production and marketing the following principal organic brands as working capital permits, each with its own distinctive combination of flavor, color and clarity:

*	Organic Pale Ale	A medium bodied Ale with a hint of caramel sweetness complemented by a generous hop flavor and aroma.
*	Organic Porter	A porter with a full bodied malty flavor balanced with a crisp hop bitterness.
*	Organic India Pale Ale	A full-flavored traditional India Pale Ale.
*	Organic Pilsner	A European-style pilsner that is brewed with German malt and Czech hops to make it a light bodied, clean, straw-colored beer with a refreshing crisp finish.
*	Organic Helltown Hefeweizen (seasonal)	A Bavarian style wheat beer with a cloudy pale golden color and a thick, creamy white head.
*	Sustainable Harvest(Fresh Hop) India Pale Ale (seasonal)	Brewed with freshly picked wet hops, this IPA has grassy, floral & citrus notes from the use of freshly harvested, unprocessed hops.
*	Trainwreck	Organic Barley Wine
*	Revolution X	Organic Imperial India Pale Ale

       In addition to our current craft brews, we are constantly developing new products in order to be responsive to changing customer tastes.  We believe that our continued success will be affected by our ability to be innovative and attentive to consumer desires while maintaining consistently high product quality.

BREWING OPERATIONS

The Brewing Process Formerly Used at our Chico Facility and Currently at Our Contract Facility.

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

Our Brewing Facilities

       In 2008, all of our products were manufactured exclusively in our Chico, California brewery.  All of our 2009 production is expected to be outsourced with brewing and bottling to be done at our new contract brewing location.   In February 2009, Butte Creek Brands, LLC a newly formed 99% owned subsidiary of Golden West Brewing Company (California) signed a three (3) year production agreement with Mendocino Brewing Company to brew our beers.

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

        Our Organic ales and lagers use some non-organic hops but are nevertheless marketed as organic microbrews.  Our principal competitors in the organic microbrew market:  Wolavers and Eel River Brewing Company, also use non-organic hops.  Anheuser-Busch (“A-B”) introduced two certified organic beers in 2008 and has substantially more resources and distribution channels than any of our historical competitors.   We don't believe that A-B uses any organic hops.  Miller Brewing Company released Henry Weinhard’s Organic Amber Premium Ale in 2007.  We estimate that there are at least 25 breweries selling beer as “certified organic.”  Our principal hops suppliers are Hopunion and New Zealand  Hops Ltd.  However, we do not have any other contracts or agreements with any of our hops suppliers for ongoing or future deliveries.

       We currently obtain our malted barley (grain) from two principal sources:  Gambrinus and Great Western Malting supply our organic barley.   We do not have any supply contracts with any of our vendors to meet our grain or hop requirements.  As a result, any interruption in our supply of grain or hops could result in a curtailment of our production and loss sales.

       We have multiple competitive sources for packing materials, such as bottles, labels, six-pack carriers, crowns and shipping cases, as well as kegs.  In 2008 purchases of bottles, six-pack carriers and case boxes from Gamer Packaging and California Glass Company amounted to over 40% of the total purchases from all unaffiliated vendors.  In 2009, we expect to purchase glass from our contract brewers.  We have no affiliated vendors.

Sales and Distribution

       We market and sell our craft beers through a network of wholesale distributors supported by a combination of our sales and marketing personnel and third-party brokers in key markets.  We currently distribute our products in a total of 20 states.

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

        Sales are distributed widely over our customer base with only three large customers comprising a significant portion of sales.  For the year ending December 31, 2008, Bison Brewing, Mountain

People’s Warehouse and Craft Brewer’s Distributing were responsible for 18.9%, 9.1% and 5.6% respectively.

Strategic Brewing Relationships

Mateveza USA, LLC

      In November, 2006, we entered into a License, Production and Distribution Agreement with Mateveza USA, LLC, a California limited liability company (“Mateveza”).  Under the terms of the Mateveza Agreement, we were granted an exclusive license to manufacture, sell and distribute Mateveza’s proprietary yerba mate ales within an exclusive territory consisting of the states of California, Oregon, and Washington.  Under the terms of the arrangement, we agreed to advance production costs and sell under a jointly-developed marketing plan.  We further agreed to pay Mateveza a royalty equal to fifty percent of the net profits generated from the sale of the Mateveza yerba mate ales.  We agreed to maintain a minimum manufacturing capacity of 1,000 barrels per year, and have a right of first refusal with respect to any required capacity in excess of that amount.  This agreement was terminated in February of 2008 by mutual agreement.

Bison Brewing Company

     In February, 2007, we entered into a Production Agreement with Bison Brewing Company, LLC (“Bison Brewing”).  Under this Agreement, we were a contract brewer for Bison Brewing’s craft beers.  In consideration of our contract brewing, Bison agreed to pay all direct production costs, including materials, bottling and labor and to share general and administrative expenses of the brewery.    This agreement was terminated by mutual consent on December 31, 2008.

     All of our contract brewing operations are considered discontinued operations as we are not currently operating a brewing facility.

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

Dependence on Major Customers

       During 2008 and 2007, wholesale distributors were responsible for 73.2% and 68.9% of our sales, respectively.  Two distributors (Mountain People's Warehouse and Craft Brewer’s Distributing) accounted for 14.7% of our sales for 2008.  In addition, we have one customer, Bison Brewing Company, which accounts for 18.9% of our business.  We have no long-term commitments or agreements from any of our distributors or customers. Our distributors can terminate their agreements with us on 30 days' notice. The loss of a major distributor or customer could severely impair our sales for a significant period of time.  Our contract brewing relationship with Bison Brewing was terminated by mutual consent on December 31, 2008.

Competition

       As of December 31, 2008, there were a total of 1,483 craft breweries that included 981 brew pubs, 448 microbreweries, 54 regional craft breweries and 20 large breweries.  During 2008, 42 brew pubs, 9 microbreweries and 3 regional breweries closed, but 61 brew pubs, 53 microbreweries opened, and 1 regional brewery opened.

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

       In addition, we formerly contract microbrewed for Bison Brewing Company, of Berkeley, California under a production sharing agreement executed in February 2007.  The beers that we made for Bison are certified organic, although they too use some non-organic hops.  Bison Brewing has a California Department of Alcohol Beverage Control license at our facility as part of this contract brewing arrangement.  Bison represented approximately 18.9% of gross revenues in 2008, and 15.3% of revenues in 2007.   This agreement was terminated on December 31, 2008 by mutual agreement.

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

       In the United States, taxation of alcohol has increased significantly in recent years.  Currently, the federal tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl.  The California tax rate is $6.20 per bbl.  Federal and state excise taxes on alcoholic beverages are subject to change.  It is possible that excise taxes will be increased in the future by both the federal government and State of California.  In addition, increased excise taxes on alcoholic beverages are currently being considered in connection with various governmental budget balancing or funding proposals.  Any such increased in excise taxes, if enacted, could adversely affect our business.  We believe that we currently have all licenses, permits and approvals necessary for our current operations.

     However, the TTB has requested that we increase the amount of our brewers bond to $11,000 from $4,250.   As of March 31, 2009, we have not complied with this request.   However, existing permits or licenses could be revoked if we were to fail to comply with the terms of such permits or licenses, and additional permits or licenses could in the future be required for our existing or expanded operations.  If licenses, permits or approvals necessary for our brewery were unavailable or unduly delayed, or if any such permits or licenses were revoked, our ability to conduct our business could be substantially and adversely affected.

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

       Our waste products consist of water, spent grains, hops, glass and cardboard.  We have instituted a recycling program for our office paper, newspapers, magazines, glass and cardboard at minimal cost to us.   We gave away our spent grain to local cattle ranchers.  We have not purchased any special equipment and do not incur any identifiable fees in connection with our environmental compliance.

       Our former brewing facility in Chico was subject to various federal, state and local environmental laws which regulate use, storage and disposal of various materials.  The Company paid approximately $1,500 per month towards sewer fees for liquid waste.  The sewer discharge from the brewery was monitored and was within the standards set by the Butte County Sewer Department.  Presently, we are not brewing at our Chico, California location and plan to contract brew for the foreseeable future.

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

Employees and Consultants

        As of April 1, 2009, we had a total of 2 employees, both of whom were full time.  The full time employees include Jason Ganis, Master Brewer, and Amy Coderre, Sales Director.    Our former General Manager, Tom Atmore, tendered his resignation as general manager effective March 31, 2006; and continued as a consultant until June 30, 2006.  Atmore continues to accrue $1,000 under the terms of his separation and consulting agreement.  Effective Jan 1, 2009, our President, Mark Simpson, invoices the company on an hourly basis.   Our Chief executive officer, John Power, is not compensated.   Our former CFO, Dan Del Grande resigned effective March 31, 2009.

       We do not maintain key man life insurance on any of our employees.

       Effective February 21, 2007, our wholly-owned subsidiary entered into an Employment Agreement with Daniel Del Grande, the Manager of Bison Brewing, to serve as Chief Financial Officer of the subsidiary for the period beginning February 21, 2007 and ending the earlier of (i) February 20, 2009 or (ii) the termination of the Production Agreement with Bison Brewing Company, LLC.  This Production Agreement was terminated by mutual agreement on December 31, 2008.  The employment agreement was extended until March 31, 2009.

      Effective December 1, 2007, we entered into an employment agreement with Mark Simpson to serve as President of the Company on a part-time basis.  In consideration of his services as President, the Company agreed to grant and issue to Mr. Simpson, subject to vesting, an aggregate of 13,000 shares of the Company’s common stock.  All of these shares were issued in 2007 and 2008.  There is no current agreement to issue any additional shares to Mark Simpson.

     Concurrently with the execution of Mr. Simpson’s employment agreement, the Company entered into a consultation agreement with Artisan Food and Beverage Group, Inc., (“Artisan”), a consulting firm controlled by Mark Simpson.  Under the terms of the consulting agreement, Artisan agreed to provide certain strategic consulting services in consideration of a consulting fee equal to $4,500 per month.  This agreement terminated on December 31, 2008.  Mr. Simpson and Artisan continue to perform consulting services on an as needed basis.

Trademarks and Intellectual Property

       We consider all of our beer recipes to be trade secrets which we protect by confidentiality and non-disclosure agreements.

       We claim common law trademark protection to all of our trademarks, words and design.  However, we have applied for federal registrations of certain brand names that are in the development stage but have not sought any protection for our existing brand names except for Golden West Brewing® ,Revolution X®.and our service marks Organic Pioneers® and The Official Beer of Planet Earth®.  In addition, we filed an application to register the trademark for Blue Marble Organic Pilsner™ that was filed and subsequently abandoned in 2008.  We own several other registered trademarks for products that are in the development stage, including Rock Hard Ten®.  In 2007and 2008 we used a federal trademark,  Spring Run®, under license from a 3rd party

       In addition to the domain name www.ales.com, we have registered the domain name www.organicale.com and www.buttecreek.com.  Both domain addresses link to the same website.  We believe that our domain name plays an important role in expanding the awareness of our products on the Internet.

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

ITEM 1A – RISK FACTORS.

Due to our history of operating losses our auditors are uncertain that we will be able to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal years ended December 31, 2005, 2006, 2007 and 2008 contained an explanatory paragraph indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern.  We cannot provide any assurance that we will be able to continue as a going concern.

All of our assets have been pledged as collateral to secure the repayment of loans to third parties, three of whom are related parties.  If we default in any of those loans, our assets would be subject to risk of forfeiture.

All of our assets have been pledged as security to third parties, including three related parties: Power Curve, Inc., a company controlled by John C. Power; John Power individually, and Lone Oak Vineyards, Inc., a company controlled by Brian Power, for the repayment of loans.  If we are unable to pay any of those debts in a timely fashion or otherwise breach any of the terms of the loans or security agreements, our assets would be subject to foreclosure by the lender.  Should foreclosure occur, it is likely that we would be forced to discontinue operations and our interest in the assets could be forfeited.

We do not yet have a history of earnings, profit or return on investment and there is no assurance that we will operate profitably or provide a return on investment in the future.

We have never been profitable, we expect to incur net losses for the foreseeable future and we may never be profitable. We incurred a consolidated net loss of $(919,190) and $(1,008,237) for the fiscal years ended December 31, 2008 and 2007.

Our trademarks and other intellectual property rights do not provide us with protection against competition.

We do not claim intellectual property rights and do not believe that patents and copyrights can protect the recipes and formulas that we use in developing and manufacturing our craft beers.  While we try to protect them as trade secrets through agreements with our employees, those agreements may not provide adequate protection against use by others.

We rely heavily on developing brand recognition for our products and claim common law trademark protection for all of our brands.  We have applied for and been granted a federal  and state registrations for several of our trademarks.  However, we cannot be assured that these registrations will successfully preclude others from using the mark.

We do not believe that intellectual property rights, including trademark and copyright laws form a basis for significant competitive advantage or protect us from intense competition.

We could become involved in costly and disruptive litigation related to our use of trademarks for our products, which could result in adverse judgments against us.

We are not aware that any of our products or other intellectual property infringe upon the proprietary rights of third parties.  However, there can be no assurance that third parties will not claim infringement by us with respect to current or future products.  Furthermore, we may initiate claims or litigation against third parties for infringement of our proprietary rights, or for purposes of establishing the validity of our proprietary rights. Litigation, either as plaintiff or defendant, could cause us to incur substantial costs and divert management resources from productive tasks whether or not such litigation is resolved in our favor, which would impair our limited working capital and interfere with our ability to increase our marketing and sales. Parties making claims against us could seek to recover substantial damages, which we may not have the resources to pay as well as injunctive or other equitable relief, which could effectively block our ability to sell or license our products.

We owe significant amounts to our creditors, including taxes to federal and state taxing authorities, a portion of which are delinquent. Taxing authorities could shut down our business and foreclose on our assets for non-payment of delinquent taxes. We will continue to need significant capital, without which our business may fail.

At December 31, 2008, we owed approximately $79,428 in taxes to the IRS, TTB and State of California and local taxing authorities and in excess of $1,934,818 in current liabilities to various persons, including, vendors, our officers and directors and other related parties.  The taxing authorities to whom we owe unpaid delinquent assessments could pre-emptively shut down our operations for non-payment and foreclose on our assets to collect the taxes.  Such an action would likely result in a total business failure. We have targeted the payment of these taxes as our highest priority for the use of offering proceeds, which may be insufficient to pay all of the delinquency.  We do not have any commitments for any other funds and there can be no assurance that additional funds will be available on acceptable terms, if at all.  We do not have any agreements with our creditors, including our officers and directors, concerning payment of our liabilities and if we are unable to continue in business we would be required to pay those obligations before any payment could be made to any shareholder. .

If we are unable to increase our production volume, we may not be able to achieve break-even or profitable operations.

In order to increase production, we will need to purchase additional inventory, which will require additional working capital.  There can be no assurance that we can raise working capital or increase sales to a break-even or profitable level.

If we are unable to expand our product distribution, we may not be able to achieve break-even operation results.

We have third-party distributor sales in Northern California, as well as in 19 other states; however, those sales are sporadic, unpredictable and difficult to manage.  There is no assurance that consumers in new geographic markets will be receptive to our products. We believe that Northern California is likely to continue to be the largest market for our brands, and that regional identification may assist our competitors in other regions.  Penetration into other regional markets is an important element of our growth plan, and failure to accomplish this objective will hinder the success of the expansion plan which is necessary to achieve break-even operations.

We rely heavily upon independent distributors to market our product.  Those distributors also market other alcoholic beverages, including other craft beers that are competitive with ours.  As a result, distributors over whom we exercise little control can significantly influence the degree to which retailers and consumers buy our products instead of products of competitive microbreweries.

We distribute our products through a network of independent import distributors for resale to retailers such as restaurants, taverns, and bars as well as to local distributors. Accordingly, we are dependent upon these distributors to sell our beer and to assist us in creating demand for, and promoting market acceptance of our products.  We also depend upon them to provide adequate service to our retail customers. There can be no assurance that our distributors will devote the resources necessary to provide effective sales and promotional support to us.

For the year ending December 31, 2008, Bison Brewing, Mountain People’s Warehouse and Craft Brewer’s Distributing were responsible for 18.9%, 9.1% and 5.6% respectively.  A disruption of our distributors or wholesalers' or the loss of a significant customer, or the termination by any major distributor could have a material adverse impact on our sales and results of operations.

The distributors that we rely upon also market competing imported and domestic craft beers. Although by law distributors are independent of any brewer, a distributor can be controlled if it relies on one or two large brewers who account for the majority of its sales. We have no formal long term written distribution agreements with our distributors; and most distribution arrangements can be terminated by the distributor on 30 days’ notice.  A down-turn in the performance or loss of a single distributor can have a material adverse impact on sales and, as a result, on our business, financial condition, and results of operations.

Aging of inventories may result in material losses in the future.

We do not use preservatives in our products, and accordingly the packaged beer has a shelf life of approximately 120 days from the release date.  Our policy is to sell product to distributors with sufficient remaining shelf life to ensure that the beer will be fresh when sold to the consumer. Product that remains unsold after 120 days is returned to us for destruction or other disposition. If and to the extent that near-term sales projections exceed actual performance and result in material excess packaged beer inventories, we may experience inventory write-downs, spoilage and associated losses.

Our compliance with governmental regulation of environmental matters could pose additional expenses on our business.

The manufacture and sale of alcoholic beverages is regulated by both federal and state authorities.  We have obtained and currently maintain all required federal and state permits, licenses and bonds required to operate our brewery.  In addition, our brewery is subject to regulation by the water pollution control divisions of the United States Environmental Protection Agency and the State of California.  Although we believe that we are in full compliance with all applicable environmental regulations, there can be no assurance that future changes in those regulations may require us to alter our method of operations or install fixtures and equipment with associated delays and increased costs.

Our waste products consist of water, spent grains, hops, glass and cardboard.  Disposal of our waste, including sewer discharge from the brewery, is monitored by local governmental agencies.  While we believe we currently comply with all governmental regulations, if we fail to comply with applicable standards for such disposal, fines could be levied and our business operations suspended until we achieve compliance.

Possible increases in excise taxes could adversely affect our business.

Alcoholic beverages are subject to substantial federal and state excise taxes. The federal rate of taxation increases from $7.00 per bbl. to $18.00 per bbl. for annual production in excess of 60,000 bbl.  Our production rate at our Chico facility was less than 6,000 barrels in 2008.  The State of California imposes an excise tax of $6.20 per bbl.  Alcoholic beverages have in recent months have been targets of attempts to increase so-called "sin taxes." If excise taxes are increased, we could have to raise prices to maintain profit margins. Historically, price increases due to additional excise taxes have not reduced unit sales, but past experience does not necessarily indicate future effects, and the actual effect is likely to depend on the amount of the increase, general economic conditions, and other factors. The occurrence of significant tax increases could require us to increase our prices, which could result in a loss of sales, or erode our margins, which would make it more difficult to achieve profitability.

Operating hazards related to our business could result in liability risks in excess of our insurance.

Our operations are subject to certain hazards and liability risks faced by all brewers, such as bottle flaws or potential contamination of ingredients or products by bacteria or other external agents that may be accidentally or wrongfully introduced into products or packaging. Our products are not pasteurized, irradiated or chemically treated and require careful product rotation to prevent spoilage. However, neither spoiled beer nor the bacteria introduced in the brewing process is known to be harmful to human health.  We run periodic diagnostic tests on all of our products to assure that they meet our quality control guidelines and comply with federal and state regulatory requirements. While we have not experienced a serious contamination problem in our products, the occurrence of such a problem could result in a costly product recall and serious damage to our reputation for product quality.  Our operations are also subject to certain injury and liability risks normally associated with the operation and possible malfunction of brewing and packaging equipment.  We currently do not maintain general liability insurance, which formerly included liquor liability coverage, currently limited to $1,000,000 per occurrence and $2,000,000 in the aggregate annually.   A large uninsured or underinsured damage award could force us to discontinue operations.

Shifting public attitudes toward alcohol consumption may impact revenues.

The alcoholic beverage industry has become the subject of considerable societal and political attention in recent years due to increasing public concern over alcohol-related social problems including drunk driving, underage drinking, and health consequences from the misuse of alcohol, including alcoholism.  In addition, a number of anti-alcohol groups are advocating increased governmental action on a variety of fronts unfavorable to the beer industry, including the legislation of new labeling or packaging requirements and restrictions on advertising and promotion that could adversely affect the sale of our products.  If beer consumption in general were to come into disfavor among domestic consumers, or if the domestic beer industry were subjected to significant additional governmental regulations, our business could be materially adversely affected. In addition, there can be no assurance that the operations of our brewery will not become subject to increased taxation by federal or state agencies, which may materially and adversely affect our operations, revenues and potential profitability. Congress and many state legislatures are considering various proposals to impose additional excise taxes on the production and sale of alcoholic beverages, including beer. Some of the excise tax rates being considered are substantial.  Restrictions on the sale and consumption of beer or increases in the retail cost of beer due to increased governmental regulations, taxes or otherwise, could require us to either increase prices, which would dampen sales, or erode our margins, which would make it more difficult to achieve profitability.

We have no contracts with our suppliers of hops and grain. Supply shortages could adversely affect our business.

Shortages or increased costs of fuel, water, raw materials or power, or allocations by suppliers could restrict the operations of our brewery.  We have no contracts for our hops and grains, so our supply channels could be disrupted without notice.

While we attempt to use organic hops wherever possible, many forms of hops are not available organically.  In the United States, only one type of hops is organically grown.  All other organically-grown hops must be purchased from foreign sources, and those quantities are limited.  As a result, the limited supply of organic hops limits our possible production of 100% organic microbrews.  This limited supply impairs our ability to exploit our competitive advantage over non-organic microbrewers.  In addition, if we experience difficulty or inability to acquire the particular hops needed for a production run, we may be forced to curtail production and lose potential revenues.  All of these factors increase the risk that we will not be able to achieve profitable operations.

ITEM 1B. – UNRESOLVED STAFF COMMENTS.

None

ITEM 2.        PROPERTIES

Corporate Offices

        Our former executive offices and brewery were located at 945 West 2nd Street, Chico, California.  The entire building consists of approximately 8,280 square feet, of which 1,000 square feet was used for executive offices, 7,280 square feet for our brewery, bottling,  shipping and storage.  The property is an industrial building which we lease from a member of Butte Creek Brewing, LLC the entity in which we acquired our business in 2005.  The lease has a term of five years, expiring in 2010, and provides for monthly rental for the first year of $3,312 per month.  In July 2006, the rent increased to $3,726 and is subject to an annual adjustment based upon the increase in the Consumer Price Index.  There was no CPI adjustment made in 2007.   Our two full-time employees currently work from their home offices.

Our lease at this location was in default and we were sued by our landlord in March 2009 for back rent of $14,904 and legal fees of $800.  We have negotiated a settlement that allows us to retain possession of the premises by paying rent on a month-to-month basis.  We paid March 2009 rent on March 31, 2009.  We are required to pay April 2009 rent by April 15, 2009 and May 2009 and each month thereafter by the 5th of that month as long as the premises remain in our possession.  The building contains all of our brewing equipment.  If we default on our settlement with the landlord, they are entitled to dispose of any equipment remaining on the premises.  We are still liable for the delinquent rent amount of $14,904 and future rents due under the lease.

ITEM 3.        LEGAL PROCEEDINGS

There are two material legal proceedings in which either we or any of our affiliates were involved in 2008 and 2009 which could have a material adverse effect on our business, financial condition or future operations.

1.

On January 6, 2009, Capital Beverage Co. and Capital Coors Co. (“Capital”) filed suit against Crown Imports LLC, Butte Creek Brewing Company and Bison Brewing Company alleging that the defendants had unlawfully cancelled their distribution contracts with Capital.   Capital is seeking damages equal to fair market value of the respective brands.  We estimate this amount to be less than $75,000.  We intend to vigorously defend this lawsuit.

2.

On February 9, 2009, BRK Holdings, LLC filed suit against Golden West Brewing Company for 4 months of delinquent rent of $14,904 and legal fees of $800.  We have negotiated a settlement that allows us to retain possession of the premises by paying rent on a month-to-month basis.  We paid March 2009 rent on March 31, 2009.  We are required to pay April 2009 rent by April 15, 2009 and May 2009 and each month thereafter by the 5th of that month as long as the premises remain in our possession.  The building contains all of our brewing equipment.  If we default on our settlement with the landlord, they are entitled to dispose of any equipment remaining on the premises.  We are still liable for the delinquent rent amount of $14,904 and future rents due under the lease.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our outstanding shares of Common Stock have traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” since January 1, 2007.  The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2007 through December 31, 2008.

	High	Low

2007 Fiscal Year
January - March	$0.75	$0.51
April - June	$0.65	$0.35
July - September	$0.65	$0.36
October – December	$1.00	$0.35

2008 Fiscal Year
January - March	$0.80	$0.51
April - June	$0.53	$0.35
July - September	$0.50	$0.13
October - December	$0.75	$0.05

     The bid and ask prices of the Company’s common stock as of March 31, 2009 were $0.05 and $0.06, respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of March 31, 2009, there were approximately 47 record owners of the Company’s common stock.

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

       10.       On December 1, 2007, we agreed to issue an aggregate of 13,000 shares of common stock under our employment agreement with our President, Mark Simpson.  The shares will be issued as compensation for services.  As President of the Company, Mr. Simpson qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.    As of December 31, 2008, 13,000 of these shares were issued for the period of December 2007 through December 31, 2008.

       11.       Effective December 11, 2007, the Company entered into a Credit Agreement whereby the Company was extended a credit facility by certain individuals, including two affiliates, in the maximum principal amount of $350,000.  Under the Credit Agreement, the Company agreed to pay to the lenders a financing fee in the form of 100 shares of common stock for every $1,000 in advances made under the Credit Agreement, or up to a total maximum of 35,000 shares.  As of the date of this report, the Company has borrowed an aggregate of $343,000 under the Credit Agreement, and has agreed to issue as a result, a total of 34,300 shares of common stock.

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

     14.     Effective December 1, 2007, the Company granted and issued an aggregate of 13,000 shares of common stock to the Chief Financial Officer of its wholly-owned subsidiary.  The shares were issued for services performed in December 2007 and 2008.  The foregoing person qualified as “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.  As of December 31, 2008, 13,000 of these shares were issued for the period of December 2007 through December 31, 2008

     15. Effective December, 2008, the Company issued its Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The debenture is collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.  The debenture was issued to one person who qualifies as an “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The securities, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

     16.

In  March 2009, the Company issued effective April, May, August and December 2008, an aggregate  of 6,300 shares of common stock to two investors as a financing fee for a loans to the Company in the principal amount of $63,000 as part of the credit facility..  The shares were valued at between $0.10 and $0.50 per share.  The lenders qualified as an “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction except as noted.  The issuance of these shares is also discussed in number #11.

     17.

Effective December 31, 2008, the Company granted and issued an aggregate of 6,000 shares of common stock to the President and Chief Financial Officer of its wholly-owned subsidiary.  The shares were issued for services performed in 2008.  The foregoing persons qualified as “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.  The issuance of these shares is also covered in #10 and #14.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	125,000	$0.50	375,000
Equity compensation plans not approved by security holders(1)	0	$0.50	-0-
Total	125,000	$0.50	375,000

ITEM 6

SELECTED FINANCIAL DATA

We have set forth below certain selected financial data.  The information has been derived from the financial statements, financial information and notes thereto included elsewhere in this report.

Statement of Operations Data:	Year Ended December 31, 2008	Year Ended December 31, 2007
Total Gross revenues	$ 811,567	$ 1,051,764
Operating expenses	$ 675,047	$ 740,359
Net loss from discontinued operations	$ 263,953	$ 190,017
Net loss	$ (904,864)	$ (1,001,563)
Net loss attributible to common shareholders	$ (713,896)	$ (1,008,237)
Net loss per common share	$ (0.27)	$ (0.35)
Weighted average shares outstanding	3,371,816	3,025,167

Balance Sheet Data:	December 31, 2008	December 31, 2007
Working capital	$ (1,681,516)	$ (420,210)
Total assets	$ 514,091	$ 801,597
Total liabilities	$ 1,934,318	$ 1,538,148
Stockholders' deficit	$ (1,420,227)	$ (736,551)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

          Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996.  In January 2009, we discontinued operations at our brewery in Chico, California and entered into a contract brewing agreement through our 99% owned subsidiary to brew our beers at Mendocino Brewing Company in Ukiah, California.  Butte Creek specializes in brewing and marketing certified organic craft beers.   We face numerous operational challenges.   The following are the key issues and challenges facing the Company:

*

Sales.   Our net sales decreased by 23% or $231,408 to $771,162 in 2008 as compared to $1,002,570 in 2007..  Our shortage of working capital has forced us to reduce inventories and new products.  Our closure of our brewing facility in Chico, California will also negatively impact our sales as we transition to a contract brewing model.  Furthermore, we have discontinued all of our contract brewing for other customers.  We expect sales in 2009 to be significantly below our 2008 sales especially in the first quarter of 2009 as our finished inventory was low as we made the transition to outsourcing our production.  We do not have the necessary working capital to maintain adequate inventory levels which will negatively impact our sales also.

*

Increase Gross Profit Margin.   Our goal is to increase our gross profit margin to 25% of sales.  This will likely require us to raise our prices in 2009.   We believe the conversion from an operating brewery to a contract model will help us increase our gross profit margin in 2009.

*

Control Selling, General & Administrative Expenses.  As a result of converting to a contract brewing model, we have been able to reduce our selling and G&A expenses.   We have eliminated most of our controllable expenses.  As of April 1, 2009, we only have 2 compensated full-time employees.

*

Working Capital Shortage.  Our history of working capital deficiencies make it difficult to build finished inventory.  We owe delinquent taxes to the IRS and several Federal and State agencies.   As a result, we have only been able to produce two products under our new contract brewing agreement.   If additional working capital becomes available, we hope to increase our number of products and dollar amount of our inventory.

*

Lack of Marketing Materials.  We have very limited marketing budgets and are not competitive with other breweries of our size in the amount and quality of marketing materials needed to support our distribution network.

*

Continued Operating Losses.   Our history of operating losses makes it difficult to raise capital for our working capital needs.    We believe that our new contract brewing model will help us reduce our operating losses in 2009.

*

Lack of Inventory Controls.    Historically our inventory controls have not been weak.  Numerous efforts have been made to improve our inventory controls.  In 2009, all of our inventory will be maintained at independent locations.  We believe this will improve out inventory controls.

          Both Golden West and Butte Creek have sustained losses from operations.  Golden West has a working capital deficit which raises substantial doubts about their ability to continue as a going concern. Our audited financial statements have received going concern qualifications from our Independent Registered Public Accounting Firm.

          The following discussion and analysis is for the twelve-month period ended December 31, 2008 and should be read in conjunction with the Notes thereto of Golden West Brewing Company, Inc.  We were a development stage entity prior to our acquisition of Butte Creek on August 31, 2005.

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

Operating and Financial Review and Prospects

Operating Results

For the year ended December 31, 2008 compared to the year ended December 31, 2007:

REVENUES.  Gross Revenues were $811,567 for the year ended December 31, 2008.  Revenues net of excise taxes (“Net Revenues”) for the fiscal year ended December 31, 2008 were $771,162 a decrease of $231,408 or 23% as compared to net revenues of $1,002,570 in the fiscal year ended December 31, 2007. Our lack of working capital and inability to maintain inventory was the primary cause of our decrease in sales.

COST OF GOODS SOLD Cost of goods sold for fiscal 2008 was $717,843 or 93.08% of net revenues compared to $858,570 or 85.64% of net sales in fiscal 2007.  In 2008, we were unable to raise the price of our core brands as fast as our COGS increased.  The average selling price per unit of our 6-pack brands grew 5%, while COGS increased 9%; the average selling price per unit of our 22 ounce brands grew ¼ of 1% while COGS increased 17%.   Our margins also eroded on our contract brewing contracts.

GROSS PROFIT Gross profit for the year ended December 31, 2008 was $53,319 or 6.92% of net revenues compared to $144,000 or 14.36% of net revenues for the year ended December 31, 2007.

OPERATING EXPENSES Total operating expenses decreased $65,312 or 8.82% to $675,047 for the fiscal year ended December 31, 2008 compared to an increase of $222,108 or 30% to $740,359 for of the fiscal year ended December 31, 2007.  Components of operating expenses were:

*	Amortization expense was $3,889 for fiscal year 2008 compared to $6,542 for fiscal 2007. The decrease was the result of write-off of outdated logos and artwork costs.
*

Management compensation was $91,154 for the year ended December 31, 2008 compared to $119,737 for the year ended December 31, 2007.  The decrease was related to.a reduction of salaried employees in 2008.

*

Selling expense was $103,222 for the fiscal year ended December 31, 2008 compared to $124,857 for the fiscal year ended December 31, 2007.  The decrease was related to reduced trade show and travel expenses due to a lack of working capital.

*

Legal and Accounting expense was $107,221 for the fiscal year ended December 31, 2008 compared to $94,841 for the fiscal year ended December 31, 2007.   The increase was the result of the increased cost of maintaining our SEC filings.

*

Stock Based Compensation was $13,952 for the year ended December 31, 2008 compared to $37,866 in the prior fiscal year.  The decrease was the result of accelerated vesting of employee options in fiscal year 2007.

*

Stockholder relations was $5,000 for the year ended December 31, 2008 compared to $162,095 for year ended December 31, 2007.  The decrease was due to the costs associated with the contracting of an outside investor relations organization in 2007.

*	Other General & Administrative Operating Expenses increased $8,351 to $200,295 for the year ended December 31, 2008 compared to $191,944 for year ended December 31, 2007.

OPERATING LOSS.  The operating loss for the fiscal year ended December 31, 2008 increased $25,369 or 4.25% to $621,728 compared to $596,358 for the fiscal year ended December 31, 2007.  The primary reason for the increased loss was our increased cost of goods sold as a percentage of sales.

DISCONTINUED OPERATIONS.  In the first quarter of 2009 the company closed its manufacturing facility in Chico, CA and entered into a three (3) year contract with Mendocino Brewing Company, Inc. to outsource the production of our certified organic beers.  As a result, the company sustained a loss from discontinued operations of for the year ended December 31, 2008 of $263,953 compared to $190,017 for the same operations for the year ended December 31, 2007.

OTHER INCOME & EXPENSE.  Net other income and expense was $(19,183) for the fiscal year ended December 31, 2008 compared to $(215,187) for the fiscal year ended December 31, 2007.  The decrease is due to primarily to debt forgiveness by certain related parties in 2008.

NET LOSS. Net loss decreased $96,699 or 9,65% to $904,864 for the fiscal year ended December 31, 2008 compared to $1,001,563 for the fiscal year ended December 31, 2007.  Although our operating loss was larger than the previous year due to the decline in gross profit, the net loss decreased primarily due to the debt forgiveness by related parties in 2008.

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

          We had nominal cash and cash equivalents and a working capital deficit of $1,681,516 at December 31, 2008.  Our total debt, all short-term, was $1,934,818 at December 31, 2008.  We do not have sufficient cash on hand or available credit facilities to continue operations  and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. We have raised capital through the sales of unregistered securities and advances and/or loans from its officers and directors to acquire Butte Creek, and fund operating losses and working capital needs  after its acquisition.   There are no assurances that we will be able to secure additional capital to maintain the operations.

         In January 2009, we discontinued brewing operations at our Chico, California brewery.  In February 2009, we entered into a three (3) year contract brewing agreement with an unrelated brewery located in California and as a result will outsource the brewing and bottling of all our beers in 2009.  As a result, we recorded an impairment charge of $82,730 in 2008 to recognize the expected realizable value of our fixed equipment assets.  We had an operating loss from discontinued operations of $263,953 in 2008.  This transition to a contract brewing model will require a significant investment in inventory.   There is no assurance that working capital will be available to fund our new contract brewing model.   As of March 31, 2009, we have only had sufficient working capital to brew Organic IPA and Organic OPA (our two best selling beers) under the contract brewing arrangement signed in February 2009.

          During the year ended December 31, 2008, the Company's capital expenditures totaled $5,491.

Lines of Credit

         The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 15.25% as of December 31, 2008. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of December 31, 2008 was $23,720.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.  We are delinquent on our monthly payments for this obligation.

       The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America/MBNA with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of

December 31, 2008 was $8,592.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.  We are delinquent on our monthly payments for this obligation.

Notes Payable

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of December 31, 2008, the Tiffany Grace note had current maturities of $8,708 and accrued interest of $186.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of December 31, 2008, the Power Curve and Lone Oak notes had accrued interest of $6,750 and $1,191 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.  We expect to repay these obligations from the sale of our brewery equipment in Chico, California.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of December 31, 2008, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $29,025 and $12,150 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of December 31, 2008 the note had accrued interest of $4,969.

The Company has pledged substantially all of its assets to secure some of the notes. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  No payments were made on these obligations in 2008.   However, on December 31, 2008 John Power forgave the $115,000 debt, plus accrued interest, and Power Curve forgave $55,000 of its debt, plus the applicable portion of accrued interest.  Consequently, as of December 31, 2008, these notes had current maturities of $0 and $100,000 respectively and had accrued interest of $0 and $16,000 respectively.

During the year ended December 31, 2007, John Power and affiliates of Mr. Power have made short-term advances to the Company that remained unpaid as of December 31, 2007 and 2008 in the amounts of $112,744 and $107,425 respectively.   The advances are uncollateralized and due on demand and had accrued interest of $6,000 in 2007 and $12,000 in 2008 for total accrued interest of $18,000.

Subsequent to December 31, 2008, John Power and affiliates of Mr. Power made additional short-term advances to the Company which have been repaid as of April 14, 2009.  The advances were uncollateralized and due on demand.

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  The debenture is not collateralized.  This debenture had not been paid or converted as of March 31, 2009.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is secured by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer.   As of December 31, 2008, the balance on this note was $10,000 plus accrued interest of $1,422.

Effective December, 2008, the Company issued its Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The debenture is collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminated on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminated on December 31, 2008.  The total value of advances under the credit facility during 2008 and 2007 representing deferred financing fees is $198,474 and $2,456 which was credited to additional paid in capital and expensed in 2008 and 2007, respectively.  No payments were made on this obligation in 2008.

The Company has also agreed to issue to each lender as a financing fee consisting of 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.  The Credit Agreement is secured by a senior lien and security interest in the Company’s tangible and intangible assets.  The lenders under the Credit Agreement are John C. Power, John Gibbs, Shana Captial, Inc. and Clifford L. Neuman, the Company’s legal counsel.  To date, the Company has drawn advances under the Credit Agreement in the aggregate amount of $343,000.

Delinquent Taxes

At December 31, 2008, the Company had outstanding payroll tax liabilities of $36,963. Of these amounts $34,137 are considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"),  and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At December 31, 2008, the Company had alcohol related taxes payable to federal and state taxing authorities of $8,977. The detail of those taxes payable is as follows:

December 31, 2008
Tax Agency	Due	Delinquent
Internal Revenue Service	$36,404	$34,137	PAYROLL TAXES
CA Employment Development Department	$ 558	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 7,966	$ 4,491	EXCISE TAX
CA Board of Equalization	$ 1,010	$ 0	EXCISE TAX
CA Board of Equalization	$ 493	$ 0	SALES AND USE TAX
CA Department of Conservation	$24,691	$ 24,691	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 3,558	$ 0	PROPERTY TAXES

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

Certain Considerations: Issues and Uncertainties

We do not provide forecasts of future financial performance or sales volume, although this report contains certain other types of forward-looking statements that involve risks and uncertainties. While we are hopeful about our long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its business prospects and any forward-looking statements.

Changes in general economic and business conditions effecting the craft/microbrew industries;

Developments that make our products less competitive;

Changes in our business strategies including our conversion to a contract brewer;

The level of demand for our products; and

Availability of sufficient working capital.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2008, 2007, 2006, 2005, 2004 and 2003, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Not applicable

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2008 and 2007

3.	Statement of Operations for the Years Ended December 31, 2008 and 2007

4.	Consolidated Statement of Stockholders' Deficit (deficit for the years ended December 31, 2008 and 2007)

5.	Consolidated Statement of Cash Flows for the Years Ended December 31, 2008 and 2007

6.	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Golden West Brewing, Inc.

We have audited the accompanying balance sheet of Golden West Brewing, Inc. and Consolidated Subsidiaries as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden West Brewing, Inc. and Consolidated Subsidiaries as of December 31, 2008 and December 31, 2007, and the results of its operations and cash flows for the two years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1, the Company has sustained losses from operations, and has a net working capital deficit and is in default on significant commitments which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
April 12, 2009

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31,
Current Assets:	2008	2007
Cash and cash equivalents	$ 21,201	$ 4,684
Accounts receivable, net of allowance for doubtful accounts of $0.00 and 23,849 at December 31, 2008 and December 31, 2007 respectively	39,178	184,014
Inventory (Note 1)	109,495	197,871
Marketable Securities (Note 2)	73,952
Prepaid Expenses	8,976	6,369
Total current assets	252,802	392,938
Fixed Assets:
Property and equipment from discontinued operations held for sale (Note 1)	152590	277,526
Other Assets:
Intangibles, net of accumulated amortization of $16,667 and $12,339 at December 31, 2008 and December 31, 2007, respectively	16068	23,588
Deferred financing costs, net of accumulated amortization of $5,858 and $2,456 at December 31, 2008 and December 31, 2007, respectively. (Note 3)	84,922	92,814
Other assets	7,709	14,731
Total other assets	108,699	131,133
Total Assets	$ 514,091	$ 801,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$445,353	$309,887
Accrued expenses	265,105	188,175
Checks issued in excess of funds available	6,095	46,022
Lines of credit payable (Note 3)	32,555	32,602
Advances – related parties (Note 3)	7,425	12,744
Notes payable – other, current portion (Note 3)	68,731	62,664
Notes payable – related party, current portion (Note 3)	1,109,054	161,054
Total current liabilities	1,934,318	813,148
Long-term liabilities:
Note payable – related party, net of current portion (Note 3)	-	725,000
Total long-term liabilities	-	725,000
Total Liabilities	1,934,318	1,538,148
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 9, 10 and 11)
Stockholders’ Deficit:
Preferred Stock, $.0001 par value, 5,000,000 shares authorized, 300,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007.	30	30
Common stock, $.0001 par value, 20,000,000 shares authorized, 3,404,525 and 3,335,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007 , respectively	340	334
Additional paid-in capital	1,706,215	1,485,033
Accumulated (deficit)	(3,126,812)	(2,221,948)
Total Stockholders’ Deficit	(1,420,227)	(736,551)
Total Liabilities and Stockholders’ Deficit	$ 514,091	$ 801,597

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE YEAR ENDED DECEMBER 31,

	2008	2007

Revenues	$ 811,567	$ 1,051,764
Less: Excise taxes	(40,405)	(49,194)
Net revenues	771,162	1,002,570

Cost of sales	717,843	858,570
Gross profit (loss)	53,319	144,000
Operating expenses:
Amortization	3,889	6,542
Deferred Financing Costs	150,314	2,456
Legal and accounting	107,221	94,841
Management compensation	91,154	119,737
Stock-based compensation (note 10)	13,952	37,886
Stockholder relations	5,000	162,095
Selling expenses	103,222	124,857
Other	200,295	191,945
Total operating expenses	675,047	740,359
Loss from continuing operations	(621,728)	(596,359)

Discontinued operations
Revenues from discontinued operations	222,277	201,721
Expenses from discontinued operations	(486,230)	(391,738)
Loss from discontinued operations	(263,953)	(190,017)
Other Income (Expense):
Miscellaneous income	238	4,308
Bad debt recovery	45,035	-
Debt forgiveness	191,800	-
Gain on equipment sales		1,474
Gain on sale of trademark	7,405
Loss on marketable securities	(76,434)
Loan fees	(12,380)	-
Interest expense	(174,847)	(98,100)
Stock warrant financing cost	-	(122,869)
Total other (expense)	(19,183)	(215,187)
Net (Loss)	$ (904,864)	$ (1,001,563)
Preferred dividends	14,326	6,674
Net Loss attributable to common shareholders	$ (919,190)	(1,008,237)
Net Loss per share	$ (.27)	$ (.35)
Net loss attributable to continuing operations	$ (640,911)	$ (811,546)
Net Loss per share	$ (.19)	$ (.27)
Let loss attributable to discontinued operations	$ (263,953)	$ (190,017)
Net Loss per share	$ (.08)	$ (.06)
Weighted Average Shares Outstanding	3,371,816	3,025,167

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Balance, December 31, 2006			2,418,000	241	594,845	(1,220,385)	(625,299)

Stock issued for cash at $0.35, March, 2007			400,000	40	129,385		129,425
Stock purchase warrants issued in financing, March, 2007					122,869		122,869
Stock issued for cash at $0.33, July, 2007			282,000	28	93,032		93,060
Stock issued for cash at $0.50, September, 2007			100,000	10	49,990		50,000
Advances converted to Preferred Stock at $0.75, September, 2007	300,000	30			224,970		225,000
Advance and accrued interest converted to stock, September, 2007			15,000	2	9,973		9,975
Paid-in capital related to common stock previously subject to rescission					10,000		10,000
Shares issued for investor relations at $1.10, September, 2007			100,000	10	109.990		110,000
Shares issued for loan fees at $0.70, December, 2007			15,000	2	10,498		10,500
Shares issued for compensation at $0.60, December, 2007			5,000	1	2,999		3,000
Stock-based compensation – options					37,886		37,886
Deferred financing costs on line of credit					95,270		95,270
Dividends on Preferred Stock					(6,674)		(6,674)
Net (Loss) before net dividends	-	-	-	-	-	(1,001,563)	(1,001,563)
Balance, December 31, 2007	300,000	30	3,335,000	334	1,485,033	(2,221,948)	(736,551)

Shares issued for compensation at $0.50, March, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, March, 2008			18,000	1	8,999		9,000
Deferred financing costs on line of credit for three months ended March 31, 2008					80,960		80,960
Shares issued for compensation at $0.50, June, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, June, 2008			3,500		1,750		1,750
Deferred financing costs on line of credit for three months ended June 30, 2008					17,830		17,830
Shares issued for trade liability at $.30 per share, September, 2008			21,225	2	6,365		6,367
Shares issued for loan fees at $.25 per share, August, 2008			1,500		375		375
Shares issued for compensation at $.25 per share, August, 2008			6,000	1	1,499		1,500
Stock-based compensation – options					13,352		13,352
Deferred financing costs on line of credit for three months ended September 30, 2008					6,830		6,830
Shares issued for compensation at $.10 per share, December 1, 2008			6,000		600		600
Shares issued for loan fees at $.10 per share, December, 2008			1,300		130		130
Deferred financing costs on line of credit for three months ended December 31, 2008					90,820		90,820
Dividends on Preferred Stock for the year ended					(14,326)		(14,326)
Net (Loss) before net dividends	-	-	-	-	-	(904,864)	(904,864)
Balance, December 31, 2008	300,000	30	3,404,525	340	1,706,215	(3,126,812)	(1,42)

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$ (904,864)	$ (1,001,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,141	29,793
Amortization of intangibles	3,889	8,998
Stock-Based Compensation and expenses	13,952	161,386
Stock purchase warrants issued in financing	-	122,869
Deferred financing costs	206,788	95,270
Preferred stock dividends	14,326	6,674
Impairment to Fixed Assets	82,730	-
	352,826	424,990
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	144,836	(76,155)
Inventories	88,376	(5,856)
Prepaid expenses	(2,607)	11,265
Marketable Securities	(73,952)	-
Increase (decrease) in:
Checks written in excess of funds available	(39,927)	36,762
Accounts payable	135,466	29,918
Accrued Expenses	76,930	(16,972)
	329,122	(21,038)

Net cash (used in) operating activities	(222,916)	(597,611)

Cash Flows from(used in) Investing Activities:
Investment in fixed assets	(5,491)	(39,812)
Net Investment in intangibles and other assets	14,856	(113,756)
Net cash from (used in) investing activities	9,365	(153,568)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	-	272,485
Liabilities converted to stock	6,367	244,975
Net Increase in Notes Payable	223,701	238,059
Net cash from financing activities	230,068	755,519

Increase (Decrease) in Cash and Cash Equivalents	$ 16,517	$ 4,340
Cash and Cash Equivalents, beginning of period	4,684	344
Cash and Cash Equivalents, end of period	$ 21,201	$ 4,684
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 118,373	$ 98,100

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

Description of Business - Golden West Brewing Company, Inc., a Delaware Corporation, and its wholly-owned California subsidiary Golden West Brewing Company (hereinafter referred to as “The Company” on a consolidated basis) were formed in 2003 for the purpose of acquiring Butte Creek Brewing Company, LLC ("Butte Creek").  The acquisition of Butte Creek was completed on August 31, 2005.  In 2008, the Company formed a wholly-owned Washington subsidiary, Golden West Brewing, Inc. which is engaged in the business of investing in speculative securities.

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2008 and December 31, 2007, and its results of operations for the twelve month periods ended December 31, 2008 and 2007 and its cash flows for the twelve month periods ended December 31, 2008 and 2007 and the statement of stockholder’s deficit as of December 31, 2008 and December 31,2007 The accompanying financial statements should be read in conjunction with the notes thereto filed as a part of the Company's annual report on Form 10-K.  All inter-company account balances and transactions are eliminated in consolidation.

In January 2009, we discontinued brewing operations at our Chico, California brewery.  In February 2009, we entered into a three (3) year contract brewing agreement with an unrelated brewery located in California and as a result will outsource the brewing and bottling of all our beers in 2009.  As a result of the closure of our brewing facility, we expensed an impairment charge to fixed assets of $82,730.  We have retained an independent equipment broker to sell our brewery equipment and are obligated to pay him a 10% commission on any completed transactions.  As a result, our equipment was fairly valued at $152,590 as of December 31, 2008 and is listed on the Balance Sheet as property and equipment assets held for sale.

We also had an operating loss from discontinued operations of $263,953 in 2008 related to the closure of our brewing facility.

Accounts Receivable - Accounts receivable are reported at net realizable value.  The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends and other information.   Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventory  Inventory is stated at the lower-of-average cost or market computed on a first-in first-out basis.  Inventory values as of December 31, 2008 and 2007 are classified as follows:

Inventory Class	2008	2007
Finished Product	$ 34,550	$ 83,338
Manufacturing Materials	63,925	92,451
Goods in Process	11,020	22,082
Total	$ 109,495	$ 197,871

Fixed Assets – Fixed assets are valued at historical cost less accumulated depreciation.  Depreciation is computed on a straight-line basis.  Fixed Assets values net of accumulated depreciation as of December 31, 2008 and 2007 are classified as follows:

Fixed Asset Class	Life	2008	2007
Manufacturing equipment	5-15 yrs	$ -	$ 240,965
Draft equipment and kegs	5 yrs	-	21,494
Vehicles	5 yrs	-	2,670
Computers and lab equipment	5 yrs	-	823
Office furniture and fixtures	5 yrs	-	148
Leasehold improvements	30 yrs	-	3,667
Trademarks and domain names	n/a	-	6,330
Assets held for sale	n/a	152,590	-
Totals		$ 152,590	$ 276,097

As a result of the closure of our brewing facility, we expensed an impairment charge to fixed assets of $82,730.  We have retained an independent equipment broker to sell our brewery equipment and are obligated to pay him a 10% commission on any completed transactions.  As a result, our equipment was fairly valued at $152,590 as of December 31, 2008 and is listed on the Balance Sheet as Assets Held For Sale.

Our Assets Held For Sale are located in our former brewing facility in Chico, California.  Our landlord filed suit against us for back rent in February 2009.   We reached a settlement of this lawsuit in March 2009.  The settlement requires us to pay rent on a month-to-month basis to retain possession of these premises.   In addition, our property and casualty insurance for these premises lapsed in 2009.  Our failure to properly insure these premises and equipment or failure to pay rent on a monthly basis could result in a much greater impairment charge on these fixed assets in 2009.

Income Recognition - The Company recognizes revenues at the point of sale when title to the product changes hands to the buyer.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates. The Company's financial statements are based upon a number of significant estimates including the allowance for doubtful accounts, inventory valuation, amortization, impairment of assets and the carrying value of our marketable securities.   Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the estimates for these items could be further revised in the near term and such revisions could be material.

Financial Instruments - The Company discloses fair value information about financial instruments when it is practicable to estimate that value. The carrying value of the Company's cash, cash equivalents, and accounts payable approximate their estimated fair values due to their short-term maturities.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At December 31, 2007 and 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Intangibles - Intangibles consists of goodwill, trade names and trademarks. Intangibles other than goodwill are amortized using the straight-line method over the estimated useful life of the intangibles. The $25,000 of acquired intangible assets relate to trade names and trademarks that had an expected remaining useful life of approximately five years at the time of their purchase in August 2005 are being amortized over a 5-year period.  In addition, we have capitalized an additional $7,735 in costs associated with the development of our registered trademark portfolio that are also being amortized over a 5-year period.    Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, "Goodwill and Other Intangibles," but are tested for impairment on an annual basis.

As part of the 2006 annual impairment review, we elected to impair 100% of  the remaining goodwill associated with the Butte Creek acquisition in August 2005.

Recent Accounting Pronouncements - There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

Basis of Presentation - Going Concern - Generally accepted accounting principles in the United States of America contemplates the continuation of the Company as a going concern. However, the Company has sustained losses from operations, and has a net working capital deficit and is in default on significant commitments, which raise substantial doubt about the Company's ability to continue as

a going concern.   Management of the Company believes that the additional capital from the sale of marketable securities and/or assets, potential loan proceeds combined with improved results from operations as a result of our new production outsourcing model will be sufficient for the continued viability of the company, however there can be no assurance that any of the foregoing will occur.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

2.  Marketable Securities

In 2008, we formed a wholly-owned Washington subsidiary, Golden West Brewing, Inc. which is engaged in the business of investing in speculative securities.   As of December 31, 2008, this subsidiary owned the following marketable securities:

No. of Shares	Security	Cost	MV @ 12/31/08	Unrealized g/l
19,353	Edge Petroleum Convertible Preferred	$114,286	$32,126	($82,160)
22,000	Dollar Thrifty Auto Group	$ 22,346	$24,198	+$1,852
1,200	SL Green Realty Corp – Series C Preferred Stock	$ 16,875	$17,628	+$753
Total		$153,507	$73,952	($79,555)

We expensed an impairment charge of $79,555  to record the fair value at 12-31-08 of our marketable securities.

In 2008, we bought and sold securities that resulted in net income of $3,120.89.

No. of Shares	Security	Gain/Loss
1,000	Wachovia Bank Preferred Stock	+$1,909.81
5,000	Dollar Thrifty Auto Group	+$1,211.08

.

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

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of December 31, 2008, the Tiffany Grace note had current maturities of $8,893.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and were payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of December 31, 2008, the Power Curve and Lone Oak notes had accrued interest of $6,750 and $1,191 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of December 31, 2008, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $29,025 and $12,150 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of December 31, 2008 the note had accrued interest of $4,969.

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and matured on December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On December 31, 2008 John Power forgave the $115,000 debt, plus $9,200 in accrued interest, and Power Curve forgave $55,000 of its debt, plus the $5,700 portion of accrued interest.  Consequently, as of December 31, 2008, these notes had current maturities of $0 and $100,000 respectively and had accrued interest of $0 and $16,000 respectively.

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

3.

In consideration of the assignments of the Advances owed to Power by the Company, Shana Capital and Webquest each executed and delivered, in favor of Power, their promissory note in the amount of $112,500.  Under the terms of each promissory note, the principal balance together with accrued interest at the rate of 7% per annum are due and payable, in full, on December 31, 2008.  These notes remain unpaid as of March 31, 2009.

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

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 is not collateralized and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  As of March 31, 2009, this debenture remains unpaid and has not been converted by the holder into common stock.  The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of advances under this conversion for 2008 representing deferred financing fees is $15,110 which was credited to Additional paid in capital and charged to deferred financing fees.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is guaranteed by of John C. Power, the Company’s Chief Executive Officer.  As of December 31, 2008, the balance of this note was $10,000 plus accrued interest of 1,422.

Effective December, 2008, the Company issued its Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The debenture is collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.

During the year ended December 31, 2007, John Power and affiliates of Mr. Power have made short-term advances to the Company that remained unpaid as of December 31, 2007 and 2008 in the amounts of $112,744 and $107,425 respectively.   The advances are uncollateralized and due on demand and had accrued interest of $6,000 in 2007 and $12,000 in 2008 for total accrued interest of $18,000.

Subsequent to December 31, 2008, John Power and affiliates of Mr. Power made additional short-term advances to the Company which have been repaid as of April 14, 2009.  The advances were uncollateralized and due on demand.  Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.  The total value of advances under the credit facility during 2008 and 2007 representing deferred financing fees is $198,474 and $2,456 which was credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement.

The Company has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.   The credit agreement is collateralized by a senior lien and security interest in the Company’s tangible and intangible assets.  The lenders under the credit agreement are John C. Power, John Gibbs, Shana Capital and Clifford L. Neuman, the Company’s legal counsel.  As of December 31, 2008 an aggregate amount of $343,000 has been drawn under this credit facility and 34,300 shares have been issued as loan fees.

Lines of Credit -The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14.25% as of December 31, 2008. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek, LLC's Managing Member and our former general manager. The outstanding balance as of December 31, 2008 was $23,852.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 27.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek, LLC’s managing member and our former general manager. The outstanding balance on December 31, 2008 was $8,703.

Notes Payable December 31, 2008	Current Portion	Long-Term Portion	Accrued Interest	Interest Rate	Maturity Date	Collateralized
Lines of Credit
Bank of America (Atmore)	$ 8,703	-	-	27.98%	Demand	No
Wells Fargo (Atmore)	23,852	-	-	14.25%	Demand	No
TOTAL	$ 32,555	-	-

Notes Payable – Related Parties
Power Curve, Inc. #1	$ 50,000	-	$ 6,750	9%	Sep., 2008	Yes
Power Curve, Inc. #2	90,000	-	12,150	9%	Dec., 2008	Yes
Power Curve, Inc. #3	100,000	-	16,000	8%	Dec., 2008	Yes
John C. Power #1	215,000	-	29,025	9%	Dec., 2008	Yes
Credit Facility	343,000	-	24,214	8%	Dec., 2008	No
Lone Oak Vineyards	11,054	-	1,191	9%	Sep., 2008	Yes
John Gibbs	200,000	-	1,574	6%	Dec., 2009	Yes
Sea Ranch Lodge & Village	100,000	-	18,000	12%	Demand	No
TOTAL	$ 1,109,054	-	$ 108,904

Notes Payable - Unaffiliated
Tiffany Grace	$ 8,708	$ -	$ 186	9%	Mar., 2008	Yes
B. Detweiller	8,136	-	4,969	8%	Demand	No
Hirschburg	10,000	-	1,422
BRK Holdings, LLC	17,950	-	2,198	12.246%	Nov., 2008	No
Dayton Misfeldt Trust	23,937	-	2,154	9%	Dec., 2008	Yes
	$ 68,731	$ -	$ 10,929

The Company has pledged substantially all of its assets to secure some of its notes and obligations. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

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

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of December 31, 2008, the Tiffany Grace note had current maturities of $8,893.  The Power Curve and Lone Oak notes were executed in September,

2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of December 31, 2008, the Power Curve and Lone Oak notes had accrued interest of $6,750 and $1,191 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of December 31, 2008, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $29,025 and $12,150 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of December 31, 2008 the note had accrued interest of $4,969.

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On December 31, 2008 John Power forgave the $115,000 debt, plus $9,200 in accrued interest, and Power Curve forgave $55,000 of its debt, plus $5,700 in accrued interest.  Consequently, as of December 31, 2008, these notes had current maturities of $0 and $100,000 respectively and had accrued interest of $0 and $16,000 respectively.

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  The debenture is unsecured.  The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of advances under this conversion for 2008 representing deferred financing fees is $15,110 which was credited to Additional paid in capital and charged to deferre3d financing fees.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also guaranteed by John C. Power, the Company’s Chief Executive Officer.  As of December 31, 2008, the balance of this note was $10,000 plus $1,422 in accrued interest.

On March 15, 2007, we completed the private placement of units, each unit consisting of one share of the Company’s Common Stock (“Common Stock”) and one Warrant exercisable to purchase one additional share of Common Stock at an exercise price of $0.40 per share for a period of two years from the date of issue (“Warrants”).  Collectively, the Common Stock and Warrants are, hereinafter, referred to as “Units”.  The private offering price was $0.35 per Unit.  In total, we sold 400,000 units.  The units were sold to a total of three (3) investors, each of whom qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  One of the three investors was John Power, The Company’s C.E.O. and Director.  These warrants expired on March 15, 2009.

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

3.

In consideration of the assignments of the Advances owed to Power by the Company, Shana Capital and Webquest each executed and delivered, in favor of Power, their promissory note in the amount of $112,500.  Under the terms of each promissory note, the principal balance together with accrued interest at the rate of 7% per annum are due and payable, in full, on December 31, 2008.  These notes remain unpaid as of March 31, 2009.

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

Effective December 1, 2007, the Company entered into an employment agreement with its President, Mark Simpson, providing for the issuance to Mr. Simpson of an aggregate of 13,000 shares of the Company’s common stock as compensation for his services as President.  Concurrently, the Company also entered into a consulting agreement with Artisan Food and Beverage Group, Inc., a company owned and controlled by Mr. Simpson, providing for the provision of consultation services to the Company in consideration of a consulting fee in the amount of $4,500 per month.  The consulting agreement terminated on December 31, 2008 and $9,000 is still due and payable under this agreement.

During the year ended December 31, 2007, John Power and affiliates of Mr. Power have made short-term advances to the Company that remained unpaid as of December 31, 2007 and 2008 in the amounts of $112,744 and $107,425 respectively.   The advances are uncollateralized and due on demand and had accrued interest of $6,000 in 2007 and $12,000 in 2008 for total accrued interest of $18,000.

Subsequent to December 31, 2008, John Power and affiliates of Mr. Power made additional short-term advances to the Company which have been repaid as of April 14, 2009.  The advances were uncollateralized and due on demand.

In January, 2008, the Company issued a Convertible Debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  The debenture is uncollateralized and remains outstanding as of March 31, 2009. The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of advances under this conversion for 2008 representing deferred financing fees is $15,110 which was credited to Additional paid in capital and charged to deferred financing fees.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also guaranteed by John C. Power, the Company’s Chief Executive Officer.  As of December 31, 2008, the balance on this note was $10,000 plus accrued interest of 1,422.

Effective December, 2008, the Company issued its Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The debenture is collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.  The debenture was issued to a major shareholder.  The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of advances under this conversion for 2008 representing deferred financing fees is $5,858 which was credited to Additional paid in capital and charged to financing fees.

Credit Agreement

     In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.  The total value of advances under the credit facility during 2008 and 2007 representing deferred financing fees is $198,474and $2,456 which were credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement.

The Company has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.  The credit agreement is secured by a senior lien and security interest in the Company’s tangible and intangible assets.  The lenders under the credit agreement are John C. Power, John Gibbs, Shana Capital and Clifford L. Neuman, the Company’s legal counsel.

These related party transactions have not been evaluated for fairness.

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

Future minimum lease payments under this lease are as follows:

Year Ending December 31,

2009	$44,712
2010	$22,356

On February 9, 2009, BRK Holdings, LLC (“landlord”) filed suit against us for 4 months of delinquent rent of $14,904 and legal fees of $800.  We have negotiated a settlement that allows us to retain possession of the premises by paying rent on a month-to-month basis.  We paid March 2009 rent on March 31, 2009.  We are required to pay April 2009 rent by April 15, 2009 and May 2009 and each month thereafter by the 5th of that month as long as the premises remain in our possession.  The building contains all of our brewing equipment.  If we default on our settlement with the landlord, they are entitled to dispose of any equipment remaining on the premises.  We are still liable for the delinquent rent amount of $14,904 and future rents due under the lease.

6.     Commitments & Contingencies

A.  Delinquent Taxes

At December 31, 2008, the Company had outstanding payroll tax liabilities of $35,111. Of these amounts $34,137 are considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"), and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At December 31, 2008, the Company had alcohol related taxes payable to federal and state taxing authorities of $8,977. The detail of those taxes payable is as follows:

December 31, 2008
Tax Agency	Due	Delinquent
Internal Revenue Service	$34,552	$34,137	PAYROLL TAXES
CA Employment Development Department	$ 558	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 7,966	$ 4,491	EXCISE TAX
CA Board of Equalization	$ 1,010	$ 0	EXCISE TAX
CA Board of Equalization	$ 493	$ 0	SALES AND USE TAX
CA Department of Conservation	$24,691	$24,691	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 3,558	$ 0	PROPERTY TAXES

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

B.  There are two material legal proceedings in which either we or any of our affiliates were involved in 2008 and 2009 which could have a material adverse effect on our business, financial condition or future operations.

1.

 On January 6, 2009, Capital Beverage Co. and Capital Coors Co. (“Capital”) filed suit against Crown Imports LLC, Butte Creek Brewing Company and Bison Brewing Company alleging that the defendants had unlawfully cancelled their distribution contracts with Capital.   Capital is seeking damages equal to fair market value of the respective brands.    This amount is expected not to exceed $75,000.  We intend to vigorously defend this lawsuit but a contingency exists as to the ultimate outcome in this matter.

2.

Our Chico, California brewery lease was in default and we were sued by BRK Holdings, LLC (“ landlord”) in February 2009 for back rent of $14,904 and legal fees of $800.  We have negotiated a settlement that allows us to retain possession of the premises by paying rent on a month-to-month basis.  We paid March 2009 rent on March 31, 2009.  We are required to pay April 2009 rent by April 15, 2009 and May 2009 and each month thereafter by the 5th of that month as long as the premises remain in our possession.  The building contains all of our brewing equipment.  If we default on our settlement with the landlord, they are entitled to dispose of any equipment remaining on the premises.  We are still liable for the delinquent rent amount of $14,904 and future rents due under the lease.

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

In consideration of the assignments of the Advances owed to Power by the Company, Shana Capital and Webquest each executed and delivered, in favor of Power, their promissory note in the amount of $112,500.  Under the terms of each promissory note, the principal balance together with accrued interest at the rate of 7% per annum are due and payable, in full, on December 31, 2008.  These notes remain unpaid as of March 31, 2009.

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

Beginning in December, 2007, the Company commenced issuing 1,000 shares of common stock per month of service pursuant to its Employment Agreement with its President, Mark Simpson.  A total of 13,000 shares were issued to Mr. Simpson.

In December, 2007, the Company entered into a Credit Agreement with four individuals providing for a revolving line of credit in the maximum principal amount of $350,000.  The Company agreed to pay a financing fee in the form of 100 shares of common stock for every $1,000 in advances made under the Credit Agreement.  A total of 19,300 shares were issued in 2008 under this agreement.   As of March 31, 2009, the Company has borrowed $343,000 under the Credit Agreement and has issued an aggregate of 34,300 shares of common stock as a financing fee.

Effective December, 2007, the Company issued its Convertible Debenture in the principal amount of $30,000 evidencing a portion of its outstanding account payable in favor of its legal counsel.  The Debenture is convertible at the option of the holder into shares of common stock at a conversion price equal to $0.60 per share.  This debenture remains unpaid and outstanding as of March 31, 2009.

The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of advances under this conversion for 2008 representing deferred financing fees is $15,110 which was credited to Additional paid in capital and charged to deferred financing fees.

In December 2007, the Company granted a one-time bonus of 1,000 common shares to three employees for a total of 3,000 common shares.  The shares were valued at $.50 per share and were expensed in 2007.

Effective March, 2008, the Company issued an aggregate of 5,000 shares of common stock to one investor as a financing fee for a loan to the Company in the principal amount of $50,000.

In 2007 and 2008, the Company granted and issued an aggregate of 26,000 shares of common stock:  13,000 to its President, Mark Simpson; and, 13,000 shares to its Chief Financial Officer of a wholly-owned subsidiary.  The shares were issued for services for the 13 month period ended December 31, 2008.

8.     Income Taxes

The Company has an estimated net operating loss carry forward, net of unrealized loss on securities sales of $79,555, of approximately $3,110,484 and $2,285,175 at December 31, 2008 and December 31, 2007, respectively, to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through 2025, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

	December 31, 2008	December 31,2007	Prior Years
Net operating losses carry forward	$ 825,309	$ 1,001,564	$ 1,283,611
Effective Tax rate	18.5%	18.5%	18.5%
Deferred income tax	105,682	185,289	237,468
Deferred income tax allowance	(152,682)	(185,289)	(237,468)
Net deferred income tax asset	$ -	$ -	$ -

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for all periods presented is as follows:

Tax (benefit) at Federal statutory rate	(15.00)%
State tax (benefit) net of Federal benefit	(3.50)
Valuation allowance	18.50
Tax provision (benefit)	-

9.      Investor Relations Agreement

 The Company entered into a 6-month contract effective October 15, 2007 with an unrelated company to provide Investor Relations.  The Company paid Red Chip Companies, Inc. $50,000 cash and

100,000 shares of common stock valued at $110,000 for an aggregate of $160,000 for these services that was expensed in the year ended December 31, 2007.

10.       Equity Incentive Plan:

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  That in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The foregoing options are subject to vesting and become exercisable 50% on the date of grant; 16.67% on July 31, 2007; 16.67% on July 31, 2008; and 16.67% on July 31, 2009,  subject to the holder continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.  Options vest over 5 years and the 2008 expense was $13,952.

The options were granted to five persons who serve as directors, employees or consultants to the Company.  Presently only one of the five original recipients is still with the Company.  The one remaining option holder has 50,000 options.   All of the other options have expired except for 75,000 options that were vested to Scott Burchell as part of his separation agreement with the Company.  The options held by Burchell will expire on August 8, 2011. The shares issuable upon exercise of the options will be “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.

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

The following tables present summarized information about fixed price stock options at December  31, 2008:

Options outstanding at December 31, 2007	400,000
Granted	-
Exercised	-
Forfeitures	(275,000)
Options outstanding at December 31, 2008	125,000

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Price	Number Exercisable
$0.50	350,000	5 years	$0.50	125,000

The fair value of the options granted in fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	75%
Risk-free interest rate	4.85%

11.       Subsequent Events:

A   Subsequent to December 31, 2008, John Power and affiliates of Mr. Power made additional short-term advances to the Company which have been repaid as of April 14, 2009.  The advances were uncollateralized and due on demand.

B.  In January 2009, we discontinued brewing operations at our Chico, California brewery.  In February 2009, we entered into a three (3) year contract brewing agreement with an unrelated brewery located in California and as a result will outsource the brewing and bottling of all our beers in 2009.  As a result of the closure of our brewing facility, we expensed an impairment charge to fixed assets of $82,730.  We have retained an independent equipment broker to sell our brewery equipment and are obligated to pay him a 10% commission on any completed transactions.  As a result, our equipment was fairly valued at $152,590 as of December 31, 2008 and is listed on the Balance Sheet as Assets Held For Sale.

We also had an operating loss from discontinued operations of $263,953 in 2008 related to the closure of our brewing facility.

C.  On January 6, 2009, Capital Beverage Co. and Capital Coors Co. (“Capital”) filed suit against Crown Imports LLC, Butte Creek Brewing Company and Bison Brewing Company alleging that the defendants had unlawfully cancelled their distribution contracts with Capital.   Capital is seeking damages equal to fair market value of the respective brands.    This amount is expected not to exceed $75,000.  We intend to vigorously defend this lawsuit but a contingency exists as to the ultimate outcome in this matter.

.

D. Our Chico, California brewery lease was in default and we were sued by BRK Holdings, LLC (“ Landlord”) in February 2009 for back rent of $14,904 and legal fees of $800.  We have negotiated a settlement that allows us to retain possession of the premises by paying rent on a month-to-month basis.  We paid March 2009 rent on March 31, 2009.  We are required to pay April 2009 rent by April 15, 2009 and May 2009 and each month thereafter by the 5th of that month as long as the premises remain in our possession.  The building contains all of our brewing equipment.  If we default on our settlement with the landlord, they are entitled to dispose of any equipment remaining on the premises.  We are still liable for the delinquent rent amount of $14,904 and future rents due under the lease.

E.  The Chief Financial Officer of our California subsidiary, Dan Del Grande, resigned effective March 31, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our Principal Executive Officer and our Principal Financial Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. As of December 31, 2008, the following significant deficiencies in our internal control over financial reporting were identified:

(1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system. The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Principal Executive Officer and our Principal Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports.

(2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

(3)  Due to a shortage in working capital, the Company has lacked the resources to retain and maintain adequate human resources to implement formal systems and documented procedures or conduct sufficient testing that permit the timely accumulation of information and preparation of financial statements.

(4)  The Company does not maintain an employee handbook, and reviews were not current.

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

 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During 2008, there were no changes in the Company's internal controls over financial reporting, known to the Principal Executive Officer and our Principal Financial Officer, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

ITEM 9B.	OTHER INFORMATION

       None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

       Our executive officers, key employees and directors and their respective ages and positions are set forth below:

Name	Age	Position

John C. Power(1)	46	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary and Director

Brian Power(1)	43	Director

Mark Simpson	48	President

________________________________

(1)   John C. Power and Brian Power are brothers.

John C. Power, age 46, has been a director of Golden West since its inception in December 2003 and Chief Financial Officer since March 2005.  He has served as President from December 2005 to December 2007 and as Secretary since January, 2007.   Since March 2008, Mr. Power has also served as a director of Reserve Energy Corporation, a small private oil and gas exploration and production company.  From September 2008 to the present, Mr. Power has served as an officer and director of Hungry Hunter, Inc. a California based restaurant enterprise.  He was President (since September 1992) and Director (since September 1989) of Redwood MicroCap Fund, Inc., a registered closed-end investment company regulated under the Investment Company Act of 1940, until March 2005.  In addition, until March 2005, he served as Vice President of TriPower Resources, Inc., an oil and gas exploration company, (since December 1993), President and Director of Alta California Broadcasting, Inc. which operates local market radio stations, (since May 1994), President and Director of Four Rivers Broadcasting, Inc., also a radio broadcaster, (since May 1997),and Managing Member of Nova Redwood, LLC, which held undeveloped real property which has now been sold, (since November 1999). He is Co-Managing Member of Wyoming Resorts, LLC, which owns and operates an historic hotel in Thermopolis, Wyoming, (since June 1997), Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway Resorts, LLC, (from May 2002), Managing Member of Yellowstone Gateway Resorts, LLC, which owned and operated the Gallatin Gateway Inn, (from May 2002) and was co-Managing Member of Napa Canyon, LLC, which owns undeveloped real estate in Napa, California, (since September 2001).  On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee.  Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11.   He served as Director of Redwood Energy, Ltd. from 1994 to 2004, President and Director of Redwood Broadcasting, Inc. from December 1994 to June 1998, President and Director of Power Surge, Inc., which was involved in radio broadcasting from December 1996 to June 1998.  He also serves as President of Power Curve, Inc., a private investment company, (since 1986), Managing Member of Sea Ranch Lodge and Village, LLC, which owned and operated the Sea Ranch Lodge in Sonoma County, California, (since December 1997), Managing Member of Best of Sea Ranch, LLC, which owns a 50% interest in Sea Ranch Escapes which is involved in home rentals at the Sea Ranch (since December 2004) and co-Managing Member of Napa Partners, LLC, which is a real estate holding company (since November 1999).  He also served as Managing Member of Sea Ranch California, LLC from December 1997 to June 2004.  Mr. Power attended Occidental College and University of California at Davis.

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

Brian Power, age 43, was CEO, President and Director of Golden West since its inception in December 2003.  He resigned as President and CEO in December 2005. He has been President and Director from February 1997 to the present of Lone Oak Vineyards, Inc., a California real estate investment company.  From October 1998 to present, he has been founder and managing member of Spirit of Adventure, LLC, formed to develop deep ocean exploration technologies and design and build high technology-based manned submersibles.  From February 2002 to present, he has been founder and managing member of West Indies Investments, LLC, a company that sponsors tourist excursions in Providenciales, Turks and Caicos Islands, and the British West Indies.  He has been Director of Snuba, Inc. from 1996 to present, a licensor of and manufacturer of patented dive apparatus.  From September 1996 to April 2002, he was a Director of Combined Penny Stock Fund, Inc., a registered closed-end investment management company regulated under the Investment Company Act of 1940; and from May 2000 to December 2001, served as managing member of Binghampton Meadows, LLC, a single purpose real estate development entity located in Solano County, California.  Mr. Power attended Solano Community College and the University of California at Davis.

Mark Simpson, age 48, Brewmaster and Winemaker, has twenty-three years experience in food and beverage manufacturing. He is the founder and owner of Artisan Group Food and Beverage Group, Inc., through which he provides consulting services to a wide variety of clients engaged in brewing, winemaking and culinary arts. He started his career with Molson Breweries, working with their core brands, as well as brewing international brands under license such as: Lowenbrau, Coors and Kirin.  From 1992 to 2001, he was Brewmaster at Vancouver’s Granville Island Brewing, where he developed award winning brands such as Cypress Honey Lager, the Belgian influenced Christmas Ale and cask aged Scottish Ale. From 2001 to 2005, Mark worked for RJ Spagnols, a division of Vincor International, in a winemaking role, as Director of Research & Development and Quality Assurance. He has a Bachelor of Science degree in Microbiology from the University of British Columbia, 1982; he is a member of the British Columbia Wine Institute and Brewer’s Association of America; a faculty member of the British Columbia Institute of Technology, Food Technology Department; and a past Chairman and founder of the Craft Brewers Association of British Columbia.

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

We have adopted a Code of Ethics applicable to our directors and executive officers.  That Code of Ethics can be viewed at the SEC website: www.sec.gov.  We do not maintain a website. We will provide a copy of the Code of Ethics upon written request to the Company.

Except for the filial relationship between John C. Power and Brian Power, no other family relationship exists among our directors.  There do not exist any arrangements or understandings between any director and any other person pursuant to which any director was elected as such.

2004 Equity Incentive Plan

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  Under the Equity Incentive Plan, our employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or shares of stock.  As required by Section 422 of the Internal Revenue Code of 1986, as amended, the aggregate fair market value of our common stock underlying incentive stock options granted to an employee exercisable for the first time in any calendar year may not exceed $100,000.  The foregoing limitation does not apply to non-qualified options.  The exercise price of an incentive option may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  The same limitation does not apply to non-

qualified options.  An option is not transferable, except by will or the laws of descent and distribution.  If the employment of an optionee terminates for any reason, (other than for cause, or by reason of death, disability or retirement), the optionee may exercise his options within a 90-day period following such termination to the extent he was entitled to exercise such options at the date of termination.  A maximum of 500,000 shares of our common stock are subject to the Equity Incentive Plan.  As of the date of this prospectus, no options, stock appreciation rights or bonus stock have been granted under the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to provide employees, including our officers and employee directors, and non-employee consultants and advisors, with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.

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

As of the date of this Report, we have granted options exercisable to purchase an aggregate of 400,000 shares under the Plan, of which options to purchase 275,000 shares have forfeited.

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

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders except for Mr. Gibbs who failed to file one report covering one transaction in a timely fashion.  In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 11.        EXECUTIVE COMPENSATION

The following table and discussions summarize all plan and non-plan compensation earned by or paid to our chief executive officer for our last three completed fiscal years.  No executive officer received total annual salary and bonus of at least $100,000 during those periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John C. Power, CEO	2008	- 0 -	- 0 -	-	-	-	-	- 0 -	- 0 -
John C. Power, CEO	2007	- 0 -	- 0 -	-	-	-	-	-	- 0 -
Mark Simpson, Pres.	2008	(1)	-0-	12,000 (2)	-	-	-	-	12,000

(1) The Company entered into a consultation agreement with Artisan Food and Beverage Group, Inc., (“Artisan”), a consulting firm controlled by Mark Simpson.  Under the terms of the consulting agreement, Artisan agreed to provide certain strategic services in consideration of a consulting fee equal to $4,500 per month.  This agreement expired on December 31, 2008.  Any services provided in 2009 will be on an hourly basis.

(2)  Effective December 1, 2007, we also entered into a thirteen-month employment agreement with Mark Simpson to serve as President of the Company.  In consideration of his services as President, the Company issued Mr. Simpson 1,000 shares per month for an aggregate of 13,000 shares of the Company’s common stock.  Mr. Simpson continues to serve as President.

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
John Power	-0-	-0-	-0-	-	-	-0-	-	-0-	-
Brian Power	50,000	50,000	-0-	-	-	-0-	-	-0-	-

 Effective February 21, 2007, our wholly-owned subsidiary entered into an Employment Agreement with Daniel Del Grande, the Manager of Bison Brewing, to serve as Chief Financial Officer of the subsidiary for the period beginning February 21, 2007 and ending the earlier of (i) February 20, 2009 or (ii) the termination of the Production Agreement with Bison Brewing Company, LLC.   The Production Agreement terminated by mutual consent on December 31, 2008.  The employment agreement was extended to March 31, 2009.

The following table sets forth information concerning compensation paid to the Company’s directors during the most recently completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John Power	0	0	0	0	0	0	0
Brian Power	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our Directors; and
*	all executive officers and Directors as a group.

The table shows the number of shares owned as of March 31, 2009 and the percentage of outstanding common stock owned as of March 31, 2009.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Ownership as a Percentage of outstanding common shares(3)

Mark F. Simpson	13,000	nil
Daniel Del Grande	13,000	nil
John Gibbs 807 Wood N Creek Ardmore, OK 73041	659,500	19.37%

John C. Power Post Office Box 114 Sea Ranch, CA 95497	633,000	18.59%

Brian Power	150,000 (4)	4.28%

Butte Creek Brewing Company, LLC 500 Orange Street Chico, California (5)	200,000	5.87%

Clifford Neuman 1507 Pine Street Boulder, CO	213,000(6)	6.16%

All officers and directors as a group (four persons)	809,000	23.4%

(1)	Unless otherwise stated, address is 945 West 2nd Street, Chico, California 95928.

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

(3)	Shares and percentages beneficially owned are based upon 3,404,525 shares outstanding on March 31, 2009.

(4)	Includes 50,000 shares that may be acquired under stock option plan.

(5)	Voting and investment power is exercised by the sole manager of Butte Creek, who is Thomas Atmore.

(6)	Includes 50,000 shares issuable upon conversion of a Convertible Debenture in the principal amount of $30,000.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March, 2008.  As of December 31, 2008, the Tiffany Grace note had current maturities of $12,631.  The Power Curve and Lone Oak notes were executed in September,

2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of December 31, 2008, the Power Curve and Lone Oak notes had accrued interest of $2,250 and $197 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of December 31, 2008, these notes had no current maturities and long-term maturities of $215,000 and $90,000 respectively and had accrued interest of $9,675 and $4,050 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of December 31, 2008 the note had accrued interest of $4,318.

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of December 31, 2008, these notes had no current maturities and long-term maturities of $115,000 and $155,000 respectively and had accrued interest of $9,200 and $12,400 respectively.

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

3.

In consideration of the assignments of the Advances owed to Power by the Company, Shana Capital and Webquest each executed and delivered, in favor of Power, their promissory note in the amount of $112,500.  Under the terms of each promissory note, the principal balance together with accrued interest at the rate of 7% per annum are due and payable, in full, on December 31, 2008.   These notes remain unpaid as of March 31, 2009.

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

During the year ended December 31, 2007, John Power and affiliates of Mr. Power have made short-term advances to the Company that remained unpaid as of December 31, 2007 and 2008 in the amounts of $112,744 and $107,425 respectively.   The advances are uncollateralized and due on demand and had accrued interest of $6,000 in 2007 and $12,000 in 2008 for total accrued interest of $18,000.

Subsequent to December 31, 2008, John Power and affiliates of Mr. Power made additional short-term advances to the Company which have been repaid as of April 14,2009.  The advances were uncollateralized and due on demand.

Effective December 1, 2007, the Company entered into an employment agreement with its President, Mark Simpson, providing for the issuance to Mr. Simpson of an aggregate of 13,000 shares of the Company’s common stock as compensation for his services as President.  Concurrently, the Company also entered into a consulting agreement with Artisan Food and Beverage Group, Inc., a company owned and controlled by Mr. Simpson, providing for the provision of consultation services to the Company in consideration of a consulting fee in the amount of $4,500 per month.  The consulting agreement terminated on December 31, 2008.

In January, 2008, the Company issued a Convertible Debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  The debenture is not collateralized.  This debenture remains outstanding as of March 31, 2009.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is secured by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also secured by the personal guarantee of John C. Power, the Company’s Chief Executive Officer. As of December 31, 2008, the balance on this note was $10,000 plus $1,422 in accrued interest.

Effective December, 2008, the Company issued its Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The debenture is collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.  The total value of advances under the credit facility during 2008 and 2007 representing deferred financing fees of $198,474 and $2,456 were credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement.

The Company has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.  The credit agreement is secured by a senior lien and security interest in the Company’s tangible and intangible assets.  The lenders under the credit agreement are John C. Power, John Gibbs, Stephen Calandrella and Clifford L. Neuman, the Company’s legal counsel.  To date, an aggregate of $343,000 has been drawn under this credit facility.

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

	2008	2007

Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings.

	$ 29,400	$ 24,800
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees" above	$ 5,100	$ 8,100
Tax fees - tax compliance, tax advice and tax planning	-	-
All other fees - services provided by our principal accountants other than those identified above	-	-
Total fees paid or accrued to our principal accountants	$ 34,500	$ 32,900

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.

PART IV

ITEM15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

*	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
*	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
*	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
*	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
*	3.1	Amended and Restated Certificate of Incorporation
***	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
*	3.2	By-Laws
*	4.1	2004 Equity Incentive Plan
*	4.2	Form of Subscription Agreement
*	4.3	Specimen common stock certificate
*	10.1	Lease Agreement
*	10.2	Form of Escrow Agreement
*	10.3	Amended Trademark Assignment
*	10.3.2	Initial Assignment of Trademark
*	10.4	Lock-up Letter for Brian Power
*	10.5	Lock-up Letter for John C. Power
*	10.6	Lock-up Letter for J. Andrew Moorer
*	10.7	Amended Fund Escrow Agreement
*	10.8	Lease Agreement with Golden West Brewing Company
*	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
*	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
*	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
*	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
*	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
*	10.14	Amended and Restated Assignment and Assumption
*	10.15	August 7, 1998 Distribution Agreement
*	10.16	Territorial Agreement
*	10.17	November 4, 2002 Distribution Agreement
*	10.18	June 1, 2001 Authorization
*	10.19	July 22, 2004 Authorization
*	10.20	September 1, 2005 Authorization
*	10.22	Second Amended Fund Escrow Agreement
*	10.23	Contract with New Zealand Hops, Ltd., 2006
*	10.24	Contract with New Zealand Hops, Ltd., 2007
*	10.25	Second Amended and Restated Assignment and Assumption
*	10.26	Third Amended Fund Escrow Agreement
*	10.27	Secured Promissory Note with John C. Power
*	10.28	Secured Promissory Note with Power Curve, Inc.
*	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
**	10.30	Production Agreement with Bison Brewing Co.

**	10.31	Employment Agreement with David Del Grande
**	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
****	10.33	Employment Agreement with Mark Simpson
****	10.34	Consultation Agreement with Artisan Food and Beverage Group
*****	10.35	Credit Agreement dated December 11, 2007
******	10.36	Promissory Note dated March 12, 2008
******	10.37	Security Agreement dated March 12, 2008
******	10.38	Guaranty Agreement dated March 12, 2008
*******	10.39	Convertible Debenture dated December 31, 2008
*******	10.40	Security Agreement dated December 31, 2008
*******	10.41	Hypothecation Agreement dated December 31, 2008
********	10.42	Mendocino Production Agreement
*********	10.43	Exclusive Consignment Agency Agreement
#	10.44	Settlement Stipulation with BRK Holdings, LLC
**	14	Code of Ethics
*	21.0	List of Subsidiaries
#	31.	Certification required by Section 13a-14(a) of the Exchange Act.
#	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

**	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 1, 2007 and filed with the Commission on March 8, 2007.

***	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.

****	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.

*****	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.

******	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March14, 2008.

*******	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.

********	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.

*********	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.

#	Filed herewith

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN WEST BREWING COMPANY, INC.

Date: April 14, 2009	By:_/s/ John C. Power______ John C. Power, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

__/s/ John C. Power___ John C. Power	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary & Director	April 14, 2009

__/s/ Brian Power____ Brian Power	Director	April 14, 2009