Form 10-Q
period 2009-03-31
Golden West Brewing Company, Inc.
filed 2009-05-20
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

As of May 15, 2009, the Registrant had 3,404,525 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Golden West Brewing Company, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, and its results of operations for the three month periods ended March 31, 2009  and 2008 and its cash flows for the three month periods ended March 31, 2009  and 2008 and the statement of stockholders’ deficit as of March 31, 2009.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET AS OF
Current Assets:	(Unaudited) March 31, 2009	December 31.2008
Cash and cash equivalents	$ 3,797	$ 21,201
Accounts receivable, net of allowance for doubtful accounts of $0.00 and $23,849 at March 31, 2009 and December 31, 2008 respectively	14,079	39,178
Inventory (Note 1)	95,653	109,495
Marketable Securities (Note 2)	38,540	73,952
Prepaid Expenses	2,014	8,976
Total current assets	154,083	252,802
Fixed Assets:
Property and equipment from discontinued operations held for sale (Note 1)	139,116	152,590
Other Assets:
Intangibles, net of accumulated amortization of $17,917 and $16,667 at March 31, 2009 and December 31, 2008, respectively	18,093	16,068
Deferred financing costs, net of accumulated amortization of $224,241 and $41,270 at March 31, 2009 and December 31, 2008, respectively. (Note 3)	67,469	84,922
Other assets	1,717	7,709
Total other assets	87,279	108,699
Total Assets	$ 380,478	$ 514,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$443,045	$445,353
Accrued expenses	300,261	265,105
Checks issued in excess of funds available	5,814	6,095
Lines of credit payable (Note 3)	33,631	32,555
Advances – related parties (Note 3)	(425)	7,425
Notes payable – other, current portion (Note 3)	68,731	68,731
Notes payable – related party, current portion (Note 3)	1,122,304	1,109,054
Total current liabilities	1,973,361	1,934,318
Long-term liabilities:
Note payable – related party, net of current portion (Note 3)	-	-
Total long-term liabilities	-	-
Total Liabilities	1,973,761	1,934,318
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 9 and 10)
Stockholders’ Deficit:
Preferred Stock, $.0001 par value, 5,000,000 shares authorized, 300,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	30	30
Common stock, $.0001 par value, 20,000,000 shares authorized, 3,404,525 shares issued and outstanding as of March 31, 2009 and December 31, 2008	340	340
Additional paid-in capital	1,705,971	1,706,215
Accumulated (deficit)	(3,299,224)	(3,126,812)
Total Stockholders’ Deficit	(1,592,883)	(1,420,227)
Total Liabilities and Stockholders’ Deficit	$ 380,478	$ 514,091

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE THREE MONTHS ENDED MARCH 31,

	(Unaudited)	(Unaudited)
	2009	2008

Revenues	$ 48,110	$ 286,299
Less: Excise taxes	(1,880)	(12,317)
Net revenues	46,230	273,982

Cost of sales	42,844	211,734

Gross profit (loss)	3,386	62,248

		- -

Operating expenses:
Amortization	1,250	1,586
Deferred Financing Costs	17,453	38,814
Legal and accounting	26,797	19,582
Management compensation	11,250	35,586
Stock-based compensation (note 10)	3,338	3,338
Selling expenses	5,256	34,542
Other	22,379	48,712
Total operating expenses	87,723	182,160

Loss from continuing operations	(84,337)	(119,912)

Discontinued operations
Revenues from discontinued operations	-	65,800
Expenses from discontinued operations	(37,302)	(88,992)
Loss from discontinued operations	(37,302)	(23,192)

Other Income (Expense):
Miscellaneous income	1,289	67
Loss on equipment sales	(6,753)	-
Loan Fees	-	(9,000)
Gain (Loss) on sale of marketable securities	(17,703)	-
Interest expense	(27,606)	(27,720)
Total other (expense)	(50,773)	(36,653)

Net (Loss)	$ (172,412)	$ (179,575)
Preferred dividends	3,582	6,674
Net Loss attributable to common shareholders	$ (175,994)	(186,431)
Net Loss per share	$ (.05)	$ (.06)
Net loss attributable to continuing operations	$ (135,110)	$ (156,565)
Net Loss per share	$ (.04)	$ (..05)
Let loss attributable to discontinued operations	$ (37,302)	$ (23,192)
Net Loss per share	$ (.01)	$ (.01)
Weighted Average Shares Outstanding	3,371,816	3,025,167

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
MARCH 31, 2009 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals

Balance, December 31, 2007	300,000	30	3,335,000	334	1,485,033	(2,221,948)	(736,551)

Shares issued for compensation at $0.50, March, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, March, 2008			18,000	1	8,999		9,000
Deferred financing costs on line of credit for three months ended March 31, 2008					80,960		80,960
Shares issued for compensation at $0.50, June, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, June, 2008			3,500		1,750		1,750
Deferred financing costs on line of credit for three months ended June 30, 2008					17,830		17,830
Shares issued for trade liability at $.30 per share, September, 2008			21,225	2	6,365		6,367
Shares issued for loan fees at $.25 per share, August, 2008			1,500		375		375
Shares issued for compensation at $.25 per share, August, 2008			6,000	1	1,499		1,500
Stock-based compensation – options					13,352		13,352
Deferred financing costs on line of credit for three months ended September 30, 2008					6,830		6,830
Shares issued for compensation at $.10 per share, December 1, 2008			6,000		600		600
Shares issued for loan fees at $.10 per share, December, 2008			1,300		130		130
Deferred financing costs on line of credit for three months ended December 31, 2008					90,820		90,820
Dividends on Preferred Stock for the year ended 12-31-08					(14,326)		(14,326)
Net (Loss) before net dividends	-	-	-	-	-	(904,864)	(904,864)
Balance, December 31, 2008	300,000	30	3,404,525	340	1,706,215	(3,126,812)	(1,420,227)

Stock-based compensation – options					3,338		3,338
Dividends on Preferred Stock for the quarter ended 3-31-09					(3,582)		(3,582)
Net (Loss) before net dividends	-	-	-	-	-	(172,412)	(172,412)
Balance. March 31, 2009	300,000	30	3,404,525	340	1,705,971	(3,299,224)	(1,592,883)

GOLDEN WEST BREWING COMPANY AND SUBSIDARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31 (unaudited),
	2009	2008
Cash Flows from Operating Activities:
Net loss	$ (172,412)	$ (179,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	7,845
Amortization of intangibles	1,250	40,400
Stock-Based Compensation and expenses	3,338	3,338
Deferred financing costs and loan fees	17,453	9,000
	22,041	60,583
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	25,099	(55,535)
Inventories	13,842	(67,677)
Prepaid expenses	6,962	1,319
Marketable Securities	35,412	-
Increase (decrease) in:
Checks written in excess of funds available	(281)	(20,643)
Accounts payable	(2,308)	55,988
Accrued Expenses	35,156	28,826
	113,882	(57,722)

Net cash (used in) operating activities	(32,907)	(170,222)

Cash Flows from(used in) Investing Activities:
Investment in fixed assets	-	(775)
Net Investment in intangibles and other assets	9,027	(22,309)
Net cash from (used in) investing activities	9,027	(23,084)

Cash Flows from Financing Activities:
Proceeds from Paid-In-Capital	-	12.000
Net Increase in Notes Payable	6,476	178,369
Preferred stock dividends	3,582	6,674
Net cash from financing activities	10,058	197,043

Increase (Decrease) in Cash and Cash Equivalents	$ (17,404)	$ (2,937)
Cash and Cash Equivalents, beginning of period	21,201	4,684
Cash and Cash Equivalents, end of period	$ 3,797	$ 1,747
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 118,373	$ 98,100

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

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, and its results of operations for the three month periods ended March 31, 2009 and 2008 and its cash flows for the three month periods ended March 31, 2009 and 2008 and the statement of stockholder’s deficit as of March 31, 2009 and December 31,2008. The accompanying financial statements should be read in conjunction with the notes thereto filed as a part of the Company's quarterly report on Form 10-Q.  All inter-company account balances and transactions are eliminated in consolidation.

In January 2009, we discontinued brewing operations at our Chico, California brewery.  In February 2009, we entered into a three (3) year contract brewing agreement with an unrelated brewery located in California and will outsource the brewing and bottling of all our beers in 2009.  As a result of the closure of our brewing facility, we expensed an impairment charge to fixed assets of $82,730 in 2008.  We have retained an independent equipment broker to sell our brewery equipment and are obligated to pay him a 10% commission on any completed transactions.  As a result, our property and equipment was fairly valued at $152,590 and  $139,116 as of December 31, 2008 and March 31, 2009, respectively.

We incurred an operating loss from discontinued operations of $263,953 in 2008 and $37,302 for the three months ended March 31, 2009 related to the closure of our brewing facility.

Accounts Receivable - Accounts receivable are reported at net realizable value.  The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of

specific customers, historical trends and other information.   Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventory  Inventory is stated at the lower-of-average cost or market computed on a first-in first-out basis.  Inventory values as of March 31, 2009 and December 31, 2008 are classified as follows:

Inventory Class	2009	2008
Finished Product	$ 70,555	$ 34,550
Manufacturing Materials	25,098	63,925
Goods in Process	-	11,020
Total	$ 95,653	$ 109,495

Fixed Assets – Fixed assets are valued at historical cost less accumulated depreciation.  Depreciation is computed on a straight-line basis.  Fixed Assets values net of accumulated depreciation as of March 31, 2009 and December 31, 2008 are classified as follows:

Fixed Asset Class	Life	March 31, 2009	December 31, 2008
Manufacturing equipment	5-15 yrs	$ -	$ -
Draft equipment and kegs	5 yrs	-	-
Vehicles	5 yrs	-	-
Computers and lab equipment	5 yrs	-	-
Office furniture and fixtures	5 yrs	-	-
Leasehold improvements	30 yrs	-	-
Trademarks and domain names	n/a	-	-
Assets held for sale	n/a	139,116	152,590
Totals		$ 139,116	$ 152,590

As a result of the closure of our brewing facility, we expensed an impairment charge to fixed assets of $82,730 in 2008.  We have retained an independent equipment broker to sell our brewery equipment and are obligated to pay him a 10% commission on any completed transactions.  As a result, our property and equipment was fairly valued at $152,590 and $139,116as of December 31, 2008 and March 31, 2009, respectively.

Our Assets Held For Sale are located in our former brewing facility in Chico, California.  Our landlord filed suit against us for back rent in February 2009.   We reached a settlement of this lawsuit in March 2009.  The settlement requires us to pay rent on a month-to-month basis to retain possession of these premises.   In addition, our property and casualty insurance for these premises lapsed in 2009 and we are in the process of obtaining new insurance.   Our failure to properly insure these premises and equipment or failure to pay rent on a monthly basis could result in additional  impairment charges on these fixed assets in 2009.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At March 31, 2009 and December 31, 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Intangibles - Intangibles consists of goodwill, trade names and trademarks. Intangibles other than goodwill are amortized using the straight-line method over the estimated useful life of the intangibles. The $25,000 of acquired intangible assets relate to trade names and trademarks that had an expected remaining useful life of approximately five years at the time of their purchase in August 2005 are being amortized over a 5-year period.  In addition, we have capitalized an additional $10,010 in costs associated with the development of our registered trademark portfolio that are also being amortized over a 5-year period.    Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, "Goodwill and Other Intangibles," but are tested for impairment on an annual basis.

 Recent Accounting Pronouncements - There were various accounting standards and interpretations issued during 2009 and 2008, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

2.  Marketable Securities

In 2008, we formed a wholly-owned Washington subsidiary, Golden West Brewing, Inc. which is engaged in the business of investing in speculative securities.   The following table sets forth marketable securities owned as of March 31, 2009 together with a presentation of realized losses for the period of $56,788,  $39,085in losses were recognized in 2008, and unrealized losses for the current period of $2,864.

No. of Shares	Security	Historical Cost	Market Value @ 3/31/09	Realized Gain/(Loss) 1st Qtr, 2009	Unrealized Gain (Loss) Prior Period	Unrealized Gain/(Loss) 1st Qtr, 2009
9,353	Edge Petroleum Convertible Preferred	$55,233	$11,598	-	$(39,707)	$(3,928)
22,000	Dollar Thrifty Auto Group	$22,346	$25,752	-	$1,852	$1,554
7,000 10,000 1,200	Mendocino Brewing Company Edge Petroleum Conv. Preferred S L Green Realty – Series C Preferred	1,440 $59,053 $16,875	$ 1,190 - -	- $(51,533) $(5,245)	- $(42,453) $753	$(250) - -
Total		$ 154,947	$38,540	$(56.788)	$(79,555)	$(2,864)

.

3. Advances and Notes Payable:

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of March 31, 2009, the Tiffany Grace note had current maturities of $9,089.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and were payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of March 31, 2009, the Power Curve and Lone Oak notes had accrued interest of $7,875 and $1,440 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.  Payments of $7,000 and $8,000 were made to Lone Oak and Power Curve notes, respectively, in May 2009 on these notes.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of March 31, 2009, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $33,863 and $14,175 respectively.  A payment of $15,000 was made to John C. Power in May 2009 on his note.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of March 31, 2009 the note had accrued interest of $5,132.

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and matured on December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On December 31, 2008 John Power forgave the $115,000 debt, plus $9,200 in accrued interest, and Power Curve forgave $55,000 of its debt, plus the $5,700 portion of accrued interest.  Consequently, as of March 31, 2009, these notes had current maturities of $0 and $100,000 respectively and had accrued interest of $0 and $18,000 respectively.

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

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 is not collateralized and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  As of March 31, 2009, this debenture remains unpaid and has not been converted by the holder into common stock.  .  The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of advances under this conversion for 2008 representing deferred financing fees is $15,110 which was credited to Additional paid in capital and charged to deferred financing fees in 2008.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is guaranteed by of John C. Power, the Company’s Chief Executive Officer.  As of March 31, 2009, the balance of this note was $10,000 plus accrued interest of $1,672.

Effective December, 2008, the Company issued its Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The debenture is collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.  The total value of advances under the credit facility during 2008 and three months of 2009 representing deferred financing fees is $75,670 and $17,453 which was credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement in 2008 and three months of 2009 respectively

 On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company “Butte Creek”) a wholly-owned subsidiary of Golden West Brewing Company, a California corporation, (“GWBCA”), itself  a wholly-owned subsidiary of Golden West Brewing Company, Inc., a Delaware corporation (the “Company”) entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes are due and payable July 31, 2009.  Each Note is secured by a Security Agreement covering GWBCA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.

Additionally, on April 28, 2009, Butte Creek executed an Agreement with GWB-CA pursuant to which Butte Creek will extend advances as a factor to GWB-CA and GWB-CA will assign to Butte Creek, as collateral for repayment of the advances, all accounts receivable of GWBCA.  Repayment of the advances is secured by a Promissory Note dated April 28, 2009 in the original principal amount of $48,000 and Security Agreement covering Butte Creek’s accounts receivable and the filing of a Uniform Commercial Code financing statement.

The remaining outstanding balance on these notes as of May 20, 2009 are $24,000 to Neuman plus accrued interest and $17,844 to Power plus accrued interest.

During the years ended December 31, 2007 and 2008,  affiliates of Mr. Power made short-termadvances to the Company that remained unpaid as of December 31, 2008 and March 31, 2009 in the amounts of $107,425 and $100,000  respectively.   The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $21,000 as of December 31, 2008 and March 31, 2009, respectively.

Subsequent to March 31, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company which have been repaid as of May 20, 2009.  The advances were uncollateralized and due on demand.

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminated on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminated on December 31, 2008.  The total value of advances under the credit facility during 2008 and 2007 representing deferred financing fees is $198,474 and $2,456 which was credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement in 2008 and 2007 respectively.

The Company has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.   The credit agreement is collateralized by a senior lien and security interest in the Company’s tangible and intangible assets.  The lenders under the credit agreement are John C. Power, John Gibbs, Shana Capital and Clifford L. Neuman, the Company’s legal counsel.  As of March 31, 2009 an aggregate amount of $343,000 has been drawn under this credit facility and 34,300 shares have been issued as loan fees.

Lines of Credit -The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14.25% as of March 31, 2009. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek, LLC's Managing Member and our former general manager. The outstanding balance as of March 31, 2009 was $24,438.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 27.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek, LLC’s managing member and our former general manager. The outstanding balance on March 31, 2009 was $9,193.

Notes Payable March 31, 2009	Current Portion	Long-Term Portion	Accrued Interest	Interest Rate	Maturity Date	Collateralized
Lines of Credit
Bank of America (Atmore)	$ 9,193	-	-	27.98%	Demand	No
Wells Fargo (Atmore)	24,438	-	-	14.25%	Demand	No
TOTAL	$ 32,555	-	-

Notes Payable – Related Parties
Power Curve, Inc. #1	$ 50,000	-	$ 7,875	9%	Sep., 2008	Yes
Power Curve, Inc. #2	90,000	-	14,175	9%	Dec., 2008	Yes
Power Curve, Inc. #3	100,000	-	18,000	8%	Dec., 2008	Yes
John C. Power #1	215,000	-	33,863	9%	Dec., 2008	Yes
Credit Facility	343,000	-	31,074	8%	Dec., 2008	No
Lone Oak Vineyards	11,054	-	1,440	9%	Sep., 2008	Yes
John Gibbs	183,250	-	4,323	6%	Dec., 2009	Yes
Cliff Neuman, PC	30,000	-	600	8%	Dec., 2008	No
Sea Ranch Lodge & Village	100,000	-	21,000	12%	Demand	No
TOTAL	$ 1,122,304	-	$ 132,349

Notes Payable - Unaffiliated
Tiffany Grace	$ 8,708	$ -	$ 381	9%	Mar., 2008	Yes
B. Detweiller	8,136	-	5,132	8%	Demand	No

Hirschburg	10,000	-	1,672	10%	Demand	No
BRK Holdings, LLC	17,950	-	2,748	12.246%	Nov., 2008	No
Dayton Misfeldt Trust	23,937	-	2,693	9%	Dec., 2008	Yes
	$ 68,731	$ -	$ 12,626

The Company has pledged substantially all of its assets to secure some of its notes and obligations. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

4.      Related Party Transactions

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of March 31, 2009, the Tiffany Grace note had current maturities of $9,089.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and were payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of March 31, 2009, the Power Curve and Lone Oak notes had accrued interest of $7,875 and $1,440 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.   Payments of $7,000 and $8,000 were made to Lone Oak and Power Curve, respectively, on their notes in May 2009.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of March 31, 2009, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $33,863 and $14,175 respectively.  A payment of $15,000 was made on the John Power note in May 2009.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of March 31, 2009 the note had accrued interest of $5,132.

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and matured on December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On

December 31, 2008 John Power forgave the $115,000 debt, plus $9,200 in accrued interest, and Power Curve forgave $55,000 of its debt, plus the $5,700 portion of accrued interest.  Consequently, as of March 31, 2009, these notes had current maturities of $0 and $100,000 respectively and had accrued interest of $0 and $18,000 respectively.

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

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 is not collateralized and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  As of March 31, 2009, this debenture remains unpaid and has not been converted by the holder into common stock.  .  The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of advances under this conversion for 2008 representing deferred financing fees is $15,110 which was credited to Additional paid in capital and charged to deferred financing fees.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is guaranteed by of John C. Power, the Company’s Chief Executive Officer.  As of March 31, 2009, the balance of this note was $10,000 plus accrued interest of 1,672.

Effective December, 2008, the Company issued its Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The debenture is collateralized by the assets owned by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.  The total value of advances under the credit facility during 2008 and three months of 2009 representing deferred financing fees is $75,670 and $17,453 which was credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement in 2008 and three months of 2009 respectively

During the years ended December 31, 2007 and 2008,  affiliates of Mr. Power made short-termadvances to the Company that remained unpaid as of December 31, 2008 and March 31, 2009 in the amounts of $107,425 and $100,000 respectively.   The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $21,000 as of December 31, 2008 and March 31, 2009, respectively

Subsequent to March 31, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company which have been repaid as of May 20, 2009.  The advances were uncollateralized and due on demand.

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

The Company has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.   The credit agreement is collateralized by a senior lien and security interest in the Company’s tangible and intangible assets.  The lenders under the credit agreement are John C. Power, John Gibbs, Shana Capital and Clifford L. Neuman, the Company’s legal counsel.  As of March 31, 2009 an aggregate amount of $343,000 has been drawn under this credit facility and 34,300 shares have been issued as loan fees.

On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company “Butte Creek”) a wholly-owned subsidiary of Golden West Brewing Company, a California corporation, (“GWBCA”), itself  a wholly-owned subsidiary of Golden West Brewing Company, Inc., a Delaware corporation (the “Company”) entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes are due and payable July 31, 2009.  Each Note is secured by a Security Agreement covering GWBCA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.

Additionally, on April 28, 2009, Butte Creek executed an Agreement with GWBCA pursuant to which Butte Creek will extend advances as a factor to GWBCA and GWBCA will assign to Butte Creek, as collateral for repayment of the advances, all accounts receivable of GWBCA.  Repayment of the advances is secured by a Promissory Note dated April 28, 2009 in the original principal amount of $48,000 and Security Agreement covering Butte Creek’s accounts receivable and the filing of a Uniform Commercial Code financing statement.

The remaining outstanding balance on these notes as of May 15, 2009 are $24,000 to Neuman plus accrued interest and $17,844 to Power plus accrued interest.

These related party transactions have not been evaluated for fairness.

5.     Operating Leases

Effective July 1, 2005, the Company entered into a five year lease for office and warehouse space in Chico, California for Butte Creek. The lease provided for initial monthly rent of $3,150, which increased to $3,726 in July 2006 and is subject to annual increases every year starting in July 2007 based on the Consumer Price Index, and expires in 2010.   However, our landlord has not exercised their right to increase our rent based on this lease provision.

Future minimum lease payments under this lease are as follows:

Year Ending December 31,

2009	$33,534
2010	$22,356

On February 9, 2009, BRK Holdings, LLC (“landlord”) filed suit against us for 4 months of delinquent rent of $14,904 and legal fees of $800.  We have negotiated a settlement that allows us to retain possession of the premises by paying rent on a month-to-month basis.  We paid March 2009 rent on March 31, 2009.  We have paid April and May 2009 rent and our June rent and each month thereafter is due by the 5th of that month as long as the premises remain in our possession.  The building contains all of our brewing equipment.  If we default on our settlement with the landlord, they are entitled to dispose of any equipment remaining on the premises.  We are still liable for the delinquent rent amount of $14,904, legal fees of $800 and future rents due under the lease.

6.     Commitments & Contingencies

A.  Delinquent Taxes

At March 31, 2009, the Company had outstanding payroll tax liabilities of $41,839. Of these amounts $34,137 are considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"), and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At March 31, 2009, the Company had alcohol related taxes payable to federal and state taxing authorities of $6,129. The detail of those taxes payable is as follows:

March 31, 2009
Tax Agency	Due	Delinquent
Internal Revenue Service	$40,980	$34,137	PAYROLL TAXES
CA Employment Development Department	$ 859	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 6,493	$ 3,017	EXCISE TAX
CA Board of Equalization	$ (364)	$ 0	EXCISE TAX
CA Board of Equalization	$ 0	$ 0	SALES AND USE TAX
CA Department of Conservation	$ 24,191	$ 24,191	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 3,558	$ 0	PROPERTY TAXES

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

B.  There are two material legal proceedings in which either we or any of our affiliates were involved in 2009 which could have a material adverse effect on our business, financial condition or future operations.

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

2.

Our Chico, California brewery lease was in default and we were sued by BRK Holdings, LLC (“Landlord”) in February 2009 for back rent of $14,904 and legal fees of $800.  We have negotiated a settlement that allows us to retain possession of the premises by paying rent on a month-to-month basis.  We paid March 2009 rent on March 31, 2009.  We have paid April and May 2009 rent and are required to pay June 2009and each month thereafter by the 5th of that month as long as the premises remain in our possession.  The building contains all of our brewing equipment.  If we default on our settlement with the landlord, they are entitled to dispose of any equipment remaining on the premises.  We are still liable for the delinquent rent amount of $14,904, legal fees of $800 and future rents due under the lease.

7.     Common and Preferred Stock:

PREFERRED STOCK

Effective September 4, 2007, the following transactions were completed:

1   John C. Power and Power Curve, Inc. (collectively “Power”), the former being the President, Director and principal shareholder of the Company, assigned to Shana Capital Ltd., a Colorado corporation (“Shana Capital”) an advance owed to Power by the Company in the amount of $112,500.

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

COMMON STOCK

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

In September 2008, the Company issued an aggregate of 21,225 shares to three unrelated individuals at $0.30 per share as settlement of an unpaid trade payable.

In 2008, the Company granted and issued an aggregate of 24,000 shares of common stock:  12,000 to its President, Mark Simpson; and, 12,000 shares to its Chief Financial Officer of a wholly-owned subsidiary.  The shares were issued for services for the 12month period ended December 31, 2008.

8.     Income Taxes

The Company has an estimated net operating loss carry forward, net of unrealized loss on securities sales of $79,555, of approximately $3,110,484 as of  December 31, 2008,  to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through 2025, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

	December 31, 2008	Prior Years
Net operating losses carry forward	$ 825,309	$ 2,285,175
Effective Tax rate	18.5%	18.5%
Deferred income tax	105,682	422,757
Deferred income tax allowance	(152,682)	(422,757)
Net deferred income tax asset	$ -	$ -

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for all periods presented is as follows:

Tax (benefit) at Federal statutory rate	(15.00)%
State tax (benefit) net of Federal benefit	(3.50)
Valuation allowance	18.50
Tax provision (benefit)	-

9.       Equity Incentive Plan:

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  That in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The foregoing options are subject to vesting and become exercisable 50% on the date of grant; 16.67% on July 31, 2007; 16.67% on July 31, 2008; and 16.67% on July 31, 2009,  subject to the holder continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.  Options vest over 5 years and the expense for the three month period ended March 31, 2009 was $3,338  .

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

The following tables present summarized information about fixed price stock options at March 31, 2009:

Options outstanding at December 31, 2007		400,000
Granted		-
Exercised		-
Forfeitures		(275,000)
Options outstanding at March 31, 2009		125,000

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Price	Number Exercisable
$0.50	350,000	5 years	$0.50	125,000

The fair value of the options granted in fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	75%
Risk-free interest rate	4.85%

10.       Subsequent Events:

Subsequent to March 31, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company which have been repaid as of May 20, 2009.  The advances were uncollateralized and due on demand.

B. In May 2009, we entered into an agreement to sell the majority of our brewing equipment for $170,000 and received a deposit of $30,000 towards the purchase.   In January 2009, we discontinued brewing operations at our Chico, California brewery.    As a result of the closure of our brewing facility, we expensed an impairment charge to fixed assets of $82,730.  We have retained an independent equipment broker to sell our brewery equipment and are obligated to pay him a 10% commission on any completed transactions.  As a result, our equipment and property was fairly valued at $152,590 and $139,116 as of December 31, 2008 and March 31, 2009 respectively and is listed on the Balance Sheet as Assets Held For Sale

C.  On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company “Butte Creek”) a wholly-owned subsidiary of Golden West Brewing Company, a California corporation, (“GWBCA”), itself  a wholly-owned subsidiary of Golden West Brewing Company, Inc., a Delaware corporation (the “Company”) entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes are due and payable July 31, 2009.  Each Note is secured by a Security Agreement covering GWBCA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.

Additionally, on April 28, 2009, Butte Creek executed an Agreement with GWBCA pursuant to which Butte Creek will extend advances as a factor to GWBCA and GWBCA will assign to Butte Creek, as collateral for repayment of the advances, all accounts receivable of GWBCA.  Repayment of the advances is secured by a Promissory Note dated April 28, 2009 in the original principal amount of $48,000 and Security Agreement covering Butte Creek’s accounts receivable and the filing of a Uniform Commercial Code financing statement.

The remaining outstanding balance on these notes as of May 15, 2009 are $24,000 to Neuman plus accrued interest and $17,844 to Power plus accrued interest.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996.  In January 2009, we discontinued operations at our brewery in Chico, California and entered into a contract brewing agreement through our 99% owned subsidiary to brew our beers at Mendocino Brewing Company in Ukiah, California.  Butte Creek specializes in brewing and marketing certified organic craft beers.   We face numerous operational challenges.   The following are the key issues and challenges facing the Company:

*

Sales.   Our shortage of working capital has forced us to reduce inventories and new products.  Our closure of our brewing facility in Chico, California will also negatively impact our sales as we transition to a contract brewing model.  Furthermore, we have discontinued all of our contract brewing for other customers.  We expect sales in 2009 to be significantly below our 2008 sales as we make the transition to outsourcing our production.   We are seeking financing to build inventory and sales.   Our new contract facility produced our Organic IPA and Pale Ale in March 2009 that wasn’t available to our distributors until April 2009.    Our Organic Pilsner and Porter wasn’t produced until May 2009 and isn’t expected to be available to our distributors until June 2009.  We do not have the necessary working capital to maintain adequate inventory levels which may negatively impact our sales.

*

Increase Gross Profit Margin.   Our goal is to increase our gross profit margin to 25% of sales.  This will likely require us to raise our prices in 2009.   We believe the conversion from an operating brewery to a contract model will help us increase our gross profit margin in 2009.

*

Control Selling, General & Administrative Expenses.  As a result of converting to a contract brewing model, we have been able to reduce our selling and G&A expenses.   We have eliminated most of our controllable expenses.  As of April 1, 2009, we only have 2 salaried full-time employees.

*

Working Capital Shortage.  Our history of working capital deficiencies make it difficult to raise capital to build inventory.  We owe delinquent taxes to the IRS and several Federal and State agencies.   As a result, we have only been able to produce two products under our new contract brewing agreement that weren’t available for sale until April 2009.   If additional working capital becomes available, we hope to increase our number of products and dollar amount of our inventory.  Our next production run is expected to be completed by the end of May 2009.

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

*

Lack of Inventory Controls.    Historically our inventory controls have been weak.    Prior efforts to improve our inventory controls had been unsuccessful.   In 2009, all of our inventory will be maintained at independent warehouses.  We believe this will improve our inventory control.

Both Golden West and Butte Creek have sustained losses from operations.  Golden West has a working capital deficit which raises substantial doubts about their ability to continue as a going concern. Our audited financial statements have received going concern qualifications from our Independent Registered Public Accounting Firm.

The following discussion and analysis is for the three period ended March 31, 2009 and should be read in conjunction with the Notes of our unaudited financial statements for the same period.   We were a development stage entity prior to our acquisition of Butte Creek on August 31, 2005.

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

Operating and Financial Review and Prospects

Operating Results

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

REVENUES.  Gross Revenues and Revenues net of excise taxes (“Net Revenues”) were $48,110 and $46,230, respectively, for the three months ended March 31, 2009.    Net Revenues were decreased  $227,752 or 83,1% as compared to net revenues of $273,982 for the three months ended March 31, 2008.   Our lack of working capital and inability to maintain adequate inventory was the primary cause of our decrease in sales.  Furthermore, we closed our brewery in January 2009 and eliminated all of our contract brewing sales.  It also took longer to commence outsourcing of our production than we had anticipated.

COST OF GOODS SOLD Cost of goods sold for the three months ended March 31, 2009 was $42,844 or 89% of beer sales revenues compared to $211,734 or 77.3% of net sales for the three months ended March 31, 2008.    Our Cost of Goods Sold as a percentage of sales increased due to higher prices for raw materials and a substantial decrease in our production due to the closure of our brewing facility in January 2009

GROSS PROFIT Gross profit (loss) for the three months ended March 31, 2009 was $(53,292) or (508)% of net revenues compared to $62,248 or 22.7% of net revenues for the three months ended March 31, 2008. Our Gross Profit decreased due to our significant reduction of sales and our higher Cost of Goods Sold as described above

OPERATING EXPENSES Total operating expenses decreased $94,438 or 51.8% to $87,723 for the three months ended March 31, 2009.    Components of operating expenses were:

*	Amortization expense was $1,250 for the three months ended March 31, 2009 compared to $1,586 for the three months ended March 31, 2008.
*

Management compensation was $11,250 for the three months ended March 31, 2009 compared to $19,582 for the three months ended March 31, 2008.  The decrease was related to.a reduction of salaried employees.

*

Selling expense was $5,256 for the three months ended March 31, 2009 compared to $34,542 for the three months ended March 31, 2008.  We aggressively reduced our selling expense as we did not have sufficient inventory levels to warrant selling efforts in the quarter.  We reduced our trade show, travel expenses and all discretionary selling expenses.

*

Legal and Accounting expense was $26,797 for the three months ended March 31, 2009 compared to $19,582 for the three months ended March 31, 2008.   The increase was the result of the increased cost of maintaining our SEC filings.

*	Stock Based Compensation was $3,338 for the three months ended March 31, 2009 compared to $3,338 in the prior fiscal year.

*

Deferred Financing Costs   were $17,453 for the quarter ended March 31, 2009 which were reduced by 55% from the same period in 2008.    A reduction in the amount of convertible debt instruments was the primary reason for the reduction.

*	Other General & Administrative Operating Expenses decreased $26,333 or 54% to $22,379 for the three months ended March 31, 2009 compared to $48,712 for three months ended March 31, 2008.

OPERATING LOSS.  The operating loss for the three months ended March 31, 2009 decreased $35,574 or 29.7% to $84,338 compared to $119,912 for the three months ended March 31, 2008.  The primary reason for the reduced operating loss was our substantial reduction in operating expenses.

DISCONTINUED OPERATIONS.  In the first quarter of 2009 the company closed its manufacturing facility in Chico, CA and entered into a three (3) year contract with Mendocino Brewing Company, Inc. to outsource the production of our certified organic beers.  As a result, the company sustained a loss from discontinued operations of for the three months ended March 31, 2009 of $37,302 compared to a loss for discontinued operations of $23,192 for the comparable period in 2008.    The increase was related to costs incurred with the shut-down of our Chico, California brewery.

OTHER INCOME & EXPENSE.  Net other income and expense was a loss of  $50,773  for the three months ended March 31, 2009 compared to loss of $36,653 for the three months ended March 31, 2008.   The higher loss was primarily the result of our sale of marketable securities during the three months ended resulting in a realized loss of $56,678.  A portion of this loss $38,975 was already recorded as a unrealized loss in the year ended December 31, 2008 resulting a net loss from the sale of securities for this three months ended March 31, 2009 of $17,703.    In addition, we also had a loss on the sale of equipment in the amount of $6,753.

NET LOSS. Net loss decreased $7,345 or 4% to $172,412 for the three months ended March 31, 2009 compared to $179,757 for the three months ended March 31, 2008.   The reduction in our net loss was the result of the significant reduction in operating expenses of $94,437 that was only partially off-set by our reduced gross profit of $58,862, increased loss from discontinued operations of $14,110 and Other Expense that increased by $14,120.

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

We had negative cash and cash equivalents and a working capital deficit of $1,819,279 at March 31, 2009.  Our total debt, all short-term, was $1,973,361 at March 31, 2009.  We do not have sufficient cash on hand or available credit facilities to continue operations  and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. We have raised capital through the sales of unregistered securities and advances and/or loans from its officers and directors to acquire Butte Creek, and fund operating losses and working capital needs  after its acquisition.   There are no assurances that we will be able to secure additional capital to maintain the operations.

In January 2009, we discontinued brewing operations at our Chico, California brewery.  In February 2009, we entered into a three (3) year contract brewing agreement with an unrelated brewery located in California and as a result will outsource the brewing and bottling of all our beers in 2009.  This transition to a contract brewing model will require a significant investment in inventory.   There is no assurance that working capital will be available to fund our new contract brewing model.   As of March 31, 2009, we have only had sufficient working capital to brew Organic IPA and Organic OPA under the contract brewing arrangement signed in February 2009.  In May 2009, we commenced brewing our Organic Porter and Organic Pilsner.

During the three months ended March 31, 2009, the Company had no capital expenditures.

Lines of Credit

The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 15.25% as of March 31, 2009. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of March 31, 2009 was $24,438.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness but did not have the resources to pay this obligation.  We are delinquent on our monthly payments for this obligation.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America/MBNA with interest at the rate of 29.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of March 31, 2009 was $9,193.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness but did not have the resources to pay this obligation.  We are delinquent on our monthly payments for this obligation.

Notes Payable

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of March 31, 2009, the Tiffany Grace note had current maturities of $9,089.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and were payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of March 31, 2009, the Power Curve and Lone Oak notes had accrued interest of $7,875 and $1,440 respectively and short-term maturities of $50,000 and $11,054, respectively, after the sale by of the Lone Oak Vineyards of $25,000 of its note to an unrelated third party on September 15, 2006 and payments made to Lone Oak.    Payments of $7,000 and $8,000 were made to Lone Oak and Power Curve, respectively, as payment on these notes in May 2009.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and mature December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of March 31, 2009, these notes had current maturities of $215,000 and $90,000 respectively and had accrued interest of $33,863 and $14,175 respectively.  A payment of $15,000 was made to John Power in May 2009.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of March 31, 2009 the note had accrued interest of $5,132.

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and matured on December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On December 31, 2008 John Power forgave the $115,000 debt, plus $9,200 in accrued interest, and Power Curve forgave $55,000 of its debt, plus the $5,700 portion of accrued interest.  Consequently, as of March 31, 2009, these notes had current maturities of $0 and $100,000 respectively and had accrued interest of $0 and $18,000 respectively.

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 is not collateralized and is repayable, together with interest at the rate of 8% per annum, on or before

December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  As of March 31, 2009, this debenture remains unpaid and has not been converted by the holder into common stock.  .  The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of advances under this conversion for 2008 representing deferred financing fees is $15,110 which was credited to Additional paid in capital and charged to deferred financing fees.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is guaranteed by of John C. Power, the Company’s Chief Executive Officer.  As of March 31, 2009, the balance of this note was $10,000 plus accrued interest of $1,672.

Effective December, 2008, the Company issued its Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The debenture is collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.  The total value of advances under the credit facility during 2008 and three months of 2009 representing deferred financing fees is $75,670 and $17,453 which was credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement in 2008 and three months of 2009 respectively.

During the years ended December 31, 2007 and 2008,  affiliates of Mr. Power made short-term advances to the Company that remained unpaid as of December 31, 2008 and March 31, 2009 in the amounts of $107,425 and $100,000  respectively.   The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $21,000 as of December 31, 2008 and March 31, 2009, respectively

Subsequent to March 31, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company which have been repaid as of May 20, 2009.  The advances were uncollateralized and due on demand.

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

The Company has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.   The credit agreement is collateralized by a senior lien and security interest in the Company’s tangible and intangible assets.  The lenders under the credit agreement are John C. Power, John Gibbs, Shana Capital and Clifford L. Neuman, the Company’s legal counsel.  As of March 31, 2009 an aggregate amount of $343,000 has been drawn under this credit facility and 34,300 shares have been issued as loan fees.

On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company “Butte Creek”) a wholly-owned subsidiary of Golden West Brewing Company, a California corporation, (“GWBCA”), itself  a wholly-owned subsidiary of Golden West Brewing Company, Inc., a Delaware corporation (the “Company”) entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes are due and payable July 31, 2009.  Each Note is secured by a Security Agreement covering GWBCA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.

Additionally, on April 28, 2009, Butte Creek executed an Agreement with GWBCA pursuant to which Butte Creek will extend advances as a factor to GWBCA and GWBCA will assign to Butte Creek, as collateral for repayment of the advances, all accounts receivable of GWBCA.  Repayment of the advances is secured by a Promissory Note dated April 28, 2009 in the original principal amount of $48,000 and Security Agreement covering Butte Creek’s accounts receivable and the filing of a Uniform Commercial Code financing statement.

The remaining outstanding balance on these notes as of May 15, 2009 are $24,000 to Neuman plus accrued interest and $17,844 to Power plus accrued interest.

Delinquent Taxes

At March 31, 2009, the Company had outstanding payroll tax liabilities of $41,839. Of these amounts $34,137 are considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"), and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At

March 31, 2009, the Company had alcohol excise taxes payable to federal and state taxing authorities of $5,594. The detail of those taxes payable is as follows:

March 31, 2009
Tax Agency	Due	Delinquent
Internal Revenue Service	$40,980	$34,137	PAYROLL TAXES
CA Employment Development Department	$ 859	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 6,493	$ 3,017	EXCISE TAX
CA Board of Equalization	$ (364)	$ 0	EXCISE TAX
CA Board of Equalization	$ 0	$ 0	SALES AND USE TAX
CA Department of Conservation	$ 24,191	$ 24,191	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 3,558	$ 0	PROPERTY TAXES

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009, 2008, 2007, 2006, 2005, 2004 and 2003, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

The Principal Executive Officer and Principal Financial Officer conducted an update review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.    The principal deficiency in our disclosure controls and procedures is our lack of a dedicated Chief Financial Officer who is primarily responsible for our public disclosures and financial reporting.  There have been no material changes in our internal controls or in other factors that could materially affect these controls subsequent to the date of the previously mentioned evaluation.

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
None.

Item 3.	Defaults Upon Senior Securities

The Company is currently in default under the following commitments:

1.

Promissory Notes in favor of Power Curve, Inc. ($50,000 plus $7,875in interest), Lone Oak Vineyards, Inc. ($25,000; current balance of $11,054 plus $1,440 in interest), Tiffany Grace ($25,000; current balance of $9,089) and the Dayton Misfeldt Trust ($25,000; current balance of $23,937 plus $2,693 in interest) which are secured by a senior lien on all tangible and intangible assets of Golden West Brewing Company, a California corporation.

2.

Promissory Note in favor of Peter Hirschburg  in the outstanding principal amount of $10,000 plus $1,672 in interest due, secured by inventory and accounts receivable associated with our Blue Marble Organic Pilsner.

3.

Credit Facility in the amount of $343,000 and accrued interest of $31,074 matured on December 31, 2008 and was not repaid.

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

GOLDEN WEST BREWING COMPANY, INC.

Date: May 20, 2009	By: _/s/ John C. Power____ John C. Power, Chief Financial Officer, Principal Accounting Officer