Form 10-Q
period 2009-06-30
Golden West Brewing Company, Inc.
filed 2009-08-18
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from             to __________

Commission file number 000-51808

GOLDEN WEST BREWING COMPANY, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1909408 I.R.S. Employer Identification number

                 945 West 2nd Street, Chico, P O Box 3750, CA  95928
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

As of August 18, 2009, the Registrant had 20,000,000 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Golden West Brewing Company, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, and its results of operations for the three and six month periods ended June 30, 2009 and 2008 and its cash flows for the six month periods ended June 30, 2009  and 2008 and the statement of stockholders’ deficit as of June 30, 2009.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET AS OF
Current Assets:	(Unaudited) June 30, 2009	December 31.2008
Cash and cash equivalents	$ 19,882	$ 21,201
Accounts receivable, net of allowance for doubtful accounts of $0.00 and $23,849 at June 30, 2009 and December 31, 2008 respectively	49,738	39,178
Inventory (Note 1)	105,833	109,495
Marketable Securities (Note 2)	34,215	73,952
Prepaid Expenses	2,637	8,976
Total current assets	212,305	252,802
Fixed Assets:
Property and equipment from discontinued operations held for sale (Note 1)	28,142	152,590
Other Assets:
Intangibles, net of accumulated amortization of $19,167 and $16,667 at June 30, 2009 and December 31, 2008, respectively	19,739	16,068
Deferred financing costs, net of accumulated amortization of $291,710 and $5,858 at June 30, 2009 and December 31, 2008, respectively. (Note 3)	-	84,922
Other assets	1,809	7,709
Total other assets	21,548	108,699
Total Assets	$ 261,995	$ 514,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$312,380	$445,353
Accrued expenses	194,133	265,105
Checks issued in excess of funds available	19,383	6,095
Lines of credit payable (Note 3)	22,978	32,555
Advances – related parties (Note 3)	47,500	7,425
Advances -- other	2,396	-
Notes payable – other, current portion (Note 3)	26,086	68,731
Notes payable – related party, current portion (Note 3)	514,881	1,109,054
Total current liabilities	1,139,737	1,934,318
Long-term liabilities:
Note payable – related party, net of current portion (Note 3)	-	-
Total long-term liabilities	-	-
Total Liabilities	1,139,737	1,934,318
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 9 and 10)
Stockholders’ Deficit:
Preferred Stock, $.0001 par value, 5,000,000 shares authorized, 0 shares and 300,000 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	-	30
Common stock, $.0001 par value, 20,000,000 shares authorized, 20,000,000 and 3,404,525 shares issued and outstanding as of June 30, 2009 and December 31, 2008	2,000	340
Additional paid-in capital	2,216,500	1,706,215
Accumulated (deficit)	(3,096,242)	(3,126,812)
Total Stockholders’ Deficit	(877,742)	(1,420,227)
Total Liabilities and Stockholders’ Deficit	$ 261,995	$ 514,091

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

	For the 3 months ended June 30,		For the 6 months ended June 30,
	2009	2008	2009	2008

Revenues	$74,528	$ 290,875	$ 118,969	$ 577,175
Less: Excise taxes	(1,847)	(14,026)	(3,728)	(26,344)
Net revenues	72,681	276,849	115,241	550,831

Cost of sales	66,712	263,603	108,995	475,905

Gross profit (loss)	5,969	13,246	6,246	74,926

Operating expenses:
Amortization	1,250	1,586	2,500	3,173
Deferred Financing Costs	67,469	48,113	84,922	86,927
Legal and accounting	33,555	46,133	60,352	65,714
Management compensation	-	24,088	11,250	59,674
Stock-based compensation (note 10)	3,338	3,338	6,676	6,676
Selling expenses	4,614	29,907	9,870	64,449
Other	13,698	59,732	33,296	11,502
Total operating expenses	123,924	212,897	208,866	298,115
Net ordinary income (loss)	(117,955)	(199,650)	(202,620)	(223,189)

Discontinued operations
Revenues from discontinued operations	1,838	82,515	5,507	148,315
Gain on equipment sales	74,895	-	68,142	-
Expenses from discontinued operations	(11,871)	(107,224)	(49,514)	(293,447)
Gain (Loss) from discontinued operations	64,862	(24,709)	24,135	(145,132)

Other Income (Expense):
Miscellaneous income	335	144	1,596	210
Gain (Loss) on sale of marketable securities	98,015	-	80,311	-
Debt Forgiveness	165,753		165,753	-
Loan Fees	(2,400)	(1,750)	(2,400)	(10,750)
Interest expense	(5,628)	(29,359)	(36,205)	(56,221)
Total other (expense)	256,075	(30,965)	209,055	(66,761)

Net Income (Loss)	$ 202,982	$ (255,325)	$ 30,570	$ (435,082)
Preferred dividends	-	3,582	-	13,348
Net Income (Loss) attributable to common shareholders	$ 202,982	$ (175,994)	$ 30,570	(448,430)
Net Income (Loss) per share	$ .03	$ (.05)	$ .006	$ (.06)
Net Income (Loss) attributable to continuing operations	$ 213,015	$ (135,110)	$ 74,577	$ (289,950)
Net Income (Loss) per share	$ .03	$ (.04)	$ .02	$ (..05)
Let loss attributable to discontinued operations	$ (10,033)	$ (37,302)	$ (44,007)	$ (145,132)
Net Loss per share	$ (.001)	$ (.01)	$ ( .01)	$ (.01)
Weighted Average Shares Outstanding	6,322,411	3,371,816	4,871,528	3,025,167

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
JUNE 30, 2009 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amt	Shares	Amount	Capital	(Deficit)	Totals

Balance, December 31, 2007	300,000	30	3,335,000	334	1,485,033	(2,221,948)	(736,551)

Shares issued for compensation at $0.50, March, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, March, 2008			18,000	1	8,999		9,000
Deferred financing costs on line of credit for three months ended March 31, 2008					80,960		80,960
Shares issued for compensation at $0.50, June, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, June, 2008			3,500		1,750		1,750
Deferred financing costs on line of credit for three months ended June 30, 2008					17,830		17,830
Shares issued for trade liability at $.30 per share, September, 2008			21,225	2	6,365		6,367
Shares issued for loan fees at $.25 per share, August, 2008			1,500		375		375
Shares issued for compensation at $.25 per share, August, 2008			6,000	1	1,499		1,500
Stock-based compensation – options					13,352		13,352
Deferred financing costs on line of credit for three months ended September 30, 2008					6,830		6,830
Shares issued for compensation at $.10 per share, December 1, 2008			6,000		600		600
Shares issued for loan fees at $.10 per share, December, 2008			1,300		130		130
Deferred financing costs on line of credit for three months ended December 31, 2008					90,820		90,820
Dividends on Preferred Stock for the year ended 12-31-08					(14,326)		(14,326)
Net (Loss) before net dividends	-	-	-	-	-	(904,864)	(904,864)
Balance, December 31, 2008	300,000	30	3,404,525	340	1,706,215	(3,126,812)	(1,420,227)

Dividends on Preferred Stock for the quarter ended 3-31-09					(3,582)		(3,582)
Shares issued for debt conversion at $.04 per share, June 15, 2009			12,095,475	1210	482,609		483,819
Common shares exchanged for preferred shares	(300,000)	(30)	4,500,000	450	-		420
Forgiveness of accrued preferred dividends					24,582		24,582
Stock-based compensation – options					6,676		6,676
Net (Loss) before net dividends	-	-	-	-	-	30,570	182,836
Balance. June 30, 2009	-	- -	20,000,000	2,000	2,216,500	(3,096,242)	(877,742)

                          GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$ 30,570	$ (435,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	15,782
Amortization of intangibles	2,500	90,100
Stock-Based Compensation and expenses	6,676	6,676
Deferred financing costs and loan fees	84,922	10,750
Preferred stock dividends	-	13,348
	94,098	136,656
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(10,560)	(42,899)
Inventories	3,662	83,486
Prepaid expenses	6,339	(6,231)
Marketable Securities	39,737	-
Increase (decrease) in:
Checks written in excess of funds available	13,288	(26,713)
Accounts payable	(132,973)	100,770
Accrued Expenses	(70,972)	46,238
	(151,479)	154,651

Net cash from (used in) operating activities	(26,811)	(143,775)

Cash Flows from (used in) Investing Activities:
Investment in fixed assets	124,447	(6,265)
Net Investment in intangibles and other assets	(6,946)	(38,937)
Net cash from (used in) investing activities	117,501	(45,202)

Cash Flows from Financing Activities:
Net Proceeds from Paid-In-Capital	511,915	16,750
Net Increase (Decrease) in Notes Payable	(603,924)	168,195
Net cash from financing activities	(92,009)	184,945

Increase (Decrease) in Cash and Cash Equivalents	$ (1,319)	$ (4,032)
Cash and Cash Equivalents, beginning of period	21,201	4,684
Cash and Cash Equivalents, end of period	$ 19,882	$ 652
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 36,205	$ 56,221

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

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, and its results of operations for the three and six month periods ended June 30, 2009 and 2008 and its cash flows for the six month period ended June 30, 2009 and 2008 and the statement of stockholder’s deficit as of June 30, 2009 and December 31, 2008. The accompanying financial statements should be read in conjunction with the notes thereto filed as a part of the Company's quarterly report on Form 10-Q.  All inter-company account balances and transactions are eliminated in consolidation.

In January 2009, we discontinued brewing operations at our Chico, California brewery.  In February 2009, we entered into a three (3) year contract brewing agreement with an unrelated brewery located in California and will outsource the brewing and bottling of all our beers in 2009.  As a result of the closure of our brewing facility, we expensed an impairment charge to fixed assets of $82,730 in 2008.  We retained an independent equipment broker to sell our brewery equipment and are obligated to pay him a 10% commission on any completed transactions.  As a result, our property and equipment was fairly valued at $28,142 and 152,589 as of  June 30, 2009 and December 31, 2008, respectively.

Accounts Receivable - Accounts receivable are reported at net realizable value.  The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends and other information.   Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventory  Inventory is stated at the lower-of-average cost or market computed on a first-in first-out basis.  Inventory values as of June 30, 2009 and December 31, 2008 are classified as follows:

Inventory Class	2009	2008
Finished Product	$ 86,201	$ 34,550
Manufacturing Materials	19,632	63,925
Goods in Process	-	11,020
Total	$ 105,833	$ 109,495

Fixed Assets – Fixed assets are valued at historical cost less accumulated depreciation.  Depreciation is computed on a straight-line basis.  Fixed Assets values net of accumulated depreciation as of June 30, 2009 and December 31, 2008 are classified as follows:

Fixed Asset Class	Life	June 30, 2009	December 31, 2008
Assets held for sale	n/a	28,142	152,590
Totals		$ 28,142	$ 152,590

As a result of the closure of our brewing facility, we expensed an impairment charge to fixed assets of $82,730 in 2008.  We retained an independent equipment broker to sell our brewery equipment and are obligated to pay him a 10% commission on any completed transactions.   In May 2009, we entered into an agreement to sell the majority of our brewing equipment for $170,000 and completed the transaction in June 2009.    Our property and equipment was fairly valued at $28,142 and $152,590 as of June 30, 2009 and December 31, 2008, respectively.

Our Assets Held For Sale were located in our former brewing facility in Chico, California.  Our landlord filed suit against us for back rent in February 2009.   We reached a settlement of this lawsuit in March 2009.  The settlement requires us to pay rent on a month-to-month basis to retain possession of these premises.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At June

30, 2009 and December 31, 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Intangibles - Intangibles consists of goodwill, trade names and trademarks. Intangibles other than goodwill are amortized using the straight-line method over the estimated useful life of the intangibles. The $25,000 of acquired intangible assets relate to trade names and trademarks that had an expected remaining useful life of approximately five years at the time of their purchase in August 2005 are being amortized over a 5-year period.  In addition, we have capitalized an additional $13,906 in costs associated with the development of our registered trademark portfolio that are also being amortized over a 5-year period.    Assets determined to have indefinite lives are no longer amortized in accordance with SFAS No. 142, "Goodwill and Other Intangibles," but are tested for impairment on an annual basis.

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

2.  Marketable Securities

In 2008, we formed a wholly-owned Washington subsidiary, Golden West Brewing, Inc. which is engaged in the business of investing in speculative securities.   The following table sets forth marketable securities owned as of June 30, 2009 together with a presentation of gains and/or losses for the six month period ending June 30, 2009.

Shares Held	Security	Historical Cost	Market Value @ 3/31/09	Market Value @ 6/30/09	Realized Gain/(Loss) 3 mos, 2009	Realized Gain/(Loss) 6 mos, 2009	Total Gain/(Loss) 6 mos, 2009
1,000	AECFF	$ 12,150	-	$ 11,470		-	$ (680)
50,000	AHT.A	$ 5,005	-	$ 4,475	$ 466	466	$ (64)
5,000	TRMA	$ 19,740	-	$17,150		-	$ (2,590)
7,000	MENB	$ 1,440	$ 1,190	$ 1,120		-	$ (320)
Sold	EPEXP	$114,286	$11,598	-	$ (46,100)	$ (97,633)	$ (15,473)
Sold	DTG	$22,346	25,752	-	$ 107,288	$ 107,288	$ 105,436
Sold	SLG.C	$16,875	-	-	$ (5,245)	$ (5,245)	$ (5,998)
Total		$ 154,947	$38,540	$34,215	$ 56,409	$ 4,876	$ 80,311

.

3. Advances and Notes Payable:

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrued interest at the rate of 9% per annum, was payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of June 30, 2009, the principle balance of the Power Curve, Inc. note was $2,000 with accrued interest of $7,920.  The other notes and all accrued interest have been paid from the proceeds of equipment sales.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and matured December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of June 30, 2009, these notes had current maturities of $131,700 and $90,000 respectively and had accrued interest of $21,076 and $16,200 respectively.  During the three months ended June 30, 2009 payments of $83,300 were made to John Power on this note.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of June 30, 2009 the note had accrued interest of $5,132.

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and matured on December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On December 31, 2008 John Power forgave the $115,000 debt, plus $9,200 in accrued interest, and Power Curve forgave $55,000 of its debt, plus the $5,700 portion of accrued interest.  Consequently, as of June 30, 2009, these notes had current maturities of $0 and $100,000 respectively and had accrued interest of $0 and $20,000 respectively.

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

3.

In consideration of the assignments of the Advances owed to Power by the Company, Shana Capital and Webquest each executed and delivered, in favor of Power, their promissory note in the amount of $112,500.  Under the terms of each promissory note, the principal balance together with accrued interest at the rate of 7% per annum are due and payable, in full, on December 31, 2008.  These notes remain unpaid as of June 30, 2009.

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

The Company had previously issued an aggregate of 300,000 shares of Series A Convertible Preferred Stock to two non-affiliated investors and, effective June 15, 2009 the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.04 per share.  Both of the investors agreed to convert their Series A Preferred Convertible Stock into an aggregate of 4,500,000 shares of the Company’s $.0001 par value common stock at the revised conversion price.

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture was $30,000 and was not collateralized and was repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  On June 15, 2009, the Company entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, the Company’s legal counsel, pursuant to which Clifford L. Neuman, PC agreed to accept, and the Company agreed to issue, 2,500,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $70,000 in accrued and unpaid fees for services rendered in the capacity of legal counsel and $30,000 under a convertible debenture.  All accrued and unpaid interest under the debenture was waived.  The Shares were valued at $0.04 per share

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is guaranteed by of John C. Power, the Company’s Chief Executive Officer.  As of June 30, 2009, the balance of this note and all accrued interest was paid in full.

Effective December, 2008, the Company’s subsidiary issued a note in the principal amount of $200,000 to evidence a note.    The note accrues interest at the rate of 6% per annum and was due and payable, in full, on December 31, 2009.  The note was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The note was collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.  The total amount of financing fees for advances under the note during 2008 and three months of 2009 representing deferred financing fees is $75,670 and $17,453 which was credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement in 2008 and three months of 2009 respectively.  In January, 2009, the balance owed under this note was reduced by a payment from the proceeds of securities sales to $183,250.

On June 15, 2009, the Company entered into an Agreement to Convert Debt with an investor, pursuant to which the investor agreed to accept, and the Company agreed to issue, 1,665,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $83,250 in principal amount owed by the Company’s wholly-owned Washington subsidiary.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the company recorded a gain of the forgiveness of debt in the amount of $16,650. ,  Simultaneously, the remaining balance on the note of $100,000 became due and payable on June 30, 2009.  In July 2009, an additional $60,000 was paid on this note from the sale of securities.

 On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company “Butte Creek”) a wholly-owned subsidiary of Golden West Brewing Company, a California corporation, (“GWB-CA”), itself  a wholly-owned subsidiary of Golden West Brewing Company, Inc., a Delaware corporation (the “Company”) entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman and John C.

Power the principal amount of $24,000.  The Notes are due and payable July 31, 2009.  Each Note is secured by a Security Agreement covering GWB-CA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.  As of June 30, 2009, the balance on these notes are $24,000 to Neuman plus accrued interest and $10,000 to Power plus accrued interest.

  The current balance on the Neuman note is $19,000 plus accrued interest.   The current balance on the Power note is $4,000 plus accrued interest.

Additionally, on April 28, 2009, Butte Creek executed an Agreement with GWB-CA pursuant to which Butte Creek will extend advances as a factor to GWB-CA and GWB-CA will assign to Butte Creek, as collateral for repayment of the advances, all accounts receivable of GWB-CA.  Repayment of the advances is secured by a Promissory Note dated April 28, 2009 in the original principal amount of $48,000 and Security Agreement covering Butte Creek’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The remaining outstanding balance on this note as of June 30, 2009 was $34,000 plus accrued interest.

During the years ended December 31, 2007 and 2008,  affiliates of Mr. Power made short-term advances to the Company that remained unpaid as of December 31, 2008 and June 30, 2009 in the amounts of $107,425 and $57,181, respectively.   The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $1,715 as of December 31, 2008 and June 30, 2009, respectively.

During the six months ended June 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company which have a balance of $47,500.  The advances were uncollateralized and due on demand.

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminated on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance was convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminated on December 31, 2008.  The total value of advances under the credit facility during 2008 and 2007 representing deferred financing fees is $198,474 and $2,456 which was credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement in 2008 and 2007 respectively.

The Company has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.   The credit agreement is collateralized by a senior lien and security interest in the Company’s tangible and intangible assets.  .

On June 15, 2009, the Company entered into an Agreement to Convert the Debt under the credit facility with the investors, pursuant to which the investors agreed to accept, and the Company agreed to issue, 6,860,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $343,000 in principal amount owed under a Credit Facility.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the Company recorded a gain on the forgiveness of debt in the amount of $82,000.

Lines of Credit -The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14.25% as of June 30, 2009. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek, LLC's Managing Member and our former general manager. The outstanding balance as of June 30, 2009 was $22,978.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 27.98%. The debt on the credit card was uncollateralized but guaranteed by Tom Atmore, our former general manager. In 2009, the lender agreed to a payment of $2,000 as payment in full and forgave the remaining balance of $7,193.

Notes Payable June 30, 2009	Current Portion	Long-Term Portion	Accrued Interest	Interest Rate	Maturity Date	Collateralized
Lines of Credit
Wells Fargo (Atmore)	22,978	-	-	14.25%	Demand	No
TOTAL	$ 22,978	-	-

Notes Payable – Related Parties
Power Curve, Inc. #1	$ 2,000	-	$ 7,920	9%	Sep., 2008	Yes
Power Curve, Inc. #2	90,000	-	16,200	9%	Dec., 2008	Yes
Power Curve, Inc. #3	100,000	-	20,000	8%	Dec., 2008	Yes
John C. Power #1	131.700	-	21,076	9%	Dec., 2008	Yes
John C. Power - BCB	10,000		-
John Gibbs	100,000	-	3,851	6%	Dec., 2009	Yes
Cliff Neuman -BCB	24,000	-	-	15%	July, 2009	Yes
Sea Ranch Lodge & Village	57,181	-	1,715	12%	Demand	No
TOTAL	$ 514,881	-	$ 70,762

Notes Payable - Unaffiliated
B. Detweiller	8,136	-	5,132	8%	Demand	No
BRK Holdings, LLC	17,950	-	2,747	12.246%	Nov., 2008	No
	$ 26,086	$ -	$ 7,879

The Company has pledged substantially all of its assets to secure some of its notes and obligations. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

4.      Related Party Transactions

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrued interest at the rate of 9% per annum, and was payable in monthly payments of principal and interest based upon a five year amortization, and was due in full March, 2008.  As of June 30, 2009, the principle balance of the Power Curve, Inc. note was $2,000 with accrued interest of $7,920.  The other notes and all accrued interest have been paid from the proceeds of equipment sales.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and matured December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of June 30, 2009, these notes had current maturities of $131,700 and $90,000 respectively and had accrued interest of $21,076 and $16,200 respectively.  During the three months ended June 30, 2009 payments of $83,300 were made to John Power on this note.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of June 30, 2009 the note had accrued interest of $5,132.

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and matured on December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On December 31, 2008 John Power forgave the $115,000 debt, plus $9,200 in accrued interest, and Power Curve forgave $55,000 of its debt, plus the $5,700 portion of accrued interest.  Consequently, as of June 30, 2009, these notes had current maturities of $0 and $100,000 respectively and had accrued interest of $0 and $20,000 respectively.

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

3.

In consideration of the assignments of the Advances owed to Power by the Company, Shana Capital and Webquest each executed and delivered, in favor of Power, their promissory note in the amount of $112,500.  Under the terms of each promissory note, the principal balance together with accrued interest at the rate of 7% per annum are due and payable, in full, on December 31, 2008.  These notes remain unpaid as of June 30, 2009.

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

The Company had previously issued an aggregate of 300,000 shares of Series A Convertible Preferred Stock to two non-affiliated investors and, effective June 15, 2009 the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.04 per share.  Both of the investors agreed to convert their Series A Preferred Convertible Stock into an aggregate of 4,500,000 shares of the Company’s $.0001 par value common stock at the revised conversion price.

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture was in the principal amount of $30,000 and was not collateralized and was repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  On June 15, 2009 the balance of the debenture and $70,000 of accounts payable to its legal counsel were converted to 2,500,000 shares of common stock at $.04 per share.  All accrued interest was forgiven

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is guaranteed by of John C. Power, the Company’s Chief Executive Officer.  As of June 30, 2009, the balance of this note and all accrued interest was paid in full.

Effective December, 2008, the Company’s subsidiary issued a note in the principal amount of $200,000 to evidence a note.    The note accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The note was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at

or above the public trading price of the Company’s common stock on the date of grant.   The note was collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.  The total value of advances under the note during 2008 and three months of 2009 representing deferred financing fees is $75,670 and $17,453 which was credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement in 2008 and three months of 2009 respectively.  In January, 2009, the balance owed under this note was reduced by a payment from the proceeds of securities sales to $183,250.

On June 15, 2009, the Company entered into an Agreement to Convert Debt with an related party investor, pursuant to which the investor agreed to accept, and the Company agreed to issue, 1,665,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $83,250 in principal amount owed by the Company’s wholly-owned Washington subsidiary.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share resulting a gain on the forgiveness of debt in the amount of $16,650.

Simultaneously, the remaining balance on the note of the $100,000 became due and payable on June 30, 2009.  In July 2009, an additional $60,000 was paid on this note from the sale of securities.

 On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company “Butte Creek”) a wholly-owned subsidiary of Golden West Brewing Company, a California corporation, (“GWB-CA”), itself  a wholly-owned subsidiary of Golden West Brewing Company, Inc., a Delaware corporation (the “Company”) entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes are due and payable July 31, 2009.  Each Note is secured by a Security Agreement covering GWB-CA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.  As of June 30, 2009, the balance on these notes are $24,000 to Neuman plus accrued interest and $10,000 to Power plus accrued interest.

  The current balance on the Neuman note is $19,000 plus accrued interest.   The current balance on the Power note is $4,000 plus accrued interest.

Additionally, on April 28, 2009, Butte Creek executed an Agreement with GWB-CA pursuant to which Butte Creek will extend advances as a factor to GWB-CA and GWB-CA will assign to Butte Creek, as collateral for repayment of the advances, all accounts receivable of GWB-CA.  Repayment of the advances is secured by a Promissory Note dated April 28, 2009 in the original principal amount of $48,000 and Security Agreement covering Butte Creek’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The remaining outstanding balance on this note as of June 30, 2009 was $34,000 plus accrued interest.

During the years ended December 31, 2007 and 2008, affiliates of Mr. Power made short-term advances to the Company that remained unpaid as of December 31, 2008 and June 30, 2009 in the amounts of $107,425 and $57,181, respectively.   The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $1,715 as of December 31, 2008 and June 30, 2009, respectively.

During the three months ended June 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company and its subsidiaries which have a balance of $47,500.  The advances were uncollateralized and due on demand.

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminated on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and was payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminated on December 31, 2008.  The total value of advances under the credit facility during 2008 and 2007 representing deferred financing fees is $198,474 and $2,456 which was credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement in 2008 and 2007 respectively.

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

On June 15, 2009, the Company entered into an Agreement to Convert the Debt under the credit facility with the investors, pursuant to which the investors agreed to accept, and the Company agreed to issue, 6,860,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $343,000 in principal amount owed under a Credit Facility.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the Company recorded a gain on the forgiveness of debt in the amount of $82,000.

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

Future minimum lease payments under this lease are as follows:

Year Ending December 31,

2009	$22,356
2010	$22,356

On February 9, 2009, BRK Holdings, LLC (“landlord”) filed suit against us for 4 months of delinquent rent of $14,904 and legal fees of $800.  We have negotiated a settlement that allows us to retain possession of the premises by paying rent on a month-to-month basis.  We have paid rent in March - July 2009 and rent is due each month thereafter by the 5th of that month as long as the premises remain in our possession.  We are still liable for the delinquent rent amount of $14,904, legal fees of $800 and future rents due under the lease.

6.     Commitments & Contingencies

A.  Delinquent Taxes

At June 30, 2009, the Company had outstanding payroll tax liabilities of $43,702. Of these amounts $41,915 are considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"), and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At June 30, 2009, the Company had alcohol related taxes payable to federal and state taxing authorities of $6,129. The detail of those taxes payable is as follows:

June 30, 2009
Tax Agency	Due	Delinquent
Internal Revenue Service	$ 42,623	$ 41,915	PAYROLL TAXES
CA Employment Development Department	$ 1,079	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 2,706	$ 2,706	EXCISE TAX
CA Board of Equalization	$ (364)	$ 0	EXCISE TAX
CA Board of Equalization	$ 0	$ 0	SALES AND USE TAX
CA Department of Conservation	$ 24,190	$ 24,190	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 3,558	$ 0	PROPERTY TAXES

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

2.

On February 9, 2009, BRK Holdings, LLC (“landlord”) filed suit against us for 4 months of delinquent rent of $14,904 and legal fees of $800.  We have negotiated a settlement that allows us to retain possession of the Chico brewery premises by paying rent on a month-to-month basis.  We have paid rent in March - July 2009 and rent is due each month thereafter by the 5th of that month as long as the premises remain in our possession.  We are still liable for the delinquent rent amount of $14,904, legal fees of $800 and future rents due under the lease.

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

3.   In consideration of the assignments of the Advances owed to Power by the Company, Shana Capital and Webquest each executed and delivered, in favor of Power, their promissory note in the amount of $112,500.  Under the terms of each promissory note, the principal balance together with accrued interest at the rate of 7% per annum are due and payable, in full, on December 31, 2008.  These notes remain unpaid as of June 30, 2009.

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

The Company had previously issued an aggregate of 300,000 shares of Series A Convertible Preferred Stock to two non-affiliated investors and, effective June 15, 2009 the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.04 per share.  Both of the investors agreed to convert their Series A Preferred Convertible Stock into an aggregate of 4,500,000 shares of the Company’s $.0001 par value common stock at the revised conversion price.

COMMON STOCK

In December, 2007, the Company entered into a Credit Agreement with four individuals providing for a revolving line of credit in the maximum principal amount of $350,000.  The Company agreed to pay a financing fee in the form of 100 shares of common stock for every $1,000 in advances made under the Credit Agreement.  A total of 19,300 shares were issued in 2008 under this agreement.   As of June 30, 2009, the Company has borrowed $343,000 under the Credit Agreement and has issued an aggregate of 34,300 shares of common stock as a financing fee.

On June 15, 2009, the Company entered into an Agreement to Convert the Debt under the credit facility with the investors, pursuant to which the investors agreed to accept, and the Company agreed to issue, 6,860,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $343,000 in principal amount owed under a Credit Facility.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the Company recorded a gain on the forgiveness of debt in the amount of $82,000.  This investor group included several realated parties.

Effective December, 2007, the Company issued a Convertible Debenture in the principal amount of $30,000 evidencing a portion of its outstanding account payable in favor of its legal counsel.  The Debenture was convertible at the option of the holder into shares of common stock at a conversion price equal to $0.60 per share. On June 15, 2009, the Company entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, the Company’s legal counsel, pursuant to which Clifford L. Neuman, PC agreed to accept, and the Company agreed to issue, 2,500,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $70,000 in accrued and unpaid fees for services rendered in the capacity of legal counsel and $30,000 under a convertible debenture.  All accrued and unpaid interest under the debenture was waived.  The Shares were valued at $0.04 per share

The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of advances under this conversion for 2008 representing deferred financing fees is $15,110 which was credited to Additional paid in capital and charged to deferred financing fees.

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

On June 15, 2009, the Company entered into an Agreement to Convert Debt with an entity controlled by John C. Power, pursuant to which the entity agreed to accept, and the Company agreed to issue, 1,070,475 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $42,819 in principal debt and forgiveness of accrued but unpaid interest owed by the Company to the entity through June 15, 2009.  The balance of the $100,000 advance is to be carried forward.  The Shares were valued at $0.04 per share.

On June 15, 2009, the Company entered into an Agreement to Convert Debt with an related party investor, pursuant to which the investor agreed to accept, and the Company agreed to issue, 1,665,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $83,250 in principal amount owed by the Company’s wholly-owned Washington subsidiary.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share which resulted in a debt forgiveness of $16,650.

The Company had previously issued an aggregate of 300,000 shares of Series A Convertible Preferred Stock to two non-affiliated investors and, effective June 15, 2009 the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.04 per share.  Both of the investors agreed to convert their Series A Preferred Convertible Stock into an aggregate of 4,500,000 shares of the Company’s $.0001 par value common stock at the revised conversion price.

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

Significant components of the Company's net deferred income tax asset are as follows:

	June 30, 2008	Prior Years
Net operating gain (losses) carry forward	$ 30,570	$ (2,285,175)
Effective Tax rate	18.5%	18.5%
Deferred income tax	-	422,757
Deferred income tax allowance	-	(422,757)
Net deferred income tax asset	$ -	$ -

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for all periods presented is as follows:

Tax (benefit) at Federal statutory rate	(15.00)%
State tax (benefit) net of Federal benefit	(3.50)
Valuation allowance	18.50
Tax provision (benefit)	-

9.       Equity Incentive Plan:

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  That in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The foregoing options are subject to vesting and become exercisable 50% on the date of grant; 16.67% on July 31, 2007; 16.67% on July 31, 2008; and 16.67% on July 31, 2009,  subject to the holder continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.  Options vest over 5 years and the expense for the three and six month periods ended June 30, 2009 was $3,338 and $6,676, respectively .

The options were granted to five persons who serve as directors, employees or consultants to the Company.  Presently only one of the five original recipients is still with the Company.  The one remaining option holder still with the Company has 50,000 options.   All of the other options have expired except for 75,000 options that were vested to Scott Burchell as part of his separation agreement with the Company.  The options held by Burchell will expire on August 8, 2011. The shares issuable upon exercise of the options will be “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.

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

The following tables present summarized information about fixed price stock options at June 30, 2009:

Options outstanding at December 31, 2007		400,000
Granted		-
Exercised		-
Forfeitures		(275,000)
Options outstanding at June 30, 2009		125,000

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Price	Number Exercisable
$0.50	350,000	5 years	$0.50	125,000

The fair value of the options granted in fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	75%
Risk-free interest rate	4.85%

10.       Subsequent Events:

Subsequent to June 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company in the amount of $36,600.  The advances were uncollateralized and due on demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996.  In January 2009, we discontinued operations at our brewery in Chico, California and entered into a contract brewing agreement through our 100% owned subsidiary to brew our beers at Mendocino Brewing Company in Ukiah, California.  Butte Creek specializes in brewing and marketing certified organic craft beers.   We face numerous operational challenges.   The following are the key issues and challenges facing the Company:

*

Sales.   Our shortage of working capital has forced us to reduce inventories and new products.  Our closure of our brewing facility in Chico, California will also negatively impact our sales as we transition to a contract brewing model.  Furthermore, we have discontinued all of our contract brewing for other customers.  We expect sales in 2009 to be significantly below our 2008 sales as we make the transition to outsourcing our production.   We are seeking financing to build inventory and sales.   Our new contract facility produced our Organic IPA and Pale Ale in March 2009 that wasn’t available to our distributors until April 2009.    Our Organic Pilsner and Porter wasn’t produced until May 2009 and wasn’t available to our distributors until June 2009.   We do not have the necessary working capital to maintain adequate inventory levels which may negatively impact our sales.

*

Increase Gross Profit Margin.   Our goal is to increase our gross profit margin to 20% of sales.  This will require us to raise our prices in 2009.  A price increase will almost certainly decrease our gross sales.  We believe the conversion from an operating brewery to a contract model will help us increase our gross profit margin in 2009.

*

Control Selling, General & Administrative Expenses.  As a result of converting to a contract brewing model, we have been able to reduce our selling and G&A expenses.   We have eliminated most of our controllable expenses.  As of June 30, 2009, we only have 2 salaried full-time employees.

*

Working Capital Shortage.  Our history of working capital deficiencies make it difficult to raise capital to build inventory.  We owe delinquent taxes to the IRS and several Federal and State agencies.   We have secured loans to make a minimum amount of inventory.

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

The following discussion and analysis is for the three and six month periods ended June 30, 2009 and should be read in conjunction with the Notes of our unaudited financial statements for the same period.   We were a development stage entity prior to our acquisition of Butte Creek on August 31, 2005.

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

Operating and Financial Review and Prospects

Operating Results

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008:

REVENUES  Gross Revenues and Revenues net of excise taxes (“Net Revenues”) were $74,528 and $72,681, respectively, for the three months ended June 30, 2009.    Net Revenues decreased  $204,168 or 73.1% as compared to net revenues of $276,849 for the three months ended June 30, 2008.   Our lack of working capital and inability to maintain adequate inventory was the primary cause of our decrease in sales.  Furthermore, we closed our brewery in January 2009 and eliminated  all of our contract brewing sales.  It also took longer to commence outsourcing of our production than we had anticipated.

COST OF GOODS SOLD  Cost of goods sold for the three months ended June 30, 2009 was $66,712 or 91.8% of beer sales revenues compared to $263,603 or 95.2% of net sales for the three months ended June 30, 2008.    Our Cost of Goods Sold as a percentage of sales decreased as we converted our ;production into a contract brewing facility and ceased production at our Chico, California facility.

GROSS PROFIT Gross profit for the three months ended June 30, 2009 was $5,969 or 8.2% of net revenues compared to $13,246 or 4.8% of net revenues for the three months ended June 30, 2008. Our Gross Profit decreased due to our significant reduction of sales.

OPERATING EXPENSES Total operating expenses decreased $88,973 or 41.8% to $123,924 for the three months ended June 30, 2009.    Components of operating expenses were:

*	Amortization expense was $1,250 for the three months ended June 30, 2009 compared to $1,586 for the three months ended June 30, 2008.
*	Management compensation was $0 for the three months ended June 30, 2009 compared to $24,088 for the three months ended June 30, 2008. The decrease was related to a reduction of salaried employees.
*

Selling expense was $4,614 for the three months ended June 30, 2009 compared to $29,907 for the three months ended June 30, 2008.  We aggressively reduced our selling expense as we did not have sufficient inventory levels to warrant selling efforts in the quarter.  We reduced our trade show, travel expenses and all discretionary selling expenses.

*	Legal and Accounting expense was $33,555 for the three months ended June 30, 2009 compared to $46,133 for the three months ended June 30, 2008.
*	Stock Based Compensation was $3,338 for the three months ended June 30, 2009 compared to $3,338 for the three months ended June 30, 2008.
*

Deferred Financing Costs   were $67,469 for the quarter ended June 30, 2009 which were increased by 40% from $48,113 for the same period in 2008.    The increase was due to the full conversion of the associated instruments to common shares.

*	Other General & Administrative Operating Expenses decreased $46,035 or 77% to $13,697 for the three months ended June 30, 2009 compared to $59,732 for three months ended June 30, 2008.

OPERATING LOSS.  The operating loss for the three months ended June 30, 2009 decreased $81,695 or 41% to $117,955 compared to $199,650 for the three months ended June 30, 2008.  The primary reason for the reduced operating loss was our substantial reduction in operating expenses.

DISCONTINUED OPERATIONS.  In the first quarter of 2009 the company closed its manufacturing facility in Chico, CA and entered into a three (3) year contract with Mendocino Brewing Company, Inc. to outsource the production of our certified organic beers.  During the three months ending June 30, 2009 the company sold most of its brewing equipment.  As a result, the company had a gain from discontinued operations of for the three months ended June 30, 2009 of $64,862 compared to a loss for discontinued operations of $24,709 for the comparable period in 2008.

OTHER INCOME & EXPENSE.  Net other income and expense increased by $287,040 to a gain of $256,075 for the three months ended June 30, 2009 compared to loss of $30,965 for the three months ended June 30, 2008.   The gain. was primarily the result of debt forgiveness totaling $165,753, and a gain on the sale of previously written down marketable securities of $98,015

NET INCOME (LOSS). Net Income increased $458,307 or 179% to a profit of $202,982 for the three months ended June 30, 2009 compared to a loss of $(255,325) for the three months ended June 30, 2008.   The reduction in our net loss was primarily the result of debt forgiveness totaling

$165,753, a gain on the sale of previously written down equipment of $74,895 and a gain on the sale of previously written down marketable securities of $98,015.

For the six months ended June 30, 2009 compared to the six months ended June 30, 2008:

REVENUES  Gross Revenues and Revenues net of excise taxes (“Net Revenues”) were $118,969 and $115,241, respectively, for the six months ended June 30, 2009.    Net Revenues were decreased $435,590 or 79% as compared to net revenues of $550,831 for the six months ended June 30, 2008.   Our lack of working capital and inability to maintain adequate inventory was the primary cause of our decrease in sales.  Furthermore, we closed our brewery in January 2009 and eliminated  all of our contract brewing sales. It also took longer to commence outsourcing of our production than we had anticipated.

COST OF GOODS SOLD  Cost of goods sold for the six months ended June 30, 2009 was $108,995 or 94.6% of beer sales revenues compared to $475,905 or 86.4% of net sales for the six months ended June 30, 2008.    Our Cost of Goods Sold as a percentage of sales increased due to higher prices for raw materials and a substantial decrease in our production due to the closure of our brewing facility in January 2009

GROSS PROFIT Gross profit for the six months ended June 30, 2009 was $6,246 or 5.4% of net revenues compared to $74,926 or 13.6% of net revenues for the six months ended June 30, 2008. Our Gross Profit decreased due to our significant reduction of sales and our higher Cost of Goods Sold as described above

OPERATING EXPENSES Total operating expenses decreased $89,249 or 30% to $208,866 for the six months ended June 30, 2009.    Components of operating expenses were:

*	Amortization expense was $2,500 for the six months ended June 30, 2009 compared to $3,173 for the six months ended June 30, 2008.
*	Management compensation was $11,250 for the six months ended June 30, 2009 compared to $59,674 for the six months ended June 30, 2008. The decrease was related to a reduction of salaried employees.
*

Selling expense was $9,870 for the six months ended June 30, 2009 compared to $64,449 for the six months ended June 30, 2008.  We aggressively reduced our selling expense as we did not have sufficient inventory levels to warrant selling efforts in the quarter.  We reduced our trade show, travel expenses and all discretionary selling expenses.

*	Legal and Accounting expense was $60,352 for the six months ended June 30, 2009 compared to $65,714 for the six months ended June 30, 2008.
*	Stock Based Compensation was $6,676 for the six months ended June 30, 2009 compared to $6,676 for the six months ended June 30, 2008.

*

Deferred Financing Costs   were $84,922 for the quarter ended June 30, 2009 which were reduced by 2% from $86,927 for the same period in 2008.    A reduction in the amount of convertible debt instruments was the primary reason for the reduction.

*	Other General & Administrative Operating Expenses increased $21,794 or 189% to $33,296 for the six months ended June 30, 2009 compared to $33,296 for six months ended June 30, 2008.

OPERATING LOSS.  The operating loss for the six months ended June 30, 2009 decreased $20,569 or 9% to $202,620 compared to $223,189 for the six months ended June 30, 2008.  The primary reason for the reduced operating loss was our substantial reduction in operating expenses.

DISCONTINUED OPERATIONS.  In the first quarter of 2009 the company closed its manufacturing facility in Chico, CA and entered into a three (3) year contract with Mendocino Brewing Company, Inc. to outsource the production of our certified organic beers During the three months ending June 30, 2009 the company sold most of its brewing equipment.  As a result, the company had a gain from discontinued operations of for the six months ended June 30, 2009 of $24,135 compared to a loss for discontinued operations of $145,132 for the comparable period in 2008.

OTHER INCOME & EXPENSE.  Net other income and expense increased by $275,816 to a gain of $209,055 for the six months ended June 30, 2009 compared to loss of $66,761 for the six months ended June 30, 2008.   The gain. was primarily the result of debt forgiveness totaling $165,753 and a gain on the sale of previously written down marketable securities of $80,311.

NET INCOME (LOSS). Net Income increased $165,652 to a profit of $30,570 for the six months ended June 30, 2009 compared to a loss of $(435,082) for the six months ended June 30, 2008.   The reduction in our net loss was primarily the result of debt forgiveness totaling $165,753, a gain on the sale of previously written down equipment of $68,142 and a gain on the sale of previously written down marketable securities of $80,311.

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

We had cash and cash equivalents and a working capital deficit of $927,432 at June 30, 2009.  Our total debt, all short-term, was $1,139,737 at June 30, 2009.  We do not have sufficient cash on hand or available credit facilities to continue operations  and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. We have raised capital through the sales of unregistered securities and advances and/or loans from its officers and directors to acquire Butte Creek, and fund operating losses and working capital needs  after its acquisition.   There are no assurances that we will be able to secure additional capital to maintain the operations.

In January 2009, we discontinued brewing operations at our Chico, California brewery.  In February 2009, we entered into a three (3) year contract brewing agreement with an unrelated brewery located in California and as a result will outsource the brewing and bottling of all our beers in 2009.  This transition to a contract brewing model will require a significant investment in inventory.   There is no assurance that working capital will be available to fund our new contract brewing model.   As of June 30, 2009, we have only had sufficient working capital to brew our Organic IPA, Organic OPA, Organic Pilsner and Organic Porter under the contract brewing arrangement signed in February 2009.

During the three months ended June 30, 2009, the Company had no capital expenditures.

Lines of Credit

The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14.25% as of June 30, 2009. The card is uncollateralized and guaranteed by Tom Atmore, our former general manager. The outstanding balance as of June 30, 2009 was $22,978.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 27.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore our former general manager. The lender agreed to a payment of $2,000 as payment in full and forgave the remaining balance of $7,193.

Notes Payable

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of June 30, 2009, the principle balance of the Power Curve, Inc. note was $2,000 with accrued interest of $7,920.  The other notes and all accrued interest have been paid from the proceeds of equipment sales.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and matured December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of June 30, 2009, these notes had current maturities of $131,700 and $90,000 respectively and had accrued interest of $21,076 and $16,200 respectively.  During the three months ended June 30, 2009 payments of $83,300 were made to John Power on this note.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of June 30, 2009 the note had accrued interest of $5,132.

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and matured on December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On December 31, 2008 John Power forgave the $115,000 debt, plus $9,200 in accrued interest, and Power Curve forgave $55,000 of its debt, plus the $5,700 portion of accrued interest.  Consequently, as of June 30, 2009, these notes had current maturities of $0 and $100,000 respectively and had accrued interest of $0 and $20,000 respectively.

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture was in the principal amount of $30,000 is not collateralized and was repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant   On June 15, 2009, the Company entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, the Company’s legal counsel, pursuant to which Clifford L. Neuman, PC agreed to accept, and the Company agreed to issue, 2,500,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $70,000 in accrued and unpaid fees for services rendered in the capacity of legal counsel and $30,000 under a convertible debenture.  All accrued and unpaid interest under the debenture was waived.  The Shares were valued at $0.04 per share

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is guaranteed by of John C. Power, the Company’s Chief Executive Officer.  As of June 30, 2009, the balance of this note and all accrued interest was paid in full.

Effective December, 2008, the Company’s subsidiary issued a note in the principal amount of $200,000 to evidence a note.    The note accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The note was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The note was collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.  The total value of advances under the note during 2008 and three months of 2009 representing deferred financing fees is $75,670 and $17,453 which was credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement in 2008 and three months of 2009 respectively.  In January, 2009, the balance owed under this note was reduced by a payment from the proceeds of securities sales to $183,250.  In June, 2009, $83,250 of the note was converted into 1,665,000 common shares valued at $0.04 and we recorded a gain on the forgiveness of debt in the amount of $16,650.   Simultaneously, the remaining balance on the note of the $100,000 became due and payable on June 30, 2009.  In July 2009, an additional $60,000 was paid on this note from the sale of securities.

 On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company “Butte Creek”) a wholly-owned subsidiary of Golden West Brewing Company, a California corporation, (“GWB-CA”), itself  a wholly-owned subsidiary of Golden West Brewing Company, Inc., a Delaware corporation (the “Company”) entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes are due and payable July 31, 2009.  Each Note is secured by a Security Agreement covering GWB-CA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.   The balance outstanding on these notes as of June 30, 2009 was $19,000 to Neuman and $10,000 to Power as of June 30, 2009.

Additionally, on April 28, 2009, Butte Creek executed an Agreement with GWB-CA pursuant to which Butte Creek will extend advances as a factor to GWB-CA and GWB-CA will assign to Butte Creek, as collateral for repayment of the advances, all accounts receivable of GWB-CA.  Repayment of the advances is secured by a Promissory Note dated April 28, 2009 in the original principal amount of $48,000 and Security Agreement covering Butte Creek’s accounts receivable and the filing of a Uniform Commercial Code financing statement    The balance on this note as of June 30, 2009 was $29,000.

During the years ended December 31, 2007 and 2008,  affiliates of Mr. Power made short-term advances to the Company that remained unpaid as of December 31, 2008 and June 30, 2009 in the amounts of $107,425 and $57,181, respectively.   The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $1,715 as of December 31, 2008 and June 30, 2009, respectively.

During the six months ended June 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company which have a balance of $47,500.  The advances were uncollateralized and due on demand.

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

The Company has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.   The credit agreement was collateralized by a senior lien and security interest in the Company’s tangible and intangible assets.  The lenders under the credit agreement are John C. Power, John Gibbs, Shana Capital and Clifford L. Neuman, the Company’s legal counsel.

On June 15, 2009, the Company entered into an Agreement to Convert the Debt under the credit facility with the investors, pursuant to which the investors agreed to accept, and the Company agreed to issue, 6,860,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $343,000 in principal amount owed under a Credit Facility.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the Company recorded a gain on the forgiveness of debt in the amount of $82,000.

Delinquent Taxes

At June 30, 2009, the Company had outstanding payroll tax liabilities of $43,702. Of these amounts $41,915 are considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"), and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At June 30, 2009, the Company had alcohol related taxes payable to federal and state taxing authorities of $6,129. The detail of those taxes payable is as follows:

June 30, 2009
Tax Agency	Due	Delinquent
Internal Revenue Service	$ 42,623	$ 41,915	PAYROLL TAXES
CA Employment Development Department	$ 1,079	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 2,706	$ 2,706	EXCISE TAX
CA Board of Equalization	$ (364)	$ 0	EXCISE TAX
CA Board of Equalization	$ 0	$ 0	SALES AND USE TAX
CA Department of Conservation	$ 24,190	$ 24,190	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 3,558	$ 0	PROPERTY TAXES

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are nominal and do not yield any return.  Our credit facilities are at fixed rates and are not subject to market risk.

ITEM 4.	CONTROLS AND PROCEDURES

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

None, except as previously disclosed

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

GOLDEN WEST BREWING COMPANY, INC.

Date: August 18, 2009	By: _/s/ John C. Power____ John C. Power, Chief Financial Officer, Principal Accounting Officer