Form 10-Q
period 2009-09-30
Golden West Brewing Company, Inc.
filed 2009-11-20
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from             to __________

Commission file number 000-51808

GOLDEN WEST BREWING COMPANY, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1909408 I.R.S. Employer Identification number

                 2010A Harbison Drive, Suite #312, Vacaville, CA  95687
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number: (530) 894-7906

_______945 West 2nd Street, Chico, P O Box 3750, CA  95928____________
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

As of November 20, 2009, the Registrant had 20,000,000 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by Golden West Brewing Company, Inc. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, and its results of operations for the three and nine month periods ended September 30, 2009 and 2008 and its cash flows for the nine month periods ended September 30, 2009  and 2008 and the statement of stockholders’ deficit as of September 30, 2009.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET AS OF
Current Assets:	(Unaudited) September 30, 2009	December 31.2008
Cash and cash equivalents	$ 316	$ 21,201
Accounts receivable, net of allowance for doubtful accounts of $0.00 and $23,849 at September 30, 2009 and December 31, 2008 respectively	28,536	39,178
Inventory (Note 1)	90,911	109,495
Marketable Securities (Note 2)	16,021	73,952
Prepaid Expenses	2,637	8,976
Total current assets	138,421	252,802
Fixed Assets:
Property and equipment from discontinued operations held for sale (Note 1)	7,061	152,590
Other Assets:
Intangibles, net of accumulated amortization of $20,417 and $16,667 at September 30, 2009 and December 31, 2008, respectively	12,768	16,068
Deferred financing costs, net of accumulated amortization of $84,922 and $5,858 at September 30, 2009 and December 31, 2008, respectively. (Note 3)	-	84,922
Other assets	2,079	7,709
Total other assets	14,847	108,699
Total Assets	$ 160,329	$ 514,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$322,770	$445,353
Accrued expenses	209,522	265,105
Checks issued in excess of funds available	31,747	6,095
Lines of credit payable (Note 3)	22,978	32,555
Advances payable, including advances from related parties of $58,750 and $7,425 at September 30, 2009 and December 31, 2008, respectively (Notes 3 and 4)	59,646	7,425
Notes payable, including notes from related parties of $439,881 and $1,109,054 at September 30, 2009 and December 31, 2008, respectively (Notes 3 and 4)	465,967	1,177,785
Total current liabilities	1,112,630	1,934,318
Total Liabilities	1,112,630	1,934,318
Commitments and contingencies (Notes 1,2,3,4, 5, 6,7, 8, 9 and 10)
Stockholders’ Deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 0 shares and 300,000 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively (Note 7)	-	30
Common stock, $.0001 par value, 20,000,000 shares authorized, 20,000,000 and 3,404,525 shares issued and outstanding as of September 30, 2009 and December 31, 2008 (Note 7)	2,000	340
Additional paid-in capital	2,213,950	1,706,215
Accumulated deficit	(3,168,251)	(3,126,812)
Total Stockholders’ Deficit	(952,301)	(1,420,227)
Total Liabilities and Stockholders’ Deficit	$ 160,329	$ 514,091

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 months ended September 30,		For the 9 months ended September 30,
	2009	2008	2009	2008

Revenues	$50,879	$ 139,597	$ 169,848	$ 716,061
Less: Excise taxes	(9,946)	(7,508)	(13,674)	(33,852)
Net revenues	40,933	132,089	156,174	682,209

Cost of sales	43,766	155,246	150,942	630,767

Gross profit (loss)	(2,833)	(23,157)	5,233	51,442

Operating expenses:
Amortization	1,250	1,586	3,750	4,759
Deferred financing costs	-	55,073	84,922	142,000
Legal and accounting	24,797	18,891	85,148	84,605
Management compensation	-	17,890	11,250	77,854
Stock-based compensation (Note 9)	(2,550)	3,338	4,126	10,014
Selling expenses	3,121	32,592	12,991	96,714
Other	23,981	35,643	57,058	48,644
Total operating expenses	50,599	165,013	259,245	464,590
Net ordinary loss	(53,432)	(188,170)	(254,012)	(413,148)

Discontinued operations
Revenues from discontinued operations	-	26,082	5,507	174,397
Gain (Loss) on equipment sales	(2,678)	7,405	65,464	7,405
Equipment Retirement Loss	-	(6,356)	-	(6,356)
Expenses from discontinued operations	(10,166)	(72,225)	(61,720)	(365,673)
Gain (Loss) from discontinued operations	(12,844)	(45,094)	9,251	(190,227)

Other Income (Expense):
Miscellaneous income	1,772	210	3,368	210
Gain on marketable securities	5,123	-	85,434	-
Bad debt recovery	-	45,035		45,035
Debt forgiveness	-		165,753	-
Loan fees	-	(1,500)	(2,400)	(12,250)
Interest expense	(12,628)	(29,251)	(48,833)	(85,472)
Total other income (expense)	(5,733)	14,494	203,322	(52,477)

Net Loss	$ (72,009)	$ (218,770)	$ (41,439)	$ (655,852)
Preferred dividends	-	13,348	-	13,348
Net loss attributable to common shareholders	$ (72,009)	$ (232,118)	$ (41,439)	(669,200)
Net loss per share	$ (.004)	$ (.07)	$ (.004)	$ (.20)
Net Loss attributable to continuing operations	$ (59,165)	$ (187,024)	$ (50,690)	$ (289,950)
Net loss per share	$ (.003)	$ (.06)	$ (.005)	$ (..09)
Net income (loss) attributable to discontinued operations	$ (12,844)	$ (45,094)	$ 9,251	$ (145,132)
Net income (loss) per share	$ (.001)	$ (.01)	$ .001	$ (.04)
Weighted Average Shares Outstanding	20,000,000	3,381,164	9,969,768	3,371,162

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SEPTEMBER 30, 2009 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amt	Shares	Amount	Capital	(Deficit)	Totals

Balance, December 31, 2007	300,000	30	3,335,000	334	1,485,033	(2,221,948)	(736,551)

Shares issued for compensation at $0.50, March, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, March, 2008			18,000	1	8,999		9,000
Deferred financing costs on line of credit for three months ended March 31, 2008					80,960		80,960
Shares issued for compensation at $0.50, June, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, June, 2008			3,500		1,750		1,750
Deferred financing costs on line of credit for three months ended September 30, 2009					17,830		17,830
Shares issued for trade liability at $.30 per share, September, 2008			21,225	2	6,365		6,367
Shares issued for loan fees at $.25 per share, August, 2008			1,500		375		375
Shares issued for compensation at $.25 per share, August, 2008			6,000	1	1,499		1,500
Stock-based compensation – options					13,352		13,352
Deferred financing costs on line of credit for three months ended September 30, 2008					6,830		6,830
Shares issued for compensation at $.10 per share, December 1, 2008			6,000		600		600
Shares issued for loan fees at $.10 per share, December, 2008			1,300		130		130
Deferred financing costs on line of credit for three months ended December 31, 2008					90,820		90,820
Dividends on Preferred Stock for the year ended Dec. 31, 2008					(14,326)		(14,326)
Net (Loss) before net dividends	-	-	-	-	-	(904,864)	(904,864)
Balance, December 31, 2008	300,000	30	3,404,525	340	1,706,215	(3,126,812)	(1,420,227)

Dividends on Preferred Stock for the quarter ended Mar. 31, 2009					(3,582)		(3,582)
Shares issued for debt conversion at $.04 per share, June 15, 2009			12,095,475	1210	482,609		483,819
Common shares exchanged for preferred shares	(300,000)	(30)	4,500,000	450	-		420
Forgiveness of accrued preferred dividends					24,582		24,582
Stock-based compensation – options					4,126		4,126
Net (Loss) before net dividends	-	-	-	-	-	(41,439)	(41,439)
Balance. September 30, 2009	-	-	20,000,000	2,000	2,213,950	(3,168,251)	(952,301)

                          GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$ (41,439)	$ (675,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	23,764
Amortization of intangibles	3,750	91,686
Equipment retirement loss	-	6,356
Stock-based compensation and expenses	4,126	10,014
Deferred financing costs and loan fees	84,922	67,322
Preferred stock dividends	-	20,022
	92,798	219,164
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	10,642	143,809
Inventories	18,584	88,104
Prepaid expenses	6,339	(95,921)
Marketable Securities	57,931	-
Increase (decrease) in:
Checks written in excess of funds available	25,652	(35,491)
Accounts payable	(122,583)	118,271
Advances payable	52,221	(112,744)
Notes payable	(300,947)	60,897
Accrued expenses	(55,583)	77,459
	(307,744)	244,384

Net cash from (used in) operating activities	(256,385)	(212,325)

Cash flows from (used in) investing activities:
Sale of fixed assets	235,950	1,136
Net investment in intangibles and other assets	(450)	-
Net cash from (used in) investing activities	235,500	1,136

Cash flows from financing activities:
Net proceeds from paid-in-capital	-	113,774
Net increase in deferred financing costs	-	97,896
Net cash from financing activities	-	211,670

Increase (decrease) in cash and cash equivalents	$ (20,885)	$ 481
Cash and cash equivalents, beginning of period	21,201	4,684
Cash and cash equivalents, end of period	$ 316	$ 5,165
Supplemental schedule of cash flow information:
Cash paid for interest	$ 48,833	$ 85,472

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

Description of Business - Golden West Brewing Company, Inc., a Delaware Corporation, and its wholly-owned California subsidiary Golden West Brewing Company (hereinafter referred to as “The Company” on a consolidated basis) were formed in 2003 for the purpose of acquiring Butte Creek Brewing Company, LLC ("Butte Creek").  The acquisition of Butte Creek was completed on August 31, 2005.  In 2008, the Company formed a wholly-owned Washington subsidiary, Golden West Brewing, Inc. which invests in speculative securities.

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, and its results of operations for the three and nine month periods ended September 30, 2009 and 2008 and its cash flows for the nine month period ended September 30, 2009 and 2008 and the statement of stockholder’s deficit as of September 30, 2009. The accompanying financial statements should be read in conjunction with the notes thereto filed as a part of the Company's quarterly report on Form 10-Q.  All inter-company account balances and transactions are eliminated in consolidation.

In January 2009, we discontinued brewing operations at our Chico, California brewery.  In February 2009, we entered into a three (3) year contract brewing agreement with an unrelated brewery located in California and have outsourced the brewing and bottling of all our beers in 2009.  As a result of the closure of our brewing facility, we expensed an impairment charge to fixed assets of $82,730 in 2008.

Our Board of Directors has approved a change of name for the Company to a new name to be determined by the Board at a future date, a reverse split of one-for-ten, and an increase of our authorized common shares to 100,000,000 (the “Shareholder Action”).  The implementation of the Shareholder Action  requires an amendment to our Certificate of Incorporation which itself requires shareholder approval. As permitted by Delaware law and our Certificate of Incorporation, the Company has received a written consent from the majority stockholders of the Company approving the Shareholder Action.  The Shareholder Action will not become effective until at least 20 calendar days following the date of mailing of our Information Statement to our shareholders.  The date of the mailing was November 2, 2009.  Other regulatory conditions also apply and our projected effective date of these changes will be in December, 2009.

Accounts Receivable - Accounts receivable are reported at net realizable value.  The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends and other information.   Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventory - Inventory is stated at the lower-of-average cost or market computed on a first-in first-out basis.  Inventory values as of September 30, 2009 and December 31, 2008 are classified as follows:

Inventory Class	2009	2008
Finished Product	$ 76,008	$ 34,550
Manufacturing Materials	14,903	63,925
Goods in Process	-	11,020
Total	$ 90,911	$ 109,495

Fixed Assets – Fixed assets are valued at historical cost less accumulated depreciation.  Depreciation is computed on a straight-line basis.  As a result of the closure of our brewing facility, we expensed an impairment charge to fixed assets of $82,730 in 2008.  We retained an independent equipment broker to sell our brewery equipment and paid him a 10% commission on all completed transactions.   In May 2009, we entered into an agreement to sell the majority of our brewing equipment for $170,000 and completed the transaction in June 2009.  Our property and equipment held for sale was fairly valued at $7,061 and $152,590 as of September 30, 2009 and December 31, 2008, respectively.

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

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and advances. At September 30, 2009 and December 31, 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government.

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

Intangibles - Intangibles consists of trade names and trademarks. Intangibles other than goodwill are amortized using the straight-line method over the estimated useful life of the intangibles. The $25,000 of acquired intangible assets relate to trade names and trademarks that had an expected remaining useful life of approximately five years at the time of their purchase in August 2005 are being amortized over a 5-year period.  In addition, we have capitalized an additional $8,185 in costs associated with the development of our registered trademark portfolio that are also being amortized over a 5-year period.

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

2.  Marketable Securities

In 2008, we formed a wholly-owned Washington subsidiary, Golden West Brewing, Inc. which is engaged in the business of investing in speculative securities.   Marketable securities owned as of September 30, 2009 have a market value of $16,021.  Security transactions, recognizing fluctuations in market values, have resulted in net gains of $5,123 and $85,434 during the three and nine month periods ending September 30, 2009.

3. Advances and Notes Payable:

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrued interest at the rate of 9% per annum, was payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of September 30, 2009, the principal balance of the Power Curve, Inc. note was $2,000 with accrued interest of $7,965.  The other notes and all accrued interest have been paid from the proceeds of equipment sales.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and matured December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of September 30, 2009, these notes had current maturities of $131,700 and $90,000 respectively and had accrued interest of $24,039 and $18,225 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of September 30, 2009 the note had accrued interest of $5,294.

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and matured on December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On December 31, 2008 John Power forgave the $115,000 debt, plus $9,200 in accrued interest, and Power Curve forgave $55,000 of its debt, plus the $5,700 portion of accrued interest.  Consequently, as of September 30, 2009, these notes had current maturities of $0 and $100,000 respectively and had accrued interest of $0 and $22,000 respectively.

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

3.

In consideration of the assignments of the Advances owed to Power by the Company, Shana Capital and Webquest each executed and delivered, in favor of Power, their promissory note in the amount of $112,500.  Under the terms of each promissory note, the principal balance together with accrued interest at the rate of 7% per annum are due and payable, in full, on December 31, 2008.  These notes remain unpaid as of September 30, 2009.

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

Effective June 15, 2009 the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.04 per share.  Both of Shana Capital and Webquest  agreed to convert their Series A Preferred Convertible Stock into an aggregate of 4,500,000 shares of the Company’s $.0001 par value common stock at the revised conversion price.

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture was $30,000 and was not collateralized and was repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  On June 15, 2009, the Company entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, the Company’s legal counsel, pursuant to which Clifford L. Neuman, PC agreed to accept, and the Company agreed to issue, 2,500,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $70,000 in accrued and unpaid fees for services rendered in the capacity of legal counsel and $30,000 under a convertible debenture.  All accrued and unpaid interest under the debenture was waived.  The Shares were valued at $0.04 per share

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan was guaranteed by of John C. Power, the Company’s Chief Executive Officer.  As of September 30, 2009, the balance of this note and all accrued interest was paid in full.

Effective December, 2008, the Company’s subsidiary issued a note in the principal amount of $200,000 to evidence a note.    The note accrues interest at the rate of 6% per annum and was due and payable, in full, on December 31, 2009.  The note was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The note was collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.  The total amount of financing fees for advances under the note during 2008 and nine months of 2009 representing deferred financing fees is $75,670 and $84,922 which was credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement in 2008 and nine months of 2009 respectively.  In January, 2009, the balance owed under this note was reduced by a payment from the proceeds of securities sales to $183,250.    On June 15, 2009, the Company entered into an Agreement to Convert part of this debt with the holder, pursuant to which the holder agreed to accept, and the Company agreed to issue, 1,665,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $83,250 in principal amount owed.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the company recorded a gain of the forgiveness of principal debt in the amount of $16,650.  In addition, the Company’s subsidiary agreed to repay the remaining $100,000 in principal amount in full by June 30, 2009.     During the three months ended September 30, 2009, principal payments of $70,000 were  paid leaving a principal balance and accrued interest of $30,000 and 4,520, respectively.

 On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company “Butte Creek”) a wholly-owned subsidiary of Golden West Brewing Company, a California corporation, (“GWB-CA”), itself  a wholly-owned subsidiary of Golden West Brewing Company, Inc., a Delaware corporation (the “Company”) entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes were due and payable July 31, 2009 and have been restructured as demand notes.  Each Note is secured by a Security Agreement covering GWB-CA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.  As of September 30, 2009, the balances on these notes were $19,000 to Neuman plus accrued interest of $1,387 and $10,000 to Power.

Additionally, on April 28, 2009, Butte Creek executed an Agreement with GWB-CA pursuant to which Butte Creek will extend advances as a factor to GWB-CA and GWB-CA will assign to Butte Creek, as collateral for repayment of the advances, all accounts receivable of GWB-CA.  Repayment of the advances is secured by a Promissory Note dated April 28, 2009 in the original principal amount of $48,000 and Security Agreement covering Butte Creek’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The remaining outstanding balance on this note as of September 30, 2009 was $0.

During the years ended December 31, 2007 and 2008, affiliates of Mr. Power made short-term advances to the Company that remained unpaid as of December 31, 2008 and September 30, 2009 in the amounts of $107,425 and $57,181, respectively.   Partial payment was made on these advances on June 15, 2008 through the issuance of stock in exchange for principal of $42,819 and forgiveness of accrued interest on this advance. The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $1,181 as of December 31, 2008 and September 30, 2009, respectively.

During the nine months ended September 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company  of $58,750.  The advances were uncollateralized and due on demand.

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

Lines of Credit -The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14.25% as of September 30, 2009. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek, LLC's Managing Member and our former general manager. The outstanding balance as of September 30, 2009 was $22,978.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 27.98%. The debt on the credit card was uncollateralized but guaranteed by Tom Atmore, our former general manager. In 2009, the lender agreed to a payment of $2,000 as payment in full and forgave the remaining balance of $7,193.

Notes Payable September 30, 2009	Current Portion	Long-Term Portion	Accrued Interest	Interest Rate	Maturity Date	Collateralized
Lines of Credit
Wells Fargo (Atmore)	22,978	-	-	14.25%	Demand	No
TOTAL	$ 22,978	-	-

Notes Payable – Related Parties
Power Curve, Inc. #1	$ 2,000	-	$ 7,965	9%	Sep., 2008	Yes
Power Curve, Inc. #2	90,000	-	18,225	9%	Dec., 2008	Yes
Power Curve, Inc. #3	100,000	-	22,000	8%	Dec., 2008	Yes
John C. Power #1	131.700	-	24,039	9%	Dec., 2008	Yes
John C. Power – BCB, LLC	10,000		-		Demand
John Gibbs	30,000	-	4,520	6%	Dec., 2009	Yes
Cliff Neuman –BCB, LLC	19,000	-	1,387	15%	Demand	Yes
Sea Ranch Lodge & Village	57,181	-	1,181	12%	Demand	No
TOTAL	$ 439,881	-	$ 79,317

Notes Payable - Unaffiliated
B. Detweiller	8,136	-	5,294	8%	Demand	No
BRK Holdings, LLC	17,950	-	3,297	12.246%	Nov., 2008	No
	$ 26,086	$ -	$ 8,591

The Company has pledged substantially all of its assets to secure some of its notes and obligations. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

4.      Related Party Transactions

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrued interest at the rate of 9% per annum, was payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of September 30, 2009, the principal balance of the Power Curve, Inc. note was $2,000 with accrued interest of $7,965.  The other notes and all accrued interest have been paid from the proceeds of equipment sales.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and matured December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace

($25,000) in September 2005 described above.  As of September 30, 2009, these notes had current maturities of $131,700 and $90,000 respectively and had accrued interest of $24,039 and $18,225 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of September 30, 2009 the note had accrued interest of $5,294.

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and matured on December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On December 31, 2008 John Power forgave the $115,000 debt, plus $9,200 in accrued interest, and Power Curve forgave $55,000 of its debt, plus the $5,700 portion of accrued interest.  Consequently, as of September 30, 2009, these notes had current maturities of $0 and $100,000 respectively and had accrued interest of $0 and $22,000 respectively.

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

3.

In consideration of the assignments of the Advances owed to Power by the Company, Shana Capital and Webquest each executed and delivered, in favor of Power, their promissory note in the amount of $112,500.  Under the terms of each promissory note, the principal balance together with accrued interest at the rate of 7% per annum are due and payable, in full, on December 31, 2008.  These notes remain unpaid as of September 30, 2009.

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

Effective June 15, 2009 the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.04 per share.  Both of Shana Capital and Webquest agreed to convert their Series A Preferred Convertible Stock into an aggregate of 4,500,000 shares of the Company’s $.0001 par value common stock at the revised conversion price.

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture was $30,000 and was not collateralized and was repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  On June 15, 2009, the Company entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, the Company’s legal counsel, pursuant to which Clifford L. Neuman, PC agreed to accept, and the Company agreed to issue, 2,500,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $70,000 in accrued and unpaid fees for services rendered in the capacity of legal counsel and $30,000 under a convertible debenture.  All accrued and unpaid interest under the debenture was waived.  The Shares were valued at $0.04 per share.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan was guaranteed by of John C. Power, the Company’s Chief Executive Officer.  As of September 30, 2009, the balance of this note and all accrued interest was paid in full.

Effective December, 2008, the Company’s subsidiary issued a note in the principal amount of $200,000 to evidence a note.    The note accrues interest at the rate of 6% per annum and was due and payable, in full, on December 31, 2009.  The note was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The note was collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.  The total amount of financing fees for advances under the note during 2008 and nine months of 2009 representing deferred financing fees is $75,670 and $84,922 which was credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement in 2008 and nine months of 2009 respectively.  In January, 2009, the balance owed under this note was reduced by a payment from the proceeds of securities sales to $183,250.    On June 15, 2009, the Company entered into an Agreement to Convert part of this debt with the holder, pursuant to which the holder agreed to accept, and the Company agreed to issue, 1,665,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $83,250 in principal amount owed.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the company recorded a gain of the forgiveness of principal debt in the amount of $16,650.  In addition, the Company’s subsidiary agreed to repay the remaining $100,000 in principal amount in full by June 30, 2009.     During the three months ended September 30, 2009, principal payments of $70,000 were  paid leaving a principal balance and accrued interest of $30,000 and 4,520, respectively.

 On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company “Butte Creek”) a wholly-owned subsidiary of Golden West Brewing Company, a California corporation, (“GWB-CA”), itself  a wholly-owned subsidiary of Golden West Brewing Company, Inc., a Delaware corporation (the “Company”) entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes were due and payable July 31, 2009 and have been restructured as demand notes.  Each Note is secured by a Security Agreement covering GWB-CA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.  As of September 30, 2009, the balances on these notes were $19,000 to Neuman plus accrued interest of $1,387 and $10,000 to Power.

Additionally, on April 28, 2009, Butte Creek executed an Agreement with GWB-CA pursuant to which Butte Creek will extend advances as a factor to GWB-CA and GWB-CA will assign to Butte Creek, as collateral for repayment of the advances, all accounts receivable of GWB-CA.  Repayment of the advances is secured by a Promissory Note dated April 28, 2009 in the original principal amount of $48,000 and Security Agreement covering Butte Creek’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The remaining outstanding balance on this note as of September 30, 2009 was $0.

During the years ended December 31, 2007 and 2008, affiliates of Mr. Power made short-term advances to the Company that remained unpaid as of December 31, 2008 and September 30, 2009 in the amounts of $107,425 and $57,181, respectively.  Partial payment was made on these advances on June 15, 2008 through the issuance of stock in exchange for principal of $42,819 and forgiveness of accrued interest on this advance. The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $1,181 as of December 31, 2008 and September 30, 2009, respectively.

During the nine months ended September 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company of $58,750.  The advances were uncollateralized and due on demand.

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

Future minimum lease payments under this lease are as follows:

Year Ending December 31,

2009	$11,178
2010	$22,356

On February 9, 2009, BRK Holdings, LLC (“landlord”) filed suit against the Company for  delinquent rent of $14,904 and legal fees of $800.  The Company negotiated a settlement that allowed continued possession of the premises by paying rent on a month-to-month basis.  The Company paid rent from March - July 2009 and vacated the premises in August 2009.   The Company is still liable for the delinquent rent amount of $14,904, legal fees of $800 and also, may still be liable for other unpaid or future rents due under the lease.

6.     Commitments & Contingencies

Delinquent Taxes

At September 30, 2009, the Company had outstanding payroll tax liabilities of $48,527. Of these amounts $43,701 are considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"), and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At September 30, 2009, the Company had alcohol related taxes payable to federal and state taxing authorities of $3,742. The detail of those taxes payable is as follows:

September 30, 2009
Tax Agency	Due	Delinquent
Internal Revenue Service	$ 46,857	$ 42,622	PAYROLL TAXES
CA Employment Development Department	$ 1,670	$ 1,079	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 4,106	$ 2,706	EXCISE TAX
CA Board of Equalization	$ (364)	$ 0	EXCISE TAX
CA Board of Equalization	$ 0	$ 0	SALES AND USE TAX
CA Department of Conservation	$ 24,190	$ 24,190	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 3,558	$ 3,558	PROPERTY TAXES

A portion of these delinquent taxes payable have been assumed by the Company in connection with our acquisition of Butte Creek as the continuation of regulatory compliance is material to the Company's ability to continue as a going concern.  The Company has entered into monthly payment plans with all of the aforementioned agencies. Continued operations could be severely impaired should the Company default on its payment plans with the IRS or any other governmental agency seek to collect any of the delinquent payables before we are able to pay them.

There are two material legal proceedings in which either we or any of our affiliates were involved in 2009 which could have a material adverse effect on our business, financial condition or future operations.

 On January 6, 2009, Capital Beverage Co. and Capital Coors Co. (“Capital”) filed suit against Crown Imports LLC, Butte Creek Brewing Company and Bison Brewing Company alleging that the defendants had unlawfully cancelled their distribution contracts with Capital.  A Settlement Agreement was reached in July 2009 that required no consideration to Capital and the mutual acknowledgement that the distribution agreement between Capital and Butte Creek was in fact cancelled.

 On February 9, 2009, BRK Holdings, LLC (“landlord”) filed suit against the Company for delinquent rent of $14,904 and legal fees of $800.  The Company  negotiated a settlement that allowed continued  possession of the premises by paying rent on a month-to-month basis.  The Company paid rent from March - July 2009 and vacated the premises in August 2009.  The Company is  still liable for the delinquent rent amount of $14,904, legal fees of $800 and also, may still be liable for other unpaid or future rents due under the lease.

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

3.   In consideration of the assignments of the Advances owed to Power by the Company, Shana Capital and Webquest each executed and delivered, in favor of Power, their promissory note in the amount of $112,500.  Under the terms of each promissory note, the principal balance together with accrued interest at the rate of 7% per annum are due and payable, in full, on December 31, 2008.  These notes remain unpaid as of September 30, 2009.

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

Effective June 15, 2009 the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.04 per share.  Both of Shana Capital and Webquest agreed to convert their Series A Preferred Convertible Stock into an aggregate of 4,500,000 shares of the Company’s $.0001 par value common stock at the revised conversion price.

COMMON STOCK

In December, 2007, the Company entered into a Credit Agreement with four individuals providing for a revolving line of credit in the maximum principal amount of $350,000.  The Company agreed to pay a financing fee in the form of 100 shares of common stock for every $1,000 in advances made under the Credit Agreement.  A total of 19,300 shares were issued in 2008 under this agreement.   As of September 30, 2009, the Company has borrowed $343,000 under the Credit Agreement and has issued an aggregate of 34,300 shares of common stock as a financing fee.

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

In 2008, the Company granted and issued an aggregate of 24,000 shares of common stock:  12,000 to its President, Mark Simpson; and, 12,000 shares to its Chief Financial Officer of a wholly-owned subsidiary.  The shares were issued for services for the 12 month period ended December 31, 2008.

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

The Board has unanimously approved, that the Company undertake a one-for-ten (1-for-10) Reverse Split of our outstanding shares of Common Stock and outstanding options, warrants and other rights convertible into shares of Common Stock.  As permitted by Delaware law and our Certificate of Incorporation, the Company has received a written consent from the majority stockholders of the Company approving the Reverse Split.   Additionally, our Board of Directors has unanimously approved an increase in our authorized shares from 20,000,000 shares of common stock to 100,000,000 shares of common stock (the “Share Increase”).  Our authorized capital of 5,000,000 shares of preferred stock will remain unchanged.  The Reverse Stock Split and share increase will not become effective until at least 20 calendar days following the date of mailing of our Information Statement to our shareholders.  The date of the mailing was November 2, 2009.  Other regulatory conditions also apply and our projected effective date of these changes will be in December, 2009.

8.     Income Taxes

The Company has an estimated net operating loss carry forward, net of unrealized loss on securities sales of $79,555, of approximately $2,285,175 as of  December 31, 2008,  to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through 2025, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

As of December 31, 2008
Net operating gain (losses) carry forward	$ (2,285,175)
Effective Tax rate	18.5%
Deferred income tax	422,757
Deferred income tax allowance	(422,757)
Net deferred income tax asset	$ -

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for all periods presented is as follows:

Tax (benefit) at Federal statutory rate	(15.00)%
State tax (benefit) net of Federal benefit	(3.50)
Valuation allowance	18.50
Tax provision (benefit)	-

9.       Equity Incentive Plan:

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  That in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The foregoing options were subject to vesting and become exercisable 50% on the date of grant; 16.67% on July 31, 2007; 16.67% on July 31, 2008; and 16.67% on July 31, 2009,subject to the holder continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.  Options vest over 5 years and the expense for the three and nine month periods ended September 30, 2009 was $0 and $4,126, respectively.

The options were granted to five persons who served as directors, employees or consultants to the Company.  Presently only one of the five original recipients is still with the Company.  The one remaining option holder still with the Company has 50,000 options that are now fully-vested.   All of the other options have expired except for 75,000 options that were vested to Scott Burchell as part of his separation agreement with the Company.  The options held by Burchell will expire on August 8, 2011. The shares issuable upon exercise of the options will be “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.

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

The following tables present summarized information about fixed price stock options at September 30, 2009:

Options outstanding at December 31, 2007		400,000
Granted		-
Exercised		-
Forfeitures		(275,000)
Options outstanding at September 30, 2009		125,000

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Price	Number Exercisable
$0.50	350,000	5 years	$0.50	125,000

The fair value of the options granted in fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	75%
Risk-free interest rate	4.85%

All of our 20,000,000 authorized common shares have been issued.  Presently, we do not have any unauthorized common shares available should any of our employee stock options be excercised.

10.       Subsequent Events:

Subsequent to September 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company that were subsequently repaid in full.   The advances were uncollateralized and due on demand.

On November 2, 2009, the Company mailed to its stockholders the Information Statement referred to in Notes 1 and 7 regarding a 10:1 reverse split, change in capital structure and name change.  It is anticipated these changes will be effective in December 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Golden West Brewing Company, Inc. (the "Company" or "Golden West") was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC ("Butte Creek" or "Butte"). We are currently a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which acquired the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996.  In January 2009, we discontinued operations at our brewery in Chico, California and entered into a contract brewing agreement through our 100% owned subsidiary to brew our beers at Mendocino Brewing Company in Ukiah, California.  Butte Creek specializes in brewing and marketing certified organic craft beers.   We face numerous operational challenges.   The following are the key issues and challenges facing the Company:

*

Sales.   Our shortage of working capital has forced us to reduce inventories and new products.  Our closure of our brewing facility in Chico, California has negatively impact our sales as we transitioned to a contract brewing model.  Furthermore, we discontinued all of our contract brewing for other customers.  We expect sales in 2009 to be significantly below our 2008 sales as we transition to our new model.   We are seeking financing to build inventory and sales.   Our new contract facility produced our Organic IPA and Pale Ale in March, 2009 that wasn’t available to our distributors until April, 2009.    Our Organic Pilsner and Porter wasn’t produced until May, 2009 and wasn’t available to our distributors until June, 2009.  We have not had the capital to produce our higher margin specialty products which has negatively impacted sales and gross margin.   We have not had the capital to produce our ales and lagers in kegs which has negatively impacted sales and gross margin.

*

Increase Gross Profit Margin.   Our goal is to increase our gross profit margin to 20% of sales.  We have not been able to raise prices in 2009 as expected due to the weak economic climate.   A price increase will almost certainly decrease our gross sales.  We believe the conversion from an operating brewery to a contract model will help us increase our gross profit margin in 2009.  We have not been able to achieve this goal yet but believe it is achievable in 2010.

*

Control Selling, General & Administrative Expenses.  As a result of converting to a contract brewing model, we have been able to reduce our selling and G&A expenses.   We have eliminated most of our controllable expenses.  As of October 1, 2009, we had no full-time employees and hire out all necessary tasks to qualified independent contractors.

*

Working Capital Shortage.  Our history of working capital deficiencies make it difficult to raise capital to build inventory.  We owe delinquent taxes to the IRS and several Federal and State agencies.   We have only been able to secure loans to make a minimum amount of inventory.

*

Lack of Marketing Materials.  We have very limited marketing budgets and are not competitive with other breweries of our size in the amount and quality of marketing materials needed to support our distribution network.

*

Continued Operating Losses.   Our history of operating losses makes it difficult to raise capital for our working capital needs.  We believe that our contract brewing model has reduced our losses from operations in 2009.

*

Lack of Inventory Controls.    Historically our inventory controls have been weak.       In 2009, all of our inventory has been maintained at independent warehouses.  We believe this has improved our inventory control.

Both Golden West and Butte Creek have sustained losses from operations.  Golden West has a working capital deficit which raises substantial doubts about their ability to continue as a going concern. Our audited financial statements have received going concern qualifications from our Independent Registered Public Accounting Firm.

The following discussion and analysis is for the three and nine month periods ended September 30, 2009 and should be read in conjunction with the Notes of our unaudited financial statements for the same period.   We were a development stage entity prior to our acquisition of Butte Creek on August 31, 2005.

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

Operating and Financial Review and Prospects

Operating Results

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008:

REVENUES  Gross Revenues and Revenues net of excise taxes (“Net Revenues”) were $50,879 and $40,933, respectively, for the three months ended September 30, 2009.  Net Revenues decreased  $91,156 or 69% as compared to net revenues of $132,089 for the three months ended September 30, 2009.   Our lack of working capital and inability to maintain a qualified sales force and adequate inventory levels of all of our key products was the primary cause of our decrease in sales.  Furthermore, we closed our brewery in January 2009 and eliminated all of our revenues from contract brewing.

COST OF GOODS SOLD.  Cost of goods sold for the three months ended September 30, 2009 was $43,766 or 86% of beer sales compared to $155,246 or 111.2% of beer sales for the three months ended September 30, 2008.  Our Cost of Goods Sold as a percentage of sales decreased as we converted our production into a contract brewing facility and ceased production at our Chico, California facility.

GROSS PROFIT Gross profit for the three months ended September 30, 2009 was $(2,833) or (6.9)% of net revenues compared to $(23,156) or (17.5)% of net revenues for the three months ended September 30, 2008. Our Gross Profit decreased due to our significant reduction of sales.

OPERATING EXPENSES Total operating expenses decreased $114,414 or 69.3% to $50,599 for the three months ended September 30, 2009.  Components of operating expenses were:

*	Amortization expense was $1,250 for the three months ended September 30, 2009 compared to $1,586 for the three months ended September 30, 2008.
*

Management compensation was $0 for the three months ended September 30, 2009 compared to $17,890 for the three months ended September 30, 2008.  The decrease was related to a reduction of salaried employees.

*

Selling expense was $3,121 for the three months ended September 30, 2009 compared to $32,592 for the three months ended September 30, 2008.  We aggressively reduced our selling expense as we did not have sufficient inventory levels to warrant selling efforts in the quarter.  We reduced our trade show, travel expenses and all discretionary selling expenses.

*

Legal and Accounting expense was $24,797 for the three months ended September 30, 2009 compared to $18,891 for the three months ended September 30, 2008.   The costs associated with maintaining our SEC filings were the primary reason for the increase.

*	Stock Based Compensation was $0 for the three months ended September 30, 2009 compared to $3,338 for the three months ended September 30, 2008.
*

Deferred Financing Costs  were $0 for the quarter ended September 30, compared to $55,073 for the same period in 2008.  The decrease was due to the full conversion of the associated instruments to common shares.

*	Other General & Administrative Operating Expenses decreased $11,662 or 33% to $23,981 for the three months ended September 30, 2009 compared to $35,643 for three months ended September 30, 2008.

OPERATING LOSS.  The operating loss for the three months ended September 30, 2009 decreased $134,738 or 74% to $53,432 compared to $188,170 for the three months ended September 30, 2008.  The primary reason for the reduced operating loss was our substantial reduction in operating expenses.

DISCONTINUED OPERATIONS.  In the first quarter of 2009 the company closed its manufacturing facility in Chico, CA and entered into a three (3) year contract with Mendocino Brewing Company, Inc. to outsource the production of our certified organic beers.  During the three months ending June 30, 2009 the company sold most of its brewing equipment.  As a result, the company had a loss from discontinued operations for the three months ended September 30, 2009 of $12,844 compared to a loss for discontinued operations of $45,094 for the comparable period in 2008.

OTHER INCOME & EXPENSE.  Net other income and expense decreased by $20,227 to a net expense of $5,733 for the three months ended September 30, 2009 compared to net other income of $14,494 for the three months ended September 30, 2008.   The increase in net expense was primarily the result of bad debt recovery of $45,035 during the three months ended September 30, 2008.

NET INCOME (LOSS). Net loss decreased $146,761 or 67% to a loss of $72,009 for the three months ended September 30, 2009 compared to a loss of $218,770 for the three months ended September 30, 2008.   The reduction in our net loss was primarily the result of changing our model to a contract brewing model and closing our Chico, California production facility.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008:

REVENUES  Gross revenues and revenues net of excise taxes (“Net revenues”) were $169,848 and $156,174, respectively, for the nine months ended September 30, 2009.    Net Revenues were decreased $526,035 or 77% as compared to net revenues of $682,209 for the nine months ended September 30, 2008.   Our lack of working capital and inability to maintain adequate inventory was the primary cause of our decrease in sales.  Furthermore, we closed our brewery in January 2009 and eliminated all of our contract brewing sales. It also took longer to commence outsourcing of our production than we had anticipated.

COST OF GOODS SOLD  Cost of goods sold for the nine months ended September 30, 2009 was $150,942 or 88.9% of beer sales compared to $630,767 or 88,1% of beer sales for the nine months ended September 30, 2008.  Our Cost of Goods Sold as a percentage of sales increased due to higher prices for raw materials and a substantial decrease in our production due to the closure of our brewing facility in January 2009

GROSS PROFIT Gross profit for the nine months ended September 30, 2009 was $5,233 or 3.4% of net revenues compared to $51,443 or 7.5% of net revenues for the nine months ended September 30, 2008.  Our Gross Profit decreased due to our significant reduction of sales and our higher Cost of Goods Sold as described above

OPERATING EXPENSES Total operating expenses decreased $205,345 or 44% to $259,245 for the nine months ended September 30, 2008.  Components of operating expenses were:

*	Amortization expense was $3,750 for the nine months ended September 30, 2009 compared to $4,759 for the nine months ended September 30, 2008.
*

Management compensation was $11,250 for the nine months ended September 30, 2009 compared to $77,854 for the nine months ended September 30, 2008.  The decrease was related to a reduction of salaried employees.

*

Selling expense was $12,991 for the nine months ended September 30, 2009 compared to $96,714 for the nine months ended September 30, 2008.  We aggressively reduced our selling expense as we did not have sufficient inventory levels to warrant selling efforts in the quarter.  We reduced our trade show, travel expenses and all discretionary selling expenses.

*	Legal and Accounting expense was $85,148 for the nine months ended September 30, 2009 compared to $84,605 for the nine months ended September 30, 2009.

*	Stock Based Compensation was $4,126 for the nine months ended September 30, 2009 compared to $10,014 for the nine months ended September 30, 2008.
*

Deferred Financing Costs   were $84,922 for the nine months ended September 30, 2009 which were reduced by 1% from $84,605 for the same period in 2008.    A reduction in the amount of convertible debt instruments was the primary reason for the reduction.

*	Other General & Administrative Operating Expenses increased $8,414 or 17.3% to $57,058 for the nine months ended September 30, 2009 compared to $48,644 for nine months ended September 30, 2008.

OPERATING LOSS.  The operating loss for the nine months ended September 30, 2009 decreased $159,136 or 38.5% to $254,012 compared to $413,148 for the nine months ended September 30, 2008.  The primary reason for the reduced operating loss was our substantial reduction in operating expenses.

DISCONTINUED OPERATIONS.  In the first quarter of 2009 the company closed its manufacturing facility in Chico, CA and entered into a three (3) year contract with Mendocino Brewing Company, Inc. to outsource the production of our certified organic beers.  During the three months ending September 30, 2009 the company sold most of its brewing equipment.  As a result, the company had a gain from discontinued operations of for the nine months ended September 30, 2009 of $9,251 compared to a loss for discontinued operations of $190,227 for the comparable period in 2008.

OTHER INCOME & EXPENSE.  Net other income and expense increased by $255,799 to a gain of $203,322 for the nine months ended September 30, 2009 compared to a net expense of $52,477 for the nine months ended September 30, 2008.   The gain was primarily the result of debt forgiveness totaling $165,753 and a gain on the sale of previously written down marketable securities of $85,434.

NET INCOME (LOSS). Net loss decreased $614,413 to a net loss of $41,439 for the nine months ended September 30, 2009 compared to a loss of $655,852 for the nine months ended September 30, 2008.   The reduction in our net loss was primarily the result of debt forgiveness totaling $168,568 and a gain on the sale of previously written down marketable securities of $85,434.

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

We had a working capital deficit of $974,210 at September 30, 2009.  Our total debt, all short-term, was $1,112,630 at September 30, 2009.  We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations.   There are no assurances that we will be able to secure additional capital to maintain operations.

In January 2009, we discontinued brewing operations at our Chico, California brewery.  In February 2009, we entered into a three (3) year contract brewing agreement with an unrelated brewery located in California and as a result will outsource the brewing and bottling of all our beers in 2009.  This transition to a contract brewing model will require a significant investment in inventory.    As of September 30, 2009, we have only had sufficient working capital to brew our Organic IPA, Organic OPA, Organic Pilsner and Organic Porter under the contract brewing arrangement signed in February 2009.  There are no assurances that we will have enough working capital to maintain sufficient inventory in the future.

During the three months ended September 30, 2009, the Company had no capital expenditures.

Lines of Credit

The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14.25% as of September 30, 2009. The card is uncollateralized and guaranteed by Tom Atmore, our former general manager. The outstanding balance as of September 30, 2009 was $22,978.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 27.98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore our former general manager. The lender agreed to a payment of $2,000 as payment in full and forgave the remaining balance of $7,193.

Notes Payable

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrued interest at the rate of 9% per annum, was payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of September 30, 2009, the principal balance of the Power Curve, Inc. note was $2,000 with accrued interest of $7,965.  The other notes and all accrued interest have been paid from the proceeds of equipment sales.

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and matured December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of September 30, 2009, these notes had current maturities of $131,700 and $90,000 respectively and had accrued interest of $24,039 and $18,225 respectively.

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of September 30, 2009 the note had accrued interest of $5,294.

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and matured on December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On December 31, 2008 John Power forgave the $115,000 debt, plus $9,200 in accrued interest, and Power Curve forgave $55,000 of its debt, plus the $5,700 portion of accrued interest.  Consequently, as of September 30, 2009, these notes had current maturities of $0 and $100,000 respectively and had accrued interest of $0 and $22,000 respectively.

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

3.

In consideration of the assignments of the Advances owed to Power by the Company, Shana Capital and Webquest each executed and delivered, in favor of Power, their promissory note in the amount of $112,500.  Under the terms of each promissory note, the principal balance together with accrued interest at the rate of 7% per annum are due and payable, in full, on December 31, 2008.  These notes remain unpaid as of September 30, 2009.

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

Effective June 15, 2009 the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.04 per share.  Both of Shana Capital and Webquest agreed to convert their Series A Preferred Convertible Stock into an aggregate of 4,500,000 shares of the Company’s $.0001 par value common stock at the revised conversion price.

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture was $30,000 and was not collateralized and was repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share, which was at or above market price on the date of grant.  On June 15, 2009, the Company entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, the Company’s legal counsel, pursuant to which Clifford L. Neuman, PC agreed to accept, and the Company agreed to issue, 2,500,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $70,000 in accrued and unpaid fees for services rendered in the capacity of legal counsel and $30,000 under a convertible debenture.  All accrued and unpaid interest under the debenture was waived.  The Shares were valued at $0.04 per share

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan was guaranteed by of John C. Power, the Company’s Chief Executive Officer.  As of September 30, 2009, the balance of this note and all accrued interest was paid in full.

Effective December, 2008, the Company’s subsidiary issued a note in the principal amount of $200,000 to evidence a note.  The note accrues interest at the rate of 6% per annum and was due and payable, in full, on December 31, 2009.  The note was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The note was collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.  The total amount of financing fees for advances under the note during 2008 and nine months of 2009 representing deferred financing fees is $75,670 and $84,922 which was credited to Additional paid in capital and charged to financing fees associated with the advances under this Agreement in 2008 and nine months of 2009 respectively.  In January, 2009, the balance owed under this note was reduced by a payment from the proceeds of securities sales to $183,250.  On June 15, 2009, the Company entered into an Agreement to Convert part of this debt with the holder, pursuant to which the holder agreed to accept, and the Company agreed to issue, 1,665,000 shares of common stock, $.0001 par value (the “Common Stock” or “Shares”) in satisfaction of $83,250 in principal amount owed.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the company recorded a gain of the forgiveness of principal debt in the amount of $16,650.  In addition, the Company’s subsidiary agreed to repay the remaining $100,000 in principal amount in full by June 30, 2009.   During the three months ended September 30, 2009, principal payments of $70,000 were  paid leaving a principal balance and accrued interest of $30,000 and 4,520, respectively.

 On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company (“Butte Creek”) a wholly-owned subsidiary of Golden West Brewing Company, a California corporation, (“GWB-CA”), itself  a wholly-owned subsidiary of Golden West Brewing Company, Inc., a Delaware corporation (the “Company”) entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes were due and payable July 31, 2009 and have been restructured as demand notes.  Each Note is secured by a Security Agreement covering GWB-CA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.  As of September 30, 2009, the balances on these notes were $19,000 to Neuman plus accrued interest of $1,387 and $10,000 to Power.

Additionally, on April 28, 2009, Butte Creek executed an Agreement with GWB-CA pursuant to which Butte Creek will extend advances as a factor to GWB-CA and GWB-CA will assign to Butte Creek, as collateral for repayment of the advances, all accounts receivable of GWB-CA.  Repayment of the advances is secured by a Promissory Note dated April 28, 2009 in the original principal amount of $48,000 and Security Agreement covering Butte Creek’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The remaining outstanding balance on this note as of September 30, 2009 was $0.

During the years ended December 31, 2007 and 2008, affiliates of Mr. Power made short-term advances to the Company that remained unpaid as of December 31, 2008 and September 30, 2009 in the amounts of $107,425 and $57,181, respectively.   The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $1,181 as of December 31, 2008 and September 30, 2009, respectively.

During the nine months ended September 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company of $58,750.  The advances were uncollateralized and due on demand.

Subsequent to September 30, 2009, John Power and Power Curve, Inc. made advances to the Company that have been repaid in full.

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

Delinquent Taxes

At September 30, 2009, the Company had outstanding payroll tax liabilities of $43,702. Of these amounts $41,915 are considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"), and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At September 30, 2009, the Company had alcohol related taxes payable to federal and state taxing authorities of $6,129. The detail of those taxes payable is as follows:

September 30, 2009
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

Overview of Product Distribution

Our products are available for sale directly to consumers in bottles at restaurants, bars and liquor stores, as well as in bottles at supermarkets, warehouse clubs and convenience stores. Like substantially all craft brewers, our products are delivered to these retail outlets through a network of local distributors whose principal business is the distribution of beer and, in some cases, other alcoholic beverages, and who traditionally have local distribution relationships with one or more national beer brand.

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

GOLDEN WEST BREWING COMPANY, INC.

Date: November 20, 2009	By: _/s/ John C. Power__________ John C. Power, Chief Financial Officer, Principal Accounting Officer