Form 10-K
period 2009-12-31
ATHENA SILVER CORP
filed 2010-05-04
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 000-51808

             ATHENA SILVER CORPORATION
 (Name of Small Business Issuer in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1909408 I.R.S. Employer Identification number

c/o Brian Power; 2010A Harbison Drive # 312, Vacaville, CA  95687
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:   (707) 884-3766

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

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]  No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 30, 2010, was $2,842,327.

The number of shares outstanding of the registrant’s common stock, as of April 30, 2010, are 22,220,000.

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

With respect to our craft beer business from which we are transitioning, these forward-looking statements include, but are not limited to, statements regarding the following:

*	our product and marketing plans;

*	consulting and strategic business relationships;

*	statements about our future business plans and strategies;

*	adequacy of our financial resources;

*	competitive pressures;

*	changing economic conditions;

*	expectations regarding competition from other companies; and

*	our ability to manufacture and distribute our products.

With respect to our mineral exploration business into which we are just transitioning, forward looking statements include estimated mineral reserves and resources which could differ materially from those projected in the forward-looking statements. The factors that could cause actual results to differ materially from those projected in the forward-looking statements include:

*	the risk factors set forth below under Item 1A

*	the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions) ;

*	changes in the market prices of silver

*	the uncertainties inherent in the Company’s exploratory and developmental activities, including risks relating to permitting and regulatory delays,

*	the uncertainties inherent in the estimation of silver ore reserves,

*	changes that could result from the Company’s future acquisition of new mining properties or businesses,

*	the effects of environmental and other governmental regulations,

*	the worldwide economic downturn and difficult conditions in the global capital and credit markets, and

*	the Company’s ability to raise additional financing necessary to conduct its business, make payments or refinance its debt.

Readers are cautioned not to put undue reliance on forward-looking statements. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

In light of the significant uncertainties inherent in the forward-looking statements made in this report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

       We were formed to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC, (“Butte Creek”) a California limited liability company.  We completed the acquisition of Butte Creek on August 31, 2005.   We currently are a holding company for our wholly-owned subsidiary Golden West Brewing Company, a California corporation, which was formed to complete the acquisition and since the acquisition has been operating as Butte Creek Brewing Company.  In 2008, we formed a wholly-owned subsidiary in Washington, Golden West Brewing, Inc., which was formed to make an acquisition that did not materialize.   We utilized this subsidiary in 2009 and 2008 to make investments in marketable securities.   In January 2009, we formed a Delaware subsidiary of Golden West Brewing Company (California), Butte Creek Brands, LLC to which we assigned our craft beer brands and which has entered into a three (3) year contract brewing agreement with Mendocino Brewing Company.   On April 5, 2010, we entered into a Memorandum of Understanding with Mendocino Brewing Company, Inc. to transfer all of our brands and intellectual property to Mendocino in exchange for a royalty payment ranging between $0.50 and $1.00 per case sold on future production from our brands and other intellectual property transferred to Mendocino.   The royalty will be capped at $150,000.  This agreement is intended to supersede our contract brewing arrangement with Mendocino and will not require us to provide any working capital or further investment in our brewing operations.  If we successfully complete this transaction, we intend to cease any new beer production and cancel all of our small brewery licenses and registrations with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) and several states.

       Butte Creek operated as a micro craft brewery in Chico, California from 1996 through 2008.   In January 2009, we discontinued brewing and packaging at our Chico, California brewery and outsourced our brewing under a three (3) year contract brewing agreement with Mendocino Brewing Company in Ukiah, California.  Our first production from the Mendocino facility was completed on March 31, 2009.    We specialize in marketing certified organic craft beers.  Our flagship brews consist of Organic Pale Ale, Organic Porter, Organic India Pale Ale, and Organic Pilsner.   In addition during 2008, we produced seasonal brews consisting of Organic Spring Run™ Pale Ale, Organic Helltown Hefeweizen and Organic Sustainable Harvest (Fresh Hop) IPA.  In 2008, we also marketed three premium specialty organic ales ---  Revolution X® Organic Imperial India Pale Ale and Revolution 11 Organic Imperial India Pale Ale, and Trainwreck Organic Barleywine.  In March, 2008, we began shipping a new organic beer under the newly-developed brand “Blue Marble Organic Pilsner” (“Blue Marble”).   Most of our Blue Marble sales were through distributors that supplied it exclusively to Cost Plus World Markets.  We also sold Blue Marble directly to Cost Plus World Markets for their stores in California.  In 2008, we produced and sold approximately 10,000 cases of Blue Marble.   In 2008, we also marketed three craft brewed ales that are not certified organic; Mount Shasta Extra Pale Ale, Mount Shasta Olde #8 Strong Ale; and, Mount Shasta Rock Hard Ten. . In 2009, we only produced Organic Pilsner, Organic Pale Ale, Organic Porter and Organic India Pale Ale due to shortage of working capital.

       We currently distribute our products in a total of seven states, including our core market of California which is serviced through distributors.  All of our distribution occurs through a network of independent alcoholic beverage distributors who are licensed in their respective jurisdictions.

Our telephone number is (707) 884-3766.  In addition, our internet websites are located at www.organicale.com and www.athenasilver.com.

       Our primary business focus is transitioning from the beer brewing industry to the exploration and development of potential silver reserves at our recently acquired Langtry mining property lease.   Our Board of Directors approved a change of name for the Company to Athena Silver Corporation which became effective on February 5, 2010.  The new ticker symbol assigned to us by FINRA is:  AHNR.

The U.S. Beer Industry

       According to publications of the Brewers Association, in 2009 the total beer sales in the United States consisted of approximately 205.8 million barrels (each barrel consisting of 31 U.S. gallons).  Of those total sales approximately 85% of sales were dominated by the four largest brewing companies: Anheuser Busch, Coors Molson, Miller Brewing Company and Pabst.

      The remaining market share of approximately 15% is shared by imported beer and craft beers.   In 2009, Craft brewers represented 6.9% of total U.S. Retail Sales and 4.4% of total U.S. sales production or, 9,115,635 barrels of craft beer.

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

       The following terms are helpful in understanding our beer brewing business and industry:

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

Craft Beer Business

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

       In 2009, U.S. craft beer industry annual retail sales reached 9,115,635 million barrels, having a total retail value of $6.97 billion.  That 2009 production volume was divided into the following categories:

	Volume (barrels)	Percent
Regional craft breweries	7,012,296	76.93%
Contract breweries	406,832	4.46%
Microbreweries	989,644	10.85%
Brewpubs	706,863	7.76%

See Beertown, www.beertown.org

       According to Beertown, a trade publication, as of December 2009, there were a total of 1,585 breweries operating in the United States, consisting of:

68 Regional Craft Breweries
482 Microbreweries
992 Brewpubs
20 Large breweries (non-Craft)
23 Regional breweries

Brewing Business Strategy

       Our business objective is to become recognized as the premier developer of organic craft beer brands and marketer in the United States.  It is our objective to license our brands and/or outsource the production of the finest quality organic craft beers and to market them strategically in niche markets to capitalize on our dedication to the use of organic ingredients, which we consider to be our principal differentiator and competitive advantage.

       Our business strategy includes the following key objectives:

*	Further develop our organic brands as a leading brand for organic ales and lagers;

*	Develop new brands and continue contract brewing and/or license most or all of our products; and,

Products

       Butte Creek outsources the production and markets a variety of distinctive certified organic craft beers ranging in color from light to dark.  All of our beers are certified organic:  Organic Pale Ale, Organic Pilsner, Organic Porter and Organic India Pale Ale, Revolution X® Organic Imperial IPA and Trainwreck Organic Barley Wine.

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

       Historically, we have outsourced the production and marketing the following principal organic brands as our working capital permitted, each with its own distinctive combination of flavor, color and clarity:

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

Our Brewing Facilities

       In 2008, all of our products were manufactured exclusively in our Chico, California brewery.  All of our 2009 production was done at our contract brewing location.   In February 2009, Butte Creek Brands, LLC a newly formed subsidiary of Golden West Brewing Company (California) signed a three (3) year production agreement with Mendocino Brewing Company to brew our beers.

       On April 5, 2010, we entered into a Memorandum of Understanding with Mendocino Brewing Company, Inc. to transfer all of our brands and intellectual property to Mendocino in exchange for a royalty payment ranging between $0.50 and $1.00 per case sold on future production from our brands and other intellectual property transferred to Mendocino.   The royalty will be capped at $150,000.  This agreement is intended to supersede our contract brewing arrangement with Mendocino and will not require us to provide any working capital or further investment in our brewing operations.  We expect to complete the transfer and transition of our brands to Mendocino prior to the end of June 2010.   If we successfully complete this transaction,, we intend to cease any new production and  cancel all of our small brewery licenses and registrations with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) and several states.

       Bottled products utilize the latest technology in bottle crowns that prevent oxygen from causing deterioration of the beer's fresh taste.  Our beer is naturally carbonated and pasteurized to ensure the customers enjoy the full fresh flavour.  The shelf life of our bottled beer is 120 days.

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

Sales and Distribution

       We market and sell our craft beers through a network of wholesale distributors supported by a combination of our sales and marketing personnel and third-party brokers in key markets.  We currently distribute our products in a total of seven states.

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

       Wholesale distributors sell our products to supermarkets, warehouse stores, liquor stores, taverns and bars, restaurants and convenience stores.  Most of our brands are also available on draft and these are delivered directly to retail outlets.  Our independent distributors also distribute a variety of other alcoholic beverages, including other craft beers, import beers and national beer brands.  We rely on our distributors not only to provide product sales and deliveries but also to maintain retail shelf space and to oversee timely rotation of inventory.  Favorable consumer demand for microbrewed products and higher profit margins are the two primary factors that contribute to strong interest from distributors in handling our regional microbrewed products.  Our success is dependent upon our ability to maintain and develop our third party distributor, bar and restaurant accounts.

       We have written distribution agreements with all of our wholesale distributors; however, the agreements are all terminable upon 30 days' written notice and provide no reliable assurance of future performance.

        Sales are distributed widely over our customer base with only two large customers comprising a significant portion of sales.  For the year ending December 31, 2009, Mountain People’s Wine and Saccani Distributing were responsible for 15.6% and 15.3% of sales, respectively.

Strategic Brewing Relationships

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

       We have designed slogans, logos and trade names for use in print advertising.  To create additional name recognition and customer identification, we may sell T-shirts, sweatshirts and other merchandise featuring our name and logo.  Distributors and package store locations are provided with point-of-purchase cards, banners, static stickers and shelf channels as funds permit.

       Sales of beer in general are seasonal in nature and are at their highest level in the second and third calendar quarters and at their lowest in the first and fourth calendar quarters.  This seasonality has historically had a significant impact on our operations on a quarter-to-quarter basis.

Dependence on Major Customers

       During 2009 and 2008, wholesale distributors were responsible for 99% and 98% of our sales, respectively.  Two distributors, Mountain People's Wine and Saccani distributing, accounted for 15.6% and 15.3%, respectively, of our sales for 2009.  We have no long-term commitments or agreements from any of our distributors or customers. Our distributors can terminate their agreements with us on 30 days' notice. The loss of a major distributor or customer could severely impair our sales for a significant period of time.

Competition

       As of December 31, 2009, there were a total of 1,585 craft breweries that included 992 brew pubs, 482 microbreweries, 68 regional craft breweries, 23 regional breweries and 20 large breweries.  During 2009, a net 11 brew pubs, 40 microbreweries and 6 regional breweries opened.

       We compete with other craft brewers on the basis of product quality and freshness, packaging design, distribution, marketing support and regional identification.  The beer industry in general and the craft brewing business in particular is highly competitive and we experience stiff competition and expect that competition to increase in the future.  Our products compete with products from large and small domestic and foreign breweries and from and increasing number of regional specialty breweries, microbreweries, brew pubs and contract brewers.  Many of these competing breweries, including some existing microbreweries, have significantly greater financial, production, distribution and marketing resources than ours.

       Our principal competitors in the organic microbrew market are Wolavers and Eel River Brewing Company.  As both are privately held, there is little information available concerning their relative financial strength and resources.  We estimate that there are at least 25 breweries nationwide selling beer as “certified organic.”

       In addition, we formerly contract microbrewed for Bison Brewing Company, of Berkeley, California under a production sharing agreement executed in February 2007.  The beers that we made for Bison are certified organic, although they too use some non-organic hops.  Bison Brewing has a California Department of Alcohol Beverage Control license at our facility as part of this contract brewing arrangement.  Bison represented approximately 0% and18.9% of gross revenues in the fiscal years ended Dec 31, 2009 and 2008, respectively.  This agreement was terminated on December 31, 2008 by mutual agreement.

Governmental Regulation

       The Company's United States operations are subject to licensing by both state and federal governments, as well as to regulation by a variety of state and local governments and agencies.  The Company is licensed to manufacture and sell beer by the Department of Alcoholic Beverage Control in California.  Our license issued by California does not permit us to engage in retail sales to consumers on the premises. A federal permit from the United States Bureau of Alcohol and Tobacco Tax and Trade Bureau (“TTB”) allows the Company to manufacture fermented malt beverages.  To keep these licenses and permits in force, the Company must pay annual fees and submit timely production reports and excise tax returns.  Prompt notice of any changes in the operations, ownership, management or company structure must also be made to these regulatory agencies.  The TTB  must also approve all product labels, which must include and alcohol use warning.  These agencies require that individuals owning equity securities in the aggregate of 10% or more in the Company be investigated as to their suitability.  The Company's production operations must also comply with the Occupational Safety and Health Administrations' workplace safety and worker health regulations and comparable state laws.  Management believes that the Company is presently in compliance with the aforementioned laws and regulations.

       In the United States, taxation of alcohol has increased significantly in recent years.  Currently, the federal tax rate is $7.00 per bbl. for up to 60,000 bbl. per year and $18.00 per bbl. for over 60,000 bbl.  The California tax rate is an additional $6.20 per bbl.  Federal and state excise taxes on alcoholic beverages are subject to change.  It is possible that excise taxes will be increased in the future by both the federal government and State of California.  In addition, increased excise taxes on alcoholic beverages are currently being considered in connection with various governmental budget balancing or funding proposals.  Any such increased in excise taxes, if enacted, could adversely affect our business.  We believe that we currently have all licenses, permits and approvals necessary for our current operations.

     However, the TTB has requested that we increase the amount of our brewers bond to $11,000 from $4,250.   As of April 30, 2010, we have not complied with this request but have applied for a larger bond.    However, existing permits or licenses could be revoked if we were to fail to comply with the terms of such permits or licenses, and additional permits or licenses could in the future be required for our existing or expanded operations.  If licenses, permits or approvals necessary for our brewery were unavailable or unduly delayed, or if any such permits or licenses were revoked, our ability to conduct our business could be substantially and adversely affected.

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

Employees and Consultants

        As of April 30, 2010, we had no full-time employees and utilize independent contractors for sales and accounting services.  Our former General Manager, Tom Atmore, tendered his resignation as general manager effective March 31, 2006; and continued as a consultant until June 30, 2006.  Atmore continued to accrue $1,000 under the terms of his separation and consulting agreement through December 31, 2009.  Our Chief executive officer, John C. Power, is not compensated.  Our former CFO of Golden West Brewing (California), Dan Del Grande resigned effective March 31, 2009.

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

       We claim common law trademark protection to all of our trademarks, words and design.  However, we have applied for federal registrations of certain brand names that are in the development stage but have not sought any protection for our existing brand names except for Golden West

Brewing® , Revolution X® and our service marks Organic Pioneers® and The Official Beer of Planet Earth®.  In addition, we filed an application to register the trademark for Blue Marble Organic Pilsner™ that was filed and subsequently abandoned in 2008.  We own several other registered trademarks for products that are in the development stage, including Rock Hard Ten®.

On April 5, 2010, we entered into a Memorandum of Understanding with Mendocino Brewing Company, Inc. to transfer all of our brands and intellectual property to Mendocino in exchange for a royalty payment ranging between $0.50 and $1.00 per case sold on future production from our brands and other intellectual property transferred to Mendocino.   The royalty will be capped at $150,000.  This agreement is intended to supersede our contract brewing arrangement with Mendocino and will not require us to provide any working capital or further investment in our brewing operations.  If we successfully complete this transaction, we intend to cease any new production and cancel all of our small brewery licenses and registrations with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) and several states.

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

SUBSEQUENT EVENT: CHANGE IN FOCUS TO SILVER EXPLORATION AND DEVELOPMENT

INTRODUCTION

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) to take an assignment of a Sale and Purchase Agreement and Joint Escrow Instructions dated as of December 4, 2009 (the “Purchase Agreement”).  The Purchase Agreement granted Athena Minerals an option to purchase a 413.22 acre group of twenty (20) patented mining claims located in the Calico Mining District (the “Langtry Property”, the “Property”, or the “Langtry Project”).  This property is located at the base of the Calico Mountains northeast of Barstow, in San Bernardino County, CA.

In March 2010, Athena Minerals entered into a new Mining Lease With Option to Purchase (the “Lease Option”) which superseded the Purchase Agreement and granted to Athena Minerals a twenty (20) year lease to develop and conduct mining operations on the Langtry Property, with an option to purchase the Property.

The Property is currently in the exploration stage.  All lease payments, exploration or development and permitting applications on this property will require new equity capital or loans.

PROVISIONS OF LANGTRY LEASE OPTION

The following is a summary of the material provisions of the Langtry Lease Option:

•

The Lease has a term of twenty (20) years expiring March 15, 2030.

•

The Lease requires annual lease rental payments payable in arrears of:

o

$60,000 for the year ended March 15, 2011

o

$70,000 for the year ended March 15, 2012

o

$80,000 for the year ended March 15, 2013

o

$90,000 for the year ended March 15, 2014

o

$100,000 for the year ended March 15, 2015

o

$100,000 per year (or the market price of 10,000 troy ounces of silver, whichever is higher) for each of the five years ending March 15, 2020

o

$150,000 per year (or the market price of 15,000 troy ounces of silver, whichever is higher) for each of the five years ending March 15, 2025;

o

$200,000 per year (or the market price of 20,000 troy ounces of silver, whichever is higher) for each of the five years ending March 15, 2030.

•

The Lessor is entitled to a royalty of 3% of mineral production beginning in the sixth year.

•

The Lessor was paid $50,000 and issued 220,000 shares of the Company’s common stock, which shall be increased to represent one percent (1%) of the Company’s total issued and outstanding shares for five (5) years.

•

Athena Minerals has an option to purchase the Langtry Property at any time for a purchase price of the greater of $9.0 million or the market price of 450,000 troy ounces of silver.

During the term of the Lease, Athena Minerals has the exclusive right to develop and conduct mining operations on the Property.   Future lease payments and/or exploration and development of this property will require new equity and/or debt capital.

The Langtry Property is also subject to a three percent (3%) net smelter royalty in favor of Mobil Exploration and Producing North America Inc. from the sale of concentrates, precipitates or metals produced from ores mined from the royalty acreage.    In addition, there shall be an additional 2% of net smelter proceeds from silver sales above ten dollars ($10.00) per troy ounce.

HISTORY OF THE LANGTRY PROPERTY

The Mining District known as Calico in which the project is located, was once famous for its high grade silver mines.  Between 13 and 20 million ounces of silver were produced from vein mining in the Calico District during the period from 1882 and 1896.  Few production or exploration efforts were made in the district again until the late 1950’s.  At that time the price of barite, an industrial mineral primarily used in the oil drilling industry, rose substantially.  In the 1960s, Asarco and Superior Oil Company revealed an aerially extensive, near surface zone of disseminated silver-barite mineralization.

PLAN OF DEVELOPMENT

The Langtry silver property is located in the central part of the Mojave Desert of Southern California U.S.A. It is situated along the western flank of the Calico Mountains, about 10 miles northeast of Barstow in San Bernardino County. Access is good with paved county roads within a mile of the project. A rail shipping point is about five miles to the south.

The Langtry Property is wholly controlled by our wholly-owned subsidiary Athena Minerals, Inc. The Langtry Property consists of 413 acres of patented land with mineral rights.  Athena Minerals, Inc. has a twenty year lease with an option to purchase the property.

Athena expects to continue the exploration and development of the project contingent upon raising additional funding.   Baseline environmental studies have been scheduled as a prerequisite to mine permitting applications in 2010.  Bulk sampling for extensive metallurgical test work is planned as part of our exploration and development program to be completed in 2010 and 2011.

Future lease payments and/or exploration and development of this property will require new equity and/or debt capital.

SILVER PRICES

The Company’s operating results are substantially dependent upon the world market prices of silver. The Company has no control over silver prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of silver (as reported by Handy and Harman) per ounce during the periods indicated:

	Year Ended December 31,
	2009		2008		2007

	High	Low	High	Low	High	Low

Silver	$19.28	$10.45	$20.70	$8.81	$15.67	$11.54

These historical prices are not indicative of future Silver prices.

MARKETING

All of our mining operations, if successful, will produce silver in doré form or a concentrate that contains silver.

The Company plans to market its refined metal and doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals are sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. Generally, the loss of a single bullion trading counterparty would not adversely affect the Company due to the liquidity of the markets and the availability of alternative trading counterparties.

The Company plans to refine and market its precious metals doré and concentrates using a geographically diverse group of third party smelters and refiners. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. The Company believes there is sufficient global capacity available to address the loss of any one smelter.

HEDGING ACTIVITES

The Company’s strategy is to provide shareholders with leverage to changes in silver prices by selling silver production at market prices. The Company may sell silver from its mines both pursuant to forward contracts and at spot prices prevailing at the time of sale. The Company may also enter into derivative contracts to protect the selling price for certain anticipated silver production and to manage risks associated with commodities and foreign currencies.

GOVERNMENT REGULATION

General

The Company’s activities are and will be subject to extensive federal, state and local laws governing the protection of the environment, prospecting, development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. The costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of the Company’s properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, the Company must comply with known standards and regulations which may entail significant costs and delays. Although the Company is committed to environmental responsibility and believes it is in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent implementation of these laws and regulations through judicial review or administrative action or the adoption of new laws could have a materially adverse effect upon the Company and its results of operations.

  Federal Environmental Laws

Certain mining wastes from extraction and beneficiation of ores are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste, although such wastes may be subject to regulation under state law as a solid or hazardous waste. The EPA has worked on a program to regulate these mining wastes pursuant to its solid waste management authority under the Resource Conservation and Recovery Act (“RCRA”). Certain ore processing and other wastes are currently regulated as hazardous wastes by the EPA under RCRA. If the Company’s mine wastes were treated as hazardous waste or such wastes resulted in operations being designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) for cleanup, material expenditures would be required for the construction of additional waste disposal facilities or for other remediation expenditures. Under CERCLA, any present owner or operator of a Superfund site or an owner or operator at the time of its contamination generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owner or operator may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon the Company’s tailings and waste disposal in Alaska under the Federal Clean Water Act (“CWA”) and state law counterparts. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations. Additional regulation or requirements under any of these laws and regulations could have a materially adverse effect upon the Company and its results of operations.

DEFINITIONS

The following sets forth definitions of certain important mining terms used in this report.

“Ag” is the abbreviation for silver.

“Au” is the abbreviation for gold.

“Backfill” is primarily waste sand or rock used to support the roof or walls after removal of ore from a stope.

“By-Product” is a secondary metal or mineral product recovered in the milling process such, as gold.

“Cash Costs” are costs directly related to the physical activities of producing silver, and include mining, processing, transportation and other plant costs, third-party refining and smelting costs, marketing expense, on-site general and administrative costs, royalties and in-mine drilling expenditures that are related to production and other direct costs. Sales of by-product metals, including gold, are deducted from the above in computing cash costs per ounce. Cash costs exclude depreciation, depletion and amortization, corporate general and administrative expense, exploration, interest, and pre-feasibility costs and accruals for mine reclamation.

“Cash Costs per Ounce” will be calculated by dividing the cash costs computed for the Company’s mining property for a specific period by the amount of silver ounces produced by that property during that same period. Management will use cash costs per ounce produced as a key indicator of the profitability of the property. Silver are sold and priced in the world financial markets on a U.S. dollar per ounce basis. By calculating the cash costs from each of the Company’s mines on the same unit basis, management can determine the gross margin that each ounce of silver produced is generating. While this represents a key indicator of the performance of a property you are cautioned not to place undue reliance on this single measurement. To fully evaluate a mine’s performance, management also monitors U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) based profit/(loss), depreciation and amortization expenses and capital expenditures for each. Total cash costs per ounce is a non-GAAP measurement and investors are cautioned not to place undue reliance on it.

“Concentrate” is a very fine powder-like product containing the valuable metal from which most of the waste material in the ore has been eliminated.

“Contained Ounces” represents ounces in the ground before reduction of ounces not able to be recovered by applicable metallurgical process.

“Cut-off Grade” is the minimum metal at which an ore body can be economically mined; used in the calculation of reserves in a given deposit.

“Cyanidation” is a method of extracting gold or silver by dissolving it in a weak solution of sodium or potassium cyanide.

“Development” is work carried out for the purpose of accessing a mineral deposit. In an underground mine that includes shaft sinking, crosscutting, drifting and raising. In an open pit mine, development includes the removal of over burden.

“Dilution” is an estimate of the amount of waste or low-grade mineralized rock which will be mined with the ore as part of normal mining practices in extracting an ore body.

“Doré” is unrefined gold and silver bullion bars which contain gold, silver and minor amounts of impurities which will be further refined to almost pure metal.

“Drilling”

Core: with a hollow bit with a diamond cutting rim to produce a cylindrical core that is used for geological study and assays used in mineral exploration.

In-fill: is any method of drilling intervals between existing holes, used to provide greater geological detail and to help establish reserve estimates.

“Exploration” is prospecting, sampling, mapping, diamond drilling and other work involved in searching for ore.

“Grade” is the amount of metal in each ton of ore, expressed as troy ounces per ton or grams per tonne for precious metals.

“Heap Leach Pad” is a large impermeable foundation or pad used as a base for ore during heap leaching.

“Heap Leaching Process” is a process of extracting gold and silver by placing broken ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained gold and silver, which are then recovered in metallurgical processes.

“Hectare” is a metric unit of area equal to 10,000 square meters (2.471 acres).

“Mill” is a processing facility where ore is finely ground and thereafter undergoes physical or chemical treatments to extract the valuable metals.

“Mill-Lead Grades” are metal content of mined ore going into a mill for processing.

“Mineralized Material” is silver bearing material that has been physically delineated by one or more of a number of methods, including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as ore reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the United States Securities and Exchange Commission’s (“SEC”) standards, a mineral deposit does not qualify as a reserve unless it can be economically and legally extracted at the time of reserve determination and it constitutes a proven or probable reserve (as defined below). In accordance with Securities of Exchange Commission guidelines, mineralized material reported in the Company’s reports filed with the SEC no longer includes inferred mineral resources.

“Mining Rate” tons of ore mined per day or even specified time period.

“Non-cash Costs” are costs that are typically accounted for ratably over the life of an operation and include depreciation, depletion and amortization of capital assets, accruals for the costs of final reclamation and long-term monitoring and care that are usually incurred at the end of mine life, and the amortization of the cost of property acquisitions.

“Open Pit” is a mine where the minerals are mined entirely from the surface.

“Operating Cash Costs Per Ounce” are cash costs per ounce minus production taxes and royalties.

“Ore” is rock, generally containing metallic or non-metallic minerals, which can be mined and processed at a profit.

“Ore Body” is a sufficiently large amount of ore that can be mined economically.

“Ore Reserve” is the part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

“Probable Reserve” is a part of a mineralized deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity and grade and/or quality of a probable reserve is computed from information similar to that used for a proven reserve, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Mining dilution, where appropriate, has been factored into the estimation of probable reserves.

“Proven Reserve” is a portion of a mineral deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity of a proven reserve is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of a proven reserve is well-established. Mining dilution, where appropriate, has been factored into the estimation of proven reserves.

“Reclamation” is the process by which lands disturbed as a result of mining activity are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery and other physical remnants of mining, closure of tailings, leach pads and other features, and contouring, covering and re-vegetation of waste rock and other disturbed areas.

“Recovery Rate” is a term used in process metallurgy to indicate the proportion of valuable material physically recovered in the processing of ore. It is generally stated as a percentage of material recovered compared to the material originally present.

“Refining” is the final stage of metal production in which impurities are removed from the molten metal.

“Run-of-mine Ore” is mined ore which has not been subjected to any pretreatment, such as washing, sorting or crushing prior to processing.

“Silver” is a metallic element with minimum fineness of 995 parts per 1000 parts pure silver.

“Stripping Ratio” is the ratio of the number of tons of waste material to the number of tons of ore extracted at an open-pit mine.

“Tailings” is the material that remains after all economically and technically recovered precious metals have been removed from the ore during processing.

“Ton” means a short ton which is equivalent to 2,000 pounds, unless otherwise specified.

“Total costs” are the sum of cash costs and non-cash costs.

ITEM 1A – RISK FACTORS.

Risks Associated with our Craft Beer Business

Due to our history of operating losses our auditors are uncertain that we will be able to continue as a going concern.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our consolidated financial statements for the fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005 contained an explanatory paragraph indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern.  We cannot provide any assurance that we will be able to continue as a going concern.

We do not yet have a history of earnings, profit or return on investment and there is no assurance that we will operate profitably or provide a return on investment in the future.

We have never been profitable, we expect to incur net losses for the foreseeable future and we may never be profitable. We incurred a consolidated net loss attributable to common stockholders of $286,401 and $1,110,990 for the fiscal years ended December 31, 2009 and 2008.

We owe significant amounts to our creditors, including taxes to federal and state taxing authorities, a portion of which are delinquent. Taxing authorities could shut down our business and foreclose on our assets for non-payment of delinquent taxes. We will continue to need significant capital, without which our business may fail.

At December 31, 2009, we owed approximately $86,877 in taxes to the IRS and State of California and local taxing authorities and approximately $1,047,590  in other current liabilities to various persons, including, vendors, our officers and directors and other related parties.  The taxing authorities to whom we owe unpaid delinquent assessments could pre-emptively shut down our operations for non-payment and foreclose on our assets to collect the taxes.  Such an action would likely result in a total business failure.  We do not have any commitments for any other funds and there can be no assurance that additional funds will be available on acceptable terms, if at all.  We do not have any agreements with our creditors, including our officers and directors, concerning payment of our liabilities and if we are unable to continue in business we would be required to pay those obligations before any payment could be made to any shareholder.

If we are unable to expand our product distribution, we may not be able to achieve break-even operation results.

We have third-party distributor sales in Northern California, as well as in six other states; however, those sales are sporadic, unpredictable and difficult to manage.  There is no assurance that consumers in new geographic markets will be receptive to our products. We believe that Northern California is likely to continue to be the largest market for our brands, and that regional identification may assist our competitors in other regions.  Penetration into other regional markets is an important element of our growth plan, and failure to accomplish this objective will hinder the success of the expansion plan which is necessary to achieve break-even operations.

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

For the year ending December 31, 2009, Mountain People’s Warehouse and Saccani Distributing  were responsible for 15.6% and 15.3% of sales,  respectively.  A disruption of our distributors or wholesalers' or the loss of a significant customer, or the termination by any major distributor could have a material adverse impact on our sales and results of operations.

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

Alcoholic beverages are subject to substantial federal and state excise taxes. The federal rate of taxation increases from $7.00 per bbl. to $18.00 per bbl. for annual production in excess of 60,000 bbl.  The State of California imposes an additional excise tax of $6.20 per bbl.  Alcoholic beverages have in recent months have been targets of attempts to increase so-called "sin taxes." If excise taxes are increased, we could have to raise prices to maintain profit margins. Historically, price increases due to additional excise taxes have not reduced unit sales, but past experience does not necessarily indicate future effects, and the actual effect is likely to depend on the amount of the increase, general economic conditions, and other factors. The occurrence of significant tax increases could require us to increase our prices, which could result in a loss of sales, or erode our margins, which would make it more difficult to achieve profitability.

Operating hazards related to our business could result in liability risks in excess of our insurance.

Our operations are subject to certain hazards and liability risks faced by all brewers, such as bottle flaws or potential contamination of ingredients or products by bacteria or other external agents that may be accidentally or wrongfully introduced into products or packaging. Our products are not pasteurized, irradiated or chemically treated and require careful product rotation to prevent spoilage. However, neither spoiled beer nor the bacteria introduced in the brewing process is known to be harmful to human health.  We run periodic diagnostic tests on all of our products to assure that they meet our quality control guidelines and comply with federal and state regulatory requirements. While we have not experienced a serious contamination problem in our products, the occurrence of such a problem could result in a costly product recall and serious damage to our reputation for product quality.  Our operations are also subject to certain injury and liability risks normally associated with the operation and possible malfunction of brewing and packaging equipment.  We currently do not maintain general liability insurance, which formerly included liquor liability coverage.   A large uninsured or underinsured damage award could force us to discontinue operations.

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

Risks Associated with our Silver Exploration and Development Business

We have no history of or experience in mineral production.

        We have no history of or experience in producing silver or other metals. The development of our Langtry Project would require the construction and operation of mines, processing plants, and related infrastructure. As a result, we would be subject to all of the risks associated with establishing a new mining operation and business enterprise. We may never successfully establish mining operations, and any such operations may not achieve profitability.

We have no proven or probable reserves.

        We are currently in the exploration stage and have no proven or probable reserves, as those terms are defined by the SEC, on any of our properties including the Langtry Project. The mineralized material identified to date in respect of the Langtry Project has not demonstrated economic viability and we cannot provide any assurance that mineral reserves with economic viability will be identified on that property.

        In order to demonstrate the existence of proven or probable reserves under SEC guidelines, it would be necessary for us to advance the exploration of our Langtry Project by significant additional delineation drilling to demonstrate the existence of sufficient mineralized material with satisfactory continuity which would provide the basis for a feasibility study which would demonstrate with reasonable certainty that the mineralized material can be economically extracted and produced. We do not have sufficient data to support a feasibility study with regard to the Langtry Project, and in order to perform the drill work to support such feasibility study, we must obtain the necessary permits and funds to continue our exploration efforts. It is possible that, even after we have obtained sufficient geologic data to support a feasibility study on the Langtry Project, such study will conclude that none of the identified mineral deposits can be economically and legally extracted or produced. If we cannot adequately confirm or discover any mineral reserves of precious metals on the Langtry property, we may not be able to generate any revenues. Even if we discover mineral reserves on the Langtry Property in the future that can be economically developed, the initial capital costs associated with development and production of any reserves found is such that we might not be profitable for a significant time after the initiation of any development or production. The commercial viability of a mineral deposit once discovered is dependent on a number of factors beyond our control, including particular attributes of the deposit such as size, grade and proximity to infrastructure, as well as metal prices. In addition, development of a project as significant as Langtry will likely require significant debt financing, the terms of which could contribute to a delay of profitability.

The exploration of mineral properties is highly speculative in nature, involves substantial expenditures and is frequently non-productive.

        Mineral exploration is highly speculative in nature and is frequently non-productive. Substantial expenditures are required to:

•  establish ore reserves through drilling and metallurgical and other testing techniques;

•  determine metal content and metallurgical recovery processes to extract metal from the ore; and,

•  design mining and processing facilities.

        If we discover ore at the Langtry Project, we expect that it would be several additional years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production could change. As a result of these uncertainties, there can be no assurance that our exploration programs will result in new proven and probable reserves in sufficient quantities to justify commercial operations at the Langtry Project.

Even if our exploration efforts at Langtry are successful, we may not be able to raise the funds necessary to develop the Langtry Project.

        If our exploration efforts at Langtry are successful, our current estimates indicate that we would be required to raise approximately $50 million in external financing to develop and construct the Langtry Project. Sources of external financing could include bank borrowings and debt and equity offerings, but financing has become significantly more difficult to obtain in the current market environment. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. There can be no assurance that we will commence production at Langtry or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Langtry Project. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and we may not be able to realize our assets and settle our liabilities in the normal course of business at amounts reflected in our financial statements included or incorporated by reference in this Form 10-K.

We may not be able to obtain permits required for development of the Langtry Project.

        In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We will be required to obtain numerous permits for our Langtry Project. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings.  Our efforts to develop the Property may also be opposed by environmental groups.     In addition, mining projects require the evaluation of environmental impacts for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic conditions. An Environmental Impact Statement would be required before we could commence mine development or mining activities. Baseline environmental conditions are the basis on which direct and indirect impacts of the Langtry Project are evaluated and based on which potential mitigation measures would be proposed. If the Langtry Project were found to significantly adversely impact the baseline conditions, we could incur significant additional costs to avoid or mitigate the adverse impact, and delays in the Langtry Project could result.

        Permits would also be required for, among other things, storm-water discharge; air quality; wetland disturbance; dam safety (for water storage and/or tailing storage); septic and sewage; and water rights appropriation. In addition, compliance must be demonstrated with the Endangered Species Act and the National Historical Preservation Act.

        The duration and success of our efforts to re-permit are contingent upon many variables not within our control. There can be no assurance that we will obtain all necessary permits and, if obtained, that the permitting costs involved will not exceed those that had been previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the further exploration, development or operation of a mine or mines at the Langtry Project.

The mining industry is intensely competitive.

        The mining industry is intensely competitive. We may be at a competitive disadvantage because we must compete with other individuals and companies, many of which have greater financial resources, operational experience and technical capabilities than we do. Increased competition could adversely affect our ability to attract necessary capital funding or acquire suitable producing properties or prospects for mineral exploration in the future. We may also encounter increasing competition from other mining companies in our efforts to locate acquisition targets, hire experienced mining professionals and acquire exploration resources.

Our future success is subject to risks inherent in the mining industry.

        Our future mining operations, if any, would be subject to all of the hazards and risks normally incident to developing and operating mining properties. These risks include:

•  insufficient ore reserves;

•  fluctuations in metal prices and increase in production costs that may make mining of reserves uneconomic;

•  significant environmental and other regulatory restrictions;

•  labor disputes; geological problems;

•  failure of underground stopes and/or surface dams;

•  force majeure events; and

•  the risk of injury to persons, property or the environment.

Our future profitability will be affected by changes in the prices of metals.

        If we establish reserves, complete a favorable feasibility study for the Langtry Project, and complete development of a mine, our profitability and long-term viability will depend, in large part, on the market price of silver. The market prices for metals are volatile and are affected by numerous factors beyond our control, including:

• global or regional consumption patterns;

• supply of, and demand for, silver and other metals;

• speculative activities;

• expectations for inflation; and

• political and economic conditions.

        The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.kitco.com, during the three-year period ended December 31, 2009, the high and low settlement prices for silver were $20.92 and $8.81 per ounce

 We are subject to significant governmental regulations.

        Our operations and exploration and development activities are subject to extensive federal, state, and local laws and regulations governing various matters, including:

•  environmental protection;

•  management and use of toxic substances and explosives;

•  management of natural resources;

•  exploration and development of mines, production and post-closure reclamation;

•  taxation;

•  labor standards and occupational health and safety, including mine safety; and

•  historic and cultural preservation.

        Failure to comply with applicable laws and regulations may result in civil or criminal fines or penalties or enforcement actions, including orders issued by regulatory or judicial authorities enjoining or curtailing operations or requiring corrective measures, installation of additional equipment or remedial actions, any of which could result in us incurring significant expenditures. We may also be required to compensate private parties suffering loss or damage by reason of a breach of such laws, regulations or permitting requirements. It is also possible that future laws and regulations, or a more stringent enforcement of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of any future operations and delays in the exploration of our properties.

Changes in mining or environmental laws could increase costs and impair our ability to develop our properties.

        From time to time the U.S. Congress may consider revisions in its mining and environmental laws. It remains unclear to what extent new legislation may affect existing mining claims or operations. The effect of any such revisions on our operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs on properties located on federal lands, such as ours, and such revision could also impair our ability to develop the Langtry Project and to explore and develop other mineral projects.

We are subject to environmental risks.

        Mining exploration and mining are subject to the potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Insurance against environmental risk (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) is not generally available to us (or to other companies in the minerals industry) at a reasonable price. To the extent that we become subject to environmental liabilities, the satisfaction of those liabilities would reduce funds otherwise available to us and could have a material adverse effect on us. Laws and regulations intended to ensure the protection of the environment are constantly changing, and are generally becoming more restrictive.

 The market price of silver is volatile. Low silver prices could result in decreased revenues, decreased net income or losses and decreased cash flows, and may negatively affect our business.

Silver is a commodity. It’s price fluctuates, and is affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors.

 The price of silver may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown. If the price of silver is depressed for a sustained period and our net losses continue, we may be forced to suspend operations until the prices increase, and to record additional asset impairment write-downs. Any lost revenues, continued or increased net losses or additional asset impairment write-downs would adversely affect our financial condition and results of operations.

We might be unable to raise additional financing necessary to complete capital needs, conduct our business, make payments when due.

We will need to raise additional funds in order to meet capital needs and implement our business plan.  Any required additional financing might not be available on commercially reasonable terms, or at all. If we raise additional funds by issuing equity securities, holders of our common stock could experience significant dilution of their ownership interest, and these securities could have rights senior to those of the holders of our common stock.

The estimation of ore reserves is imprecise and depends upon subjective factors. Estimated ore reserves may not be realized in actual production. Our operating results may be negatively affected by inaccurate estimates.

The ore reserve figures presented in our public filings may be estimated made by our technical personnel. Reserve estimates are a function of geological and engineering analyses that require us to make assumptions about production costs and silver  market prices. Reserve estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver or gold may render reserves containing relatively lower grades of ore uneconomic to exploit, and we may be required to reduce reserve estimates, discontinue development or mining at one or more of our properties, or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our mines or projects different from those we predicted, we may adjust our reserve estimates and alter our mining plans. Either of these alternatives may adversely affect our actual production and operating results.

The estimation of the ultimate recovery of metals contained within a  heap leach pad inventory is inherently inaccurate and subjective and requires the use of estimation techniques. Actual recoveries can be expected to vary from estimations.

We expect to use the heap leach process to extract silver from ore. The heap leach process is a process of extracting silver by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver, which are then recovered in metallurgical processes.

We will use several integrated steps in the process of extracting silver to estimate the metal content of ore placed on the leach pads. Although we will refine our estimates as appropriate at each step in the process, the final amounts are not determined until a third-party smelter converts the doré and determines final ounces of silver available for sale. We will then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we may adjust our estimation procedures when appropriate. As a result, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on our financial condition and results of operations.

Silver mining involves significant production and operational risks. We may suffer from the failure to efficiently operate its mining projects.

Silver mining involves significant degrees of risk, including those related to mineral exploration success, unexpected geological or mining conditions, the development of new deposits, climatic conditions, equipment and/or service failures, compliance with current or new governmental requirements, current availability of or delays in installing and commissioning plant and equipment, import or customs delays and other general operating risks. Problems may also arise due to the quality or failure of locally obtained equipment or interruptions to services (such as power, water, fuel or transport or processing capacity) or technical support, which results in the failure to achieve expected target dates for exploration or production activities and/or result in a requirement for greater expenditure. The right to develop silver reserves may depend on obtaining certain licenses and quotas, the granting of which may be at the discretion of the relevant regulatory authorities. There may be delays in obtaining such licenses and quotas, leading to our results of operations being adversely affected, and it is possible that from time to time mining licenses may be refused.

Mineral exploration and development inherently involves significant and irreducible financial risks. We may suffer from the failure to find and develop profitable mines.

The exploration for and development of mineral deposits involves significant financial risks, which even a combination of careful evaluation, experience and knowledge may not eliminate. Unprofitable efforts may result from the failure to discover mineral deposits. Even if mineral deposits are found, such deposits may be insufficient in quantity and quality to return a profit from production, or it may take a number of years until production is possible, during which time the economic viability of the project may change. Few properties which are explored are ultimately developed into producing mines. Mining companies rely on consultants and others for exploration, development, construction and operating expertise.

Substantial expenditures are required to establish ore reserves, extract metals from ores and, in the case of new properties, to construct mining and processing facilities. The economic feasibility of any development project is based upon, among other things, estimates of the size and grade of ore reserves, proximity to infrastructures and other resources (such as water and power), metallurgical recoveries, production rates and capital and operating costs of such development projects, and metals prices. Development projects are also subject to the completion of favorable feasibility studies, issuance and maintenance of necessary permits and receipt of adequate financing.

Once a mineral deposit is developed, whether it will be commercially viable depends on a number of factors, including: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; government regulations including taxes, royalties and land tenure; land use, importing and exporting of minerals and environmental protection; and mineral prices. Factors that affect adequacy of infrastructure include: reliability of roads, bridges, power sources and water supply; unusual or infrequent weather phenomena; sabotage; and government or other interference in the maintenance or provision of such infrastructure. All of these factors are highly cyclical. The exact effect of these factors cannot be accurately predicted, but the combination may result in not receiving an adequate return on invested capital.

Significant investment risks and operational costs are associated with our exploration, development and mining activities. These risks and costs may result in lower economic returns and may adversely affect our business.

 Mineral exploration, particularly for silver, involves many risks and is frequently unproductive. If mineralization is discovered, it may take a number of years until production is possible, during which time the economic viability of the project may change. Substantial expenditures are required to establish ore reserves, extract metals from ores and, in the case of new properties, to construct mining and processing facilities. The economic feasibility of any development project is based upon, among other things, estimates of the size and grade of ore reserves, proximity to infrastructures and other resources (such as water and power), metallurgical recoveries, production rates and capital and operating costs of such development projects, and metals prices. Development projects are also subject to the completion of favorable feasibility studies, issuance and maintenance of necessary permits and receipt of adequate financing.

Development projects may have no operating history upon which to base estimates of future operating costs and capital requirements. Development project items such as estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data, obtained from a limited number of drill holes and other sampling techniques, and feasibility studies. Estimates of cash operating costs are then derived based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns estimated, and accordingly, our financial condition and results of operations may be negatively affected.

There will be significant hazards associated with our mining activities, some of which may not be fully covered by insurance. To the extent we must pay the costs associated with such risks, our business may be negatively affected.

The mining business is subject to risks and hazards, including environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. Insurance fully covering many environmental risks (including potential liability for pollution or other hazards as a result of disposal of waste products occurring from exploration and production) is not generally available to us or to other companies in the industry. Although we maintain insurance in an amount that we consider to be adequate, liabilities might exceed policy limits, in which event we could incur significant costs that could adversely affect our financial condition, results of operation and liquidity.

We are subject to significant governmental regulations, and their related costs and delays may negatively affect our business.

Mining activities are subject to extensive federal, state, local and foreign laws and regulations governing environmental protection, natural resources, prospecting, development, production, post-closure reclamation, taxes, labor standards and occupational health and safety laws and regulations including mine safety, toxic substances and other matters related to our business. The costs associated with compliance with such laws and regulations are substantial. Possible future laws and regulations, or more restrictive interpretations of current laws and regulations by governmental authorities could cause additional expense, capital expenditures, restrictions on or suspensions of our operations and delays in the development of our properties. Moreover, future developments in U.S. federal laws and regulations are currently especially difficult to predict due to the new President and Congress in 2009. Changes in the federal government may increase the likelihood that mining companies generally will be subject to new laws, regulations and regulatory investigations.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations or in the exploration or development of mineral properties may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Compliance with environmental regulations and litigation based on environmental regulations could require significant expenditures.

Environmental regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors and employees.

To the extent we are subject to environmental liabilities, the payment of such liabilities or the costs that it may incur to remedy environmental pollution would reduce funds otherwise available to it and could have a material adverse effect on our financial condition and results of operations. If we are unable to fully remedy an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The environmental standards that may ultimately be imposed at a mine site impact the cost of remediation and may exceed the financial accruals that have been made for such remediation. The potential exposure may be significant and could have a material adverse effect on our financial condition and results of operations.

Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of our operations, which could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our proposed operations

Some mining wastes are currently exempt to a limited extent from the extensive set of federal Environmental Protection Agency (“EPA”) regulations governing hazardous waste under the Resource Conservation and Recovery Act (“RCRA”). If the EPA designates these wastes as hazardous under RCRA, we may be required to expend additional amounts on the handling of such wastes and to make significant expenditures to construct hazardous waste disposal facilities. In addition, if any of these wastes causes contamination in or damage to the environment at a mining facility, such facility may be designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”). Under CERCLA, any owner or operator of a Superfund site since the time of its contamination may be held liable and may be forced to undertake extensive remedial cleanup action or to pay for the government’s cleanup efforts. Such owner or operator may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements are also imposed under the federal Clean Water Act (“CWA”). The Company considers the current proposed federal legislation relating to climate change and its potential enactment may have future impacts to the Company’s operations in the United States.

In addition, there are numerous legislative and regulatory proposals related to climate change, including legislation pending in the U.S. Congress to require reductions in greenhouse gas emissions. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations, however, additional regulation or requirements under any of these laws and regulations could have a materially adverse effect upon the Company and its results of operations.

Compliance with CERCLA, the CWA and state environmental laws could entail significant costs, which could have a material adverse effect on our operations.

In the context of environmental permits, including the approval of reclamation plans, we must comply with standards and regulations which entail significant costs and can entail significant delays. Such costs and delays could have a dramatic impact on our operations. There is no assurance that future changes in environmental regulation, if any, will not adversely affect our operations. We intend to fully comply with all applicable environmental regulations.

We are required to obtain government permits to begin new operations. The acquisition of such permits can be materially impacted by third party litigation seeking to prevent the issuance of such permits. The costs and delays associated with such approvals could affect our operations, reduce our revenues, and negatively affect our business as a whole.

Mining companies are required to seek governmental permits for the commencement of new operations. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. The duration and success of permitting efforts are contingent on many factors that are out of our control. The governmental approval process may increase costs and cause delays depending on the nature of the activity to be permitted, and could cause us to not proceed with the development of a mine. Accordingly, this approval process could harm our results of operations.

Any of our future acquisitions may result in significant risks, which may adversely affect our business .

An important element of our business strategy is the opportunistic acquisition of silver mines, properties and businesses or interests therein. While it is our practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties or interests therein we may acquire may not be developed profitably or, if profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, we may incur indebtedness or issue equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing shareholders. We cannot predict the impact of future acquisitions on the price of our business or our common stock. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may impact the price of our common stock and negatively affect our results of operations.

We are continuously considering possible acquisitions of additional mining properties or interests therein that are located in other countries, and could be exposed to significant risks associated with any such acquisitions.

In the ordinary course of our business, we are continuously considering the possible acquisition of additional significant mining properties or interests therein that may be located in countries other than those in which we now have interests. Consequently, in addition to the risks inherent in the valuation and acquisition of such mining properties, as well as the subsequent development, operation or ownership thereof, we could be subject to additional risks in such countries as a result of governmental policies, economic instability, currency value fluctuations and other risks associated with the development, operation or ownership of mining properties or interests therein. Such risks could adversely affect our results of operations.

Our ability to find and acquire new mineral properties is uncertain. Accordingly, our prospects are uncertain for the future growth of our business.

Because mines have limited lives based on proven and probable ore reserves, we are continually seeking to replace and expand our ore reserves. Identifying promising mining properties is difficult and speculative. Furthermore, we encounter strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing silver.  Many of these companies have greater financial resources than we do. Consequently, we may be unable to replace and expand current ore reserves through the acquisition of new mining properties or interests therein on terms we consider acceptable. As a result, our revenues from the sale of silver may decline, resulting in lower income and reduced growth.

ITEM 1B. – UNRESOLVED STAFF COMMENTS.

None

ITEM 2.        PROPERTIES

Corporate Offices

        Our former executive offices and brewery were located at 945 West 2nd Street, Chico, California.  We vacated these premises in August of 2009.

Our lease at this location was in default and we were sued by our landlord in March 2009 for back rent of $14,904 and legal fees of $800.  We negotiated a settlement that allowed us to retain possession of the premises by paying rent on a month-to-month basis.  We are still liable for the unpaid rent amount of $14,904 and $800 in legal fees.

Langtry Property

We have a 20 year lease, with option to purchase, covering the Langtry Property.  A description of the Property and terms of the lease are contained in the Business discussion in this Report.

ITEM 3.        LEGAL PROCEEDINGS

There are two material legal proceedings in which either we or any of our subsidiaries  were involved in 2008 and 2009 which could have a material adverse effect on our business, financial condition or future operations.

1.

On January 6, 2009, Capital Beverage Co. and Capital Coors Co. (“Capital”) filed suit against Crown Imports LLC, Butte Creek Brewing Company and Bison Brewing Company alleging that the defendants had unlawfully cancelled their distribution contracts with Capital.   Capital is seeking damages equal to fair market value of the respective brands.  This lawsuit was resolved in 2009 and no financial liability was incurred.

2.

On February 9, 2009, BRK Holdings, LLC filed suit against Golden West Brewing Company for four months of delinquent rent of $14,904 and legal fees of $800.  We are still liable for the unpaid rent amount of $14,904 and $800 in legal fees.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In November 2009, the holders of a majority of our issued and outstanding shares of common stock approved by written majority consent, as permitted by the Delaware General Corporation Law and the Company’s Certificate of Incorporation and ByLaws, the following actions:

1.

An amendment to the Company’s Certificate of Incorporation changing its name to “Athena Silver Corporation”;  and

2.

An amendment to the Company’s Certificate of Incorporation increasing its authorized common stock to 100,000,000 shares.

These matters were completed in February 2010 without the need for further shareholder action.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our outstanding shares of Common Stock have traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” since January 1, 2007.  Effective February 5, 2010, our outstanding shares of Common Stock have traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “AHNR”.  The reported high and low bid and ask prices for the common stock are shown below for the period from January 1, 2008 through December 31, 2009.

	High	Low

2008 Fiscal Year
January - March	$0.80	$0.51
April - June	$0.55	$0.35
July - September	$0.50	$0.15
October – December	$0.29	$0.06

2009 Fiscal Year
January - March	$0.06	$0.05
April - June	$0.08	$0.05
July - September	$0.06	$0.04
October - December	$0.15	$0.04

     The bid and ask prices of the Company’s common stock as of April 30, 2010 were $0.26  and $0.33, respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of April 30, 2010, there were approximately 49 record owners of the Company’s common stock.

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

Recent Sales of Unregistered Securities

        1.         Effective August 21, 2006, in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The foregoing options are all fully vested by December 31, 2009.    The options were granted to five persons who serve as directors, employees or consultants to the Company.   One of the recipients subsequently resigned as a Director and forfeited 50,000 options.  Presently, there are 125,000 options outstanding that are 100% vested.   The shares issuable upon exercise of the options will be “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  The Company paid no fees or commissions in connection with the issuance of the options.

         2.       On March 15, 2007, we completed the private placement of units, each unit consisting of one share of the Company’s Common Stock (“Common Stock”) and one Warrant which was exercisable to purchase one additional share of Common Stock at an exercise price of $0.40 per share until March 15, 2009 (“Warrants”).  Collectively, the Common Stock and Warrants are, hereinafter, referred to as “Units”.  The private offering price was $0.35 per Unit.  In total, we have sold 400,000 units.  Gross proceeds of the offering were $140,000 which proceeds were used for working capital.  All of the warrants issued in this placement expired in 2009 unexercised.  The units were sold to a total of three (3) investors, each of whom qualify as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”).  The units, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D, Rule 506 thereunder.  In the offering, the Company paid no fees or commissions to persons who served as placement agents.

         3.       On July 9, 2007, the Company completed the sale of an aggregate of 282,000 shares of common stock for total consideration of $93,060, or $0.33 per share.  Of the total consideration, $73,260 was in cash, and $19,800 was in satisfaction of an outstanding account payable to the Company’s legal counsel.  The shares were sold to a total of three investors, each of whom qualifies as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The proceeds of the offering were used for working capital.  The shares were acquired for investment purposes and subject to restrictions on transfer, and were sold without registration under the Securities Act in reliance upon Section 4(2) of the Securities Act and Regulation D, Rule 506 thereunder.  In the offering, the Company paid no fees or commissions.

        4.       Effective September 4, 2007, the Company issued an aggregate of 300,000 of Series A Cumulative Preferred Stock (“Series A Preferred Stock”) valued at $0.75 per share.  The shares of the Series A Preferred Stock were issued in satisfaction and conversion of an aggregate of $225,000 in outstanding advances payable which had originally been payable to John C. Power and Power Curve, Inc., but which had been assigned to the two investors, both non-affiliates of the Company.  Each of the investors qualified as an an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

      5.      In September, 2007, the Company sold 100,000 shares of common stock to two investors at a price of $0.50 per share.  The shares were sold to two investors, each of whom qualified an an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

      6.       Effective September 30, 2007, the Company issued an aggregate of 15,000 shares of common stock in satisfaction of an uncollateralized advance payable to a non-affiliate in the amount of $9,975, principal and interest.  The shares were issued to one person who qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

       7.       On December 1, 2007, we agreed to issue an aggregate of 13,000 shares of common stock under our employment agreement with our President, Mark Simpson.  The shares were  issued as compensation for services.  As President of the Company, Mr. Simpson qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.   These shares were issued as they were earned at values ranging from $0.10 to $0.60 per share.

     8.     Effective December 1, 2007, the Company granted and issued an aggregate of 13,000 shares of common stock to the Chief Financial Officer of its wholly-owned subsidiary.  The shares were issued for services performed in December 2007 and through 2008.  The foregoing person qualified as “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder  These shares were issued as they were earned at values ranging from $0.10 to $0.60 per share.

     9.       On  December 11, 2007, the Company entered into a Credit Agreement whereby the Company was extended a credit facility by certain individuals, including two affiliates, in the maximum principal amount of $350,000.  Under the Credit Agreement, the Company agreed to pay to the lenders a financing fee in the form of 100 shares of common stock for every $1,000 in advances made under the Credit Agreement, or up to a total maximum of 35,000 shares.  The Company borrowed an aggregate of $343,000 under the Credit Agreement in 2007 and 2008, and  issued as a result, a total of 34,300 shares of common stock.  These shares were issued as they were earned at values ranging from $0.70 to $0.10.

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

     10.     Effective January, 2008, the Company issued a Convertible Debenture in the principal amount of $30,000 to evidence the Company’s outstanding, account payable due to its legal counsel.  The debenture accrued interest at the rate of 8% per annum and was due and payable, in full, on December 31, 2008.  The debenture was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.60 per share. The debenture was issued to the Company’s legal counsel who qualifies as an “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The securities, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

     11.     Effective March 12, 2008, the Company issued an aggregate of 5,000 shares of common stock to one investor as a financing fee for a loan to the Company in the principal amount of $50,000.  The shares were valued at $0.50 per share.  The lender qualified as an “accredited investos” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction except as noted.

     12.     Effective December, 2008, the Company issued a Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and was due and payable, in full, on December 31, 2009.  The debenture was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The debenture was collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.  The debenture was issued to a related party who qualifies as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The securities, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

     13.     Effective June 15, 2009, the Company issued an aggregate of 16,595,475 shares of common stock, $.0001 par value, to John C. Power and an entity controlled by John C. Power and to Clifford L. Neuman, individually and Clifford L. Neuman, PC, the Company’s legal counsel, and to  four other related party entities controlled by three related party  investors.  The shares were issued in accordance with Agreements to Convert Debt and were valued at $0.04 per share.  Two of the related party  investors agreed to convert 300,000 shares of Series A Preferred Stock at a revised conversion price.   Each of the investors qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transactions.

     14.    Between  January 29, 2010 and April 30, 2010, the Company completed the sale of an aggregate of 2,000,000 shares of common stock, $.0001 par value to two related parties  and four non-affiliate investors, at a purchase price of $0.10 per share in consideration of $200,000 in cash.    Each of the investors qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transactions.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	125,000	$0.50	375,000
Equity compensation plans not approved by security holders	0	0	0
Total	125,000	$0.50	375,000

ITEM 6

SELECTED FINANCIAL DATA

We have set forth below certain selected financial data.  The information has been derived from the consolidated financial statements, financial information and notes thereto included elsewhere in this report.

Statement of Operations Data:	Year Ended December 31, 2009	Year Ended December 31, 2008 (Restated)
Total gross revenues	$ 204,912	$ 811,567
Gross profit	7,527	53,319
Operating expenses	(218,925)	(524,733)
Loss from continuing operations	(263,566)	(832,711)
Loss from discontinued operations	(19,253)	(263,953)
Net loss	(282,819)	(1,096,664)
Net loss attributable to common shareholders	$ (286,401)	$ (1,110,990)
Net loss per common share	$(0.02)	$(0.33)
Weighted average shares outstanding	12,443,141	3,371,816

Balance Sheet Data:	December 31, 2009	December 31, 2008 (Restated)
Working capital deficit	$ (1,075,835)	$ (1,681,516)
Total assets	79,661	514,091
Total liabilities	1,134,467	1,934,318
Stockholders’ deficit	$ (1,054,806)	$ (1,420,227)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

          Athena Silver Company f/k/a Golden West Brewing Company, Inc. (the “Company”) was formed in December 2003 to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC (“Butte Creek”). We are currently a holding company for our wholly-owned subsidiaries including Golden West Brewing Company (GWB-CA”), a California corporation, which acquired the assets and certain liabilities of Butte Creek on August 31, 2005. Butte Creek has been operating as a craft brewery in Chico, California since 1996.  In January 2009, we discontinued operations at our brewery in Chico, California and entered into a contract brewing agreement through our 99% owned subsidiary, Butte Creek Brands, LLC (“BCB”) to brew our beers at Mendocino Brewing Company, Inc. (“Mendocino”) in Ukiah, California.  Butte Creek specializes in brewing and marketing certified organic craft beers.   On April 5, 2010, we entered into a Memorandum of Understanding with Mendocino to transfer all of our brands and intellectual property to Mendocino in exchange for a royalty payment ranging between $0.50 and $1.00 per case sold on future production

from our brands and other intellectual property transferred to Mendocino.   The royalty will be capped at $150,000.  This agreement is intended to supersede our contract brewing arrangement with Mendocino and will not require us to provide any working capital or further investment in our brewing operations.  If we successfully complete this transaction, we intend to cease any new production and cancel all of our small brewery licenses and registrations with the TTB and several states.

We face numerous operational challenges until we successfully complete the licensing of our brands.

The following are the key issues and challenges  that we face:

*

Sales.   Our net sales decreased by 75% or $577,823 to $193,339 in 2009 as compared to $771,162 in 2008.  Our shortage of working capital has forced us to reduce inventories and new products.  Our closure of our brewing facility in Chico, California negatively impacted our sales as we transitioned to a contract brewing model.  Furthermore, we have discontinued our entire contract brewing for other customers.  We do not have the necessary working capital to maintain adequate inventory levels which will negatively impact our sales going forward.

*

Increase Gross Profit Margin.   Our goal is to increase our gross profit margin to 25% of sales.  This will likely require us to raise our prices in 2010.   We believe the conversion from an operating brewery to a contract model will help us increase our gross profit margin in 2010.

*

Control Selling, General & Administrative Expenses.  As a result of converting to a contract brewing model, we have been able to reduce our selling and general and administrative expenses.   We have eliminated most of our controllable expenses.  As of December 31, 2009, we had no compensated full-time employees.

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

*

Continued Operating Losses.   Our history of operating losses makes it difficult to raise capital for our working capital needs.    We believe that our new contract brewing model will help us reduce our operating losses in 2010.

          We have sustained losses from operations.  We have a working capital deficit which raises substantial doubts about their ability to continue as a going concern. Our audited consolidated financial statements have received going concern qualifications from our Independent Registered Public Accounting Firm.

          The following discussion and analysis is for the year ended December 31, 2009 and should be read in conjunction with our consolidated financial statements and the Notes thereto.  We were a development stage entity prior to our acquisition of Butte Creek on August 31, 2005.

Critical Accounting Policies and Estimates

          In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results. We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates. Our consolidated financial statements are based upon a number of significant estimates, the allowance for doubtful accounts, obsolescence of inventories and the estimated useful lives selected for property and equipment and the valuation of our stock when being issued for services or compensation. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the estimates for these items could be further revised in the near term and such revisions could be material.

Overview - Factors Affecting Results of Operations of Beer Brewing Operations

          Sales in the craft beer industry generally reflect a degree of seasonality, with the first and fourth quarters historically being the slowest and the rest of the year typically demonstrating stronger sales. We have historically operated with little or no backlog and, therefore, our ability to predict sales for future periods is limited.

          Our sales are affected by several factors, including consumer demand, price discounting and competitive considerations. We compete in the craft brewing market as well as in the much larger specialty beer market, which encompasses producers of import beers, major national brewers that produce fuller-flavored products, and large spirit companies and national brewers that produce flavored alcohol beverages. Beyond the beer market, craft brewers also face competition from producers of wines and spirits. The craft beer business is highly competitive due to the proliferation of small craft brewers, including contract brewers, and the large number of products offered by such brewers. Imported products from foreign brewers have enjoyed resurgence in demand since the mid-1990s. Certain national domestic brewers have also sought to appeal to this growing demand for craft beers by producing their own fuller-flavored products. The wine and spirits market has experienced a surge in the past several years, attributable to competitive pricing, increased merchandising, and increased consumer interest in spirits. Because the number of participants and number of different products offered in this business have increased significantly in the past ten years, the competition for bottled product placements and especially for draft beer placements has intensified.

Operating and Financial Review and Prospects

Restatement of Consolidated Financial Statements

On December 31, 2008, John C. Power, the Company’s CEO and significant shareholder, forgave $191,800 of debt and accrued interest.  The Company originally recorded this amount as a gain on debt forgiveness in its consolidated statements of operations. Forgiveness of debt and accrued interest by a related party should be accounted for as a contribution of capital and accordingly, the Company has restated its 2008 consolidated financial statements to reflect this $191,800 increase in net loss and $191,800 increase in additional paid-in capital.

Operating Results

For the year ended December 31, 2009 compared to the year ended December 31, 2008:

REVENUES.  Gross revenues were $204,912 for the year ended December 31, 2009.  Revenues net of excise taxes (“net revenues”) for the fiscal year ended December 31, 2009 were $193,339 a decrease of $577,823 or 74.9% as compared to net revenues of $771,162 in the fiscal year ended December 31, 2008.   Our lack of working capital and inability to maintain inventory was the primary cause of our decrease in sales.

COST OF GOODS SOLD. Cost of goods sold (“COGS”) for fiscal 2009 was $185,812 or 96.1% of net revenues compared to $717,843 or 93.1% of net revenues in fiscal 2008.  In 2009, we were unable to raise the price of our core brands as fast as our COGS increased.

GROSS PROFIT. Gross profit for the year ended December 31, 2009 was $7,527 or 3.9% of net revenues compared to $53,319 or 6.9% of net revenues for the year ended December 31, 2008.

OPERATING EXPENSES. Total operating expenses decreased $305,808 or 58.3% to $218,925 for the fiscal year ended December 31, 2009.  Components of operating expenses were:

*

Amortization expense was $8,333 for fiscal year 2009 compared to $3,889 for fiscal 2008.  The increase was the result of a write-off of intangibles acquired in the purchase of Butte Creek Brewing in 2005.

*

Management compensation was $11,250 for the year ended December 31, 2009 compared to $91,154 for the year ended December 31, 2008.  The decrease was related to a reduction of salaried employees in 2009.

*

Selling expense was $14,404 for the fiscal year ended December 31, 2009 compared to $103,222 for the fiscal year ended December 31, 2008.  The decrease was related to reduced trade show and travel expenses due to a lack of working capital.

*

Legal and accounting expense was $103,374 for the fiscal year ended December 31, 2009 compared to $107,221 for the fiscal year ended December 31, 2008.   The decrease was the result of the reduced cost of maintaining our SEC filings.

*

Stock-based compensation was $4,126 for the year ended December 31, 2009 compared to $13,952 in the prior fiscal year.  The decrease was the result of completed vesting of employee options in fiscal year 2009.

*

Stockholder relations expense was $0 for the year ended December 31, 2009 compared to $5,000 for year ended December 31, 2008.  The decrease was due to the elimination of this type of expense during the fiscal year ended December 31, 2009.

*

Other income (expense)  decreased $309,129 to $52,168 net expense for the year ended December 31, 2009 compared to $361,297 net expense for year ended December 31, 2008. Interest expense and amortization of deferred finance costs decreased in 2009 as our debt levels and borrowings decreased during the year. In addition, 2009 other operating income (expense) included a $86,049 gain on marketable securities as compared to a $76,434 loss in 2008.

LOSS FROM CONTINUING OPERATIONS.  The loss from continuing operations for the fiscal year ended December 31, 2009 decreased $569,145 or 68.3% to $263,566 compared to $832,711 for the fiscal year ended December 31, 2008.

DISCONTINUED OPERATIONS.  In the first quarter of 2009, we closed our manufacturing facility in Chico, CA and entered into a three (3) year contract with Mendocino to outsource the production of our certified organic beers.  As a result, we sustained a loss from discontinued operations for the year ended December 31, 2009 of $19,253 compared to $263,953 for discontinued operations for the year ended December 31, 2008. During 2009 we sold our property and equipment from discontinued operations held for sale and realized a one-time gain of $65,464.

NET LOSS. Net loss decreased $813,845 or 74.2% to $282,819 for the fiscal year ended December 31, 2009 compared to $1,096,664 for the fiscal year ended December 31, 2008.   The net loss decreased primarily due to: reduced operating expenses, reduced interest expense, reduced amortization of deferred financing fees and the gain from the sale of marketable securities and assets held for sale in 2009 as compared to 2008.

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

          We had nominal cash and cash equivalents and a working capital deficit of $1,075,835 at December 31, 2009.  We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. We have raised capital through the sales of unregistered securities and advances and/or loans from its officers and directors to acquire Butte Creek, and fund operating losses and working capital needs after its acquisition.   There are no assurances that we will be able to secure additional capital to maintain the operations.

         In January 2009, we discontinued brewing operations at our Chico, California brewery.  In February 2009, we entered into a three (3) year contract brewing agreement with Mendocino where we had all of our brewing and bottling of beer done in 2009. As a result, we recorded impairment charges of $7,061 and $82,730 in 2009 and 2008, respectively, to recognize the expected realizable value of our fixed equipment assets.  We had losses from discontinued operations of $19,253 and $263,953 in 2009 and 2008, respectively. There is no assurance that working capital will be available to fund our operations for 2010.

On April 5, 2010, we entered into a Memorandum of Understanding with Mendocino to transfer all of our brands and intellectual property to Mendocino in exchange for a royalty payment ranging between $0.50 and $1.00 per case sold on future production from our brands and other intellectual property transferred to Mendocino.   The royalty will be capped at $150,000.  This agreement is intended to supersede our contract brewing arrangement with Mendocino and will not require us to provide any working capital or further investment in our brewing operations.  If we successfully complete this transaction, we intend to cease any new production and cancel all of our small brewery licenses and registrations with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) and several states.

During the year ended December 31, 2009 and 2008 we made capital expenditures of $0 and $4,710, respectively.

Lines of Credit

         On August 31, 2005, as part of the purchase of Butte Creek, we assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14% as of December 31, 2009. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek’s former general manager. The outstanding balance as of December 31, 2009 and 2008 was $23,421 and $23,852, respectively. Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.  We are current on our monthly payments for this obligation as of December 31, 2009.

As part of the purchase of Butte Creek on August 31, 2005, we assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 28%. The debt on the credit card was uncollateralized but guaranteed by Tom Atmore. In 2009, the lender agreed to a cash payment of $2,000 as payment in full and forgave the remaining balance of $7,193 and this amount is included as debt forgiveness in our consolidated statements of operations. The outstanding balance as of December 31, 2009 and 2008 was $0 and $8,703, respectively.

Notes Payable

Between March and September 2005, we borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John C. Power, our Chief Executive Officer); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power, a Director); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek’s loans to Tri County Economic Development Corporation, (an entity controlled by Brian Powers, a director) and purchase additional equipment and provide working capital. The Power Curve note accrues interest at 9% per annum, is collateralized by a security interest covering all of our tangible and intangible assets and was due in full in September 2008.  As of December 31, 2009 and 2008, the principal balances of the Power Curve, Inc. note was $2,000 and $50,000, respectively, and accrued interest applicable to this note was $8,010 and $6,750, respectively.  The other notes bore interest at 9% per annum, were due in 2008 and were also collateralized by a security interest covering all of our tangible and intangible assets. At December 31, 2008 the principal amount outstanding and accrued interest payable applicable to these two notes was $61,054 and $7,941, respectively. All principal and accrued interest applicable to these two notes payable were repaid from the proceeds of equipment sales during 2009.

On December 30, 2005, John C. Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and matured December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to all prior perfected liens against those assets.  As of December 31, 2009, these notes had current maturities of $156,282 and $90,000, respectively, and had accrued interest of $27,002 and $12,250 respectively.

On August 31, 2005, as part of the acquisition of Butte Creek, we assumed a liability for past due rent of $17,950.  In 2007 the past due rent was converted to an uncollateralized demand note bearing interest at 12% per annum from the landlord due in November, 2008.  As of December 31, 2009 and 2008 the note had an outstanding balance of $17,950 and accrued interest payable of $4,396 and $2,198, respectively.

On August 31, 2005, as part of the acquisition of Butte Creek, we assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  This note bears interest at 8% per annum, is uncollateralized and due upon demand. As of December 31, 2009 and 2008, the note had an outstanding balance of $8,136, and accrued interest payable of $5,620 and $4,969, respectively.

During the year ended December 31, 2007, John C. Power and Power Curve, Inc. made advances to us of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John C. Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and matured on December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On December 31, 2008 John C. Power forgave the $115,000 debt, plus $16,100 in accrued interest, and Power Curve forgave $55,000 of its debt, plus the $5,700 portion of accrued interest.  This total $191,800 of forgiven debt was accounted for as a contribution of capital by related parties and is included in additional paid-in capital at December 31, 2008. Consequently, as of December 31, 2009, these notes had current maturities of $0 and $100,000, respectively, and had accrued interest of $0 and $24,000 respectively. As of December

31, 2008, these notes had current maturities of $0 and $100,000, respectively, and accrued interest payable, included in accrued expenses, of $0 and $16,000, respectively

On September 4, 2007, Shana Capital Ltd. (“Shana Capital”) and Webquest, Inc. (“Webquest”), significant investors, each executed and delivered an Agreement to Convert Debt pursuant to which each agreed to convert their Advances owed to them by us that had been acquired from a related party in the amount of $225,000 into 300,000 shares of Series A Convertible Preferred Stock of the Company (the “Series A Preferred Stock”) valued at $0.75 per share.

On  June 15, 2009, we agreed to lower the conversion price of the Series A Preferred Stock from $0.75 per share to $0.05 per share.  Both Shana Capital and Webquest agreed to convert their Series A Preferred Stock into an aggregate of 4,500,000 shares of our common stock at the revised conversion price. The market value of the 4,200,000 additional common shares was $168,000 and this amount (less $420 par value) was recorded as additional paid in capital. The $168,000 loss associated with issuing the additional 4,200,000 common shares with a market value of $0.04 per share was charged to additional paid in capital, resulting in a $420 net decrease to additional paid in capital.

Shana Capital and Webquest agreed to forgive a total of $24,582 of accrued preferred dividends payable and this amount was accounted for as capital contributions from related parties to additional paid-in capital.

In January, 2008, we issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture was $30,000 and was not collateralized and was repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture was convertible, at the option of the holder, into shares of our common stock at a conversion price of $0.60 per share which was below the $0.70 per share market price of the stock on the day of issuance.  The fair value of the beneficial conversion feature representing financing fees were valued using the Black Scholes pricing model at the time the debenture was issued.  We used an expected volatility of 100% and based on historical trading activity of our common stock. We used a risk free interest rate of 3% obtained from published US Treasury data for constant maturity treasury bills of a similar duration.  The expected life of the conversion feature was determined to be the life of the debenture which matured on December 31, 2008.  The total value of the beneficial conversion feature representing deferred financing fees was $15,110 and was credited to additional paid-in capital and charged to deferred financing costs in the consolidated balance sheet. During 2009, $15,110 of amortization of deferred financing costs was recognized.

On June 15, 2009, we entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, our legal counsel, pursuant to which Clifford L. Neuman, PC agreed to accept, and we agreed to issue, 2,500,000 shares of our common stock in satisfaction of $70,000 in accrued and unpaid fees for services rendered in the capacity of legal counsel and $30,000 under the convertible debenture. All accrued and unpaid interest under the debenture was waived.  Our common shares were valued at $0.04 per share at the time of conversion and as a result, no gain or loss was incurred on this transaction.

In March, 2008, we borrowed the principal sum of $50,000 from an unaffiliated lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note was collateralized by a Uniform Commercial Code (“UCC”) security interest against our inventory and accounts receivable associated with the launch of our new brand Blue Marble Organic Pilsner.  The loan was guaranteed by of John C. Power.  As of December 31, 2009 and 2008, the balance of this note was $0 and $10,000, respectively.  Accrued interest payable, included in accrued expenses, was $0 and $1,422 at December 31, 2009 and 2008, respectively.

During the years ended December 31, 2007 and 2008, an affiliate of John C. Power made short-term advances to us that remained unpaid as of December 31, 2009 and 2008 in the amounts of $52,181 and $100,000, respectively.   Partial payment was made on these advances on June 15, 2009 through the issuance of our common stock in exchange for principal of $42,819. These advances bear interest at 12% per annum, are uncollateralized, are due upon demand and had total accrued interest payable, included in accrued expenses, of $2,851 and $18,000 as of December 31, 2009 and 2008, respectively. During 2009, $21,000 of accrued interest was waived and forgiven and this amount was accounted for as a capital contribution by a related party to additional paid-in capital.

On December 17, 2008, GWB-WA issued a note in the principal amount of $200,000 to John Gibbs, a significant shareholder, for cash advances made by this affiliate during 2008. The note accrues interest at the rate of 6% per annum and was due and payable, in full, on December 31, 2009.  The note is collateralized by the marketable securities held by GWB-WA and 100% of our common stock of GWB-WA.

The note is convertible, at the option of the holder, into shares of our common stock at a conversion price equal to $0.10 per share, which was above  the market price of $0.09 per share on the date of issuance. The fair value of the beneficial conversion feature representing financing fees was valued using the Black Scholes pricing model at the time the note was issued.  We used an expected volatility of 118% based on historical trading activity of our common stock. We used a risk free interest rate of 0.5% obtained from published US Treasury data for constant maturity treasury bills of a similar duration.  The expected life of the conversion feature was estimated to be one year and the total estimated value of the beneficial conversion feature representing deferred financing fees was $75,630 and was credited to additional paid-in capital and charged to deferred financing costs in the consolidated balance sheet. During 2009 and 2008, $69,812 and $5,818 of amortization of deferred financing costs were recognized and included in loan fees and deferred financing costs in our consolidated statements of operations.

In January, 2009, the balance owed under this note was reduced by a cash payment of $16,750.    On June 15, 2009, we entered into an Agreement to Convert part of this debt with the holder, pursuant to which the holder agreed to accept, and we agreed to issue, 1,665,000 shares of our common stock in satisfaction of $83,250 in principal amount owed.  Our common stock was valued at $0.04 per share and we recorded forgiveness of debt in the amount of $16,650 as an increase to additional paid-in capital.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.    In addition, the Agreement to Convert specified that GWB-WA repay the remaining $100,000 in principal in full by June 30, 2009.     The unpaid principal applicable to this note, included as a component of notes payable – related parties, was $30,000 and $200,000, respectively at December 31, 2009 and 2008. The amount of accrued interest payable, included in accrued expenses was $1,318 and $1,574 at December 31, 2009 and 2008, respectively. The $16,650 of forgiven debt and $1,972 of forgiven interest payable was accounted for as capital contributions from a related party and are included in additional paid-in capital.

On April 28, 2009, BCB entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes were due and payable July 31, 2009 and have been restructured as demand notes.  Each Note is secured by a Security Agreement covering GWB-CA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.  As of December 31, 2009, the balances on these notes were $19,000 to Neuman plus accrued interest of $1,658 and $10,000 to Power plus accrued interest of $400.

During the 2009 and 2008, John C. Power and affiliates of Mr. Power made short-term advances to us.  As of December 31, 2009 and 2008 the balances of these advances were $49,941 and $7,425, respectively.  The advances bear no interest, are uncollateralized and are due on demand.

Credit Agreement

In December, 2007, we entered into a Credit Agreement whereby we were extended a line of credit by five individual lenders, all affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminated on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrued interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of our common stock valued at the then applicable conversion price.  The credit balance was convertible into shares of our common stock a conversion price equal to 75% of the market price of our common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of our common stock, and was calculated ta rates ranging from 83% to 114% for advances made in 2008 and.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 1.9% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminated on December 31, 2008.  The total value of advances under the credit facility during 2008 and 2007 representing deferred financing fees was $105,660 and $95,270, respectively, which was credited to additional paid-in capital and charged to deferred financing costs.  Amortization of deferred financing costs applicable to these loans was $0 and $105,660 during the years ended December 31, 2009 and 2008, respectively.

We has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.   The Credit Agreement is collateralized by a senior lien and security interest in our tangible and intangible assets.

On June 15, 2009, we entered into an agreement to convert the debt under the credit facility with the investors, pursuant to which the investors agreed to accept, and we agreed to issue, 6,860,000 shares of common stock in satisfaction of $343,000 in principal amount owed under the Credit Agreement. Accrued and unpaid interest of $31,074, as of June 15, 2009 was waived and forgiven and accounted for as a capital contribution to additional paid-in capital from related parties. On June 15, 2009, the Company’s common shares were valued at $0.04 per share and the Company recorded a gain on the forgiveness of debt in the amount of $68,600 which was accounted for as a capital contribution to additional paid-in capital from related parties.

Delinquent Taxes

At December 31, 2009 and 2008, we had outstanding payroll tax liabilities of $50,645 and $36,963, respectively.  At December 31, 2009 and 2008, $35,428 and $34,137 of these taxes are  related to the payroll tax liability assumed as part of the purchase of Butte Creek on August 31, 2005. These amounts are included in payroll taxes in the schedule below.

Also assumed in the Butte Creek purchase was a franchise tax liability of $6,600 due to the California Franchise Tax Board. This amount was outstanding at December 31, 2009 and 2008 and is included in accrued expenses.

California Redemption Value (“CRV”) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. At December 31, 2009 and 2008, we owed $25,568 and 24,691, respectively, and these amounts are included in accrued expenses.

The United States Alcohol and Tobacco Tax and Trade Bureau (“TTB”), and various state agencies collect excise taxes often referred to as “alcohol taxes” with the amount based on the volume of beer sold. At December 31, 2009 and 2008, we had alcohol related taxes payable to federal and state taxing authorities of $0 and $8,977, respectively.

We also have delinquent Butte County tangible property taxes included in accrued expenses of $4,064 and $3,558 at December 31, 2009 and, respectively.

The detail of taxes payable is as follows:

December 31, 2009
Tax Agency	Due	Delinquent
Internal Revenue Service	$47,127	$ 47,127	PAYROLL TAXES
CA Employment Development Department	$ 3,518	$ 3,518	PAYROLL TAXES
CA Department of Conservation	$ 25,568	$ 25,568	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 4,064	$ 4,064	PROPERTY TAXES

The continuation of regulatory compliance is material to our ability to continue as a going concern.  Continued operations could be severely impaired should we default on our payment plans with the IRS or any other governmental agency seek to collect any of the delinquent payables before we are able to pay them.

Off Balance Sheet Arrangements

       We do not have and has never had any off-balance sheet arrangements.

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

Changes in our business strategies;

The level of demand for our products; and

Availability of sufficient working capital.

Accounting Pronouncements

       There were various accounting standards and interpretations issued or that became effective during 2009 and 2008, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Not applicable

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2009 and 2008 (Restated)

3.	Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008 (Restated)

4.	Consolidated Statement of Stockholders' Deficit for the years ended December 31, 2009 and 2008 (Restated)

5.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 (Restated)

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Athena Silver Corporation

We have audited the accompanying consolidated balance sheets of Athena Silver Corporation and Subsidiaries as of December 31, 2009 and December 31, 2008 (as restated), and the related consolidated statements of operations, stockholders' deficit, and cash flows for the two years ended December 31, 2009 and 2008 (as restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athena Silver Corporation and Subsidiaries as of December 31, 2009 and December 31, 2008 (as restated), and the results of its operations and cash flows for the two years ended December 31, 2009 and 2008 (as restated) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 1 to the consolidated financial statements, the Company has sustained losses from operations, has a net working capital deficit and is in default on significant commitments which raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheet as of December 31, 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.

SCHUMACHER & ASSOCIATES, INC

Denver, Colorado
May 4, 2010

ATHENA SILVER CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31,
Current Assets:	2009	2008 (Restated)
Cash and cash equivalents	$ 143	$ 21,201
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2009 and 2008	11,104	39,178
Inventory (Note 1)	46,385	109,495
Marketable securities (Note 3)	-	73,952
Prepaid expenses	1,000	8,976
Total current assets	58,632	252,802
Fixed Assets:
Property and equipment from discontinued operations held for sale (Note 1)	-	152,590
Other Assets:
Intangibles, net of accumulated amortization of $0 and $16,667 at December 31, 2009 and 2008, respectively	8,785	16,068
Deferred financing costs, net of accumulated amortization of $0 and $5,858 at December 31, 2009 and 2008, respectively (Note 4)	-	84,922
Other assets	12,244	7,709
Total other assets	21,029	108,699
Total Assets	$ 79,661	$ 514,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities:
Accounts payable	$ 350,721	$ 445,353
Accrued expenses	216,428	265,105
Checks issued in excess of funds available	3,407	6,095
Lines of credit payable (Note 4)	23,421	32,555
Advances – related parties (Note 4)	49,941	7,425
Notes payable – unaffiliated (Note 4)	26,086	68,731
Notes payable – related party (Note 4)	459,463	1,109,054
Advance from unrelated party	5, 000	-
Total liabilities	1,134,467	1,934,318

Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 9,10 and 11)

Stockholders’ Deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 0 and 300,000 shares issued and outstanding as of December 31, 2009 and 2008, respectively	-	30
Common stock, $.0001 par value, 100,000,000 shares authorized, 20,000,000 and 3,404,525 shares issued and outstanding as of December 31, 2009 and 2008, respectively	2,000	340
Additional paid-in capital	2,544,625	1,898,015
Accumulated (deficit)	(3,601,431)	(3,318,612)
Total Stockholders’ Deficit	(1,054,806)	(1,420,227)
Total Liabilities and Stockholders’ Deficit	$ 79,661	$ 514,091

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE YEARS ENDED DECEMBER 31,

	2009	2008 (Restated)

Revenues	$ 204,912	$ 811,567
Less: excise taxes	(11,573)	(40,405)
Net revenues	193,339	771,162

Cost of goods sold	185,812	717,843

Gross profit	7,527	53,319

Operating expenses:
Amortization	8,333	3,889
Bad debt expense	4,628	-
Legal and accounting	103,374	107,221
Management compensation	11,250	91,154
Stock-based compensation (Note 10)	4,126	13,952
Stockholder relations	-	5,000
Selling expenses	14,404	103,222
Other	72,810	200,295
Total operating expenses	218,925	524,733

Other income (expense):
Miscellaneous income	3,421	238
Bad debt recovery	-	45,035
Debt forgiveness	19,613	-
Gain on sale of trademark	-	7,405
Gain (loss) on marketable securities	86,049	(76,434)
Loan fees and deferred financing costs	(87,322)	(162,694)
Interest expense	(73,929)	(174,847)
Total other (expense)	(52,168)	(361,297)

Loss from continuing operations	(263,566)	(832,711)

Discontinued operations
Revenues from discontinued operations	5,507	222,277
Expenses from discontinued operations	(90,224)	(479,865)
Gain (loss) on sale of property and equipment from discontinued operations held for sale	65,464	(6,365)
Loss from discontinued operations	(19,253)	(263,953)

Net (loss)	$ (282,819)	$ (1,096,664)
Preferred dividends	3,582	14,326
Net loss attributable to common shareholders	$ (286,401)	$ (1,110,990)
Basic and diluted net loss per share	$ (.02)	$ (.33)
Net loss attributable to continuing operations	$ (263,566)	$ (832,711)
Basic and diluted net loss per share	$ (.02)	$ (.25)
Net loss attributable to discontinued operations	$ (19,235)	$ (263,953)
Basic and diluted net loss per share	$ (.00)	$ (.08)
Basic and diluted weighted average shares outstanding	12,443,141	3,371,816

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008 (Restated)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Balance, December 31, 2007	300,000	$ 30	3,335,000	$ 334	$ 1,485,033	$(2,221,948)	$ (736,551)

Shares issued for compensation at $0.50, March, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, March, 2008			18,000	1	8,999		9,000
Deferred financing costs on line of credit, March, 2008					80,960		80,960
Shares issued for compensation at $0.50, June, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, June, 2008			3,500		1,750		1,750
Deferred financing costs on line of credit, June, 2008					17,830		17,830
Shares issued in satisfaction of accounts payable at $.30 per share, September, 2008			21,225	2	6,365		6,367
Shares issued for loan fees at $.25 per share, August, 2008			1,500		375		375
Shares issued for compensation at $.25 per share, August, 2008			6,000	1	1,499		1,500
Stock-based compensation – options					13,352		13,352
Deferred financing costs on line of credit, September, 2008					6,830		6,830
Shares issued for compensation at $.10 per share, December 1, 2008			6,000		600		600
Shares issued for loan fees at $.10 per share, December, 2008			1,300		130		130
Deferred financing costs on line of credit, December, 2008					90,820		90,820
Contributed capital – forgiveness of debt and accrued interest payable – related party, December, 2008 as restated					191,800		191,800
Dividends on preferred stock for the year ended					(14,326)		(14,326)
Net loss as restated	-	-	-	-	-	(1,096,664)	(1,096,664)
Balance, December 31, 2008 as restated	300,000	30	3,404,525	340	1,898,015	(3,318,612)	(1,420,227)

Dividends on preferred stock, March , 2009					(3,582)		(3,582)
Shares issues in satisfaction of accounts payable at $0.04 per share, June, 2009			2,500,000	250	99,750		100,000
Shares issued for debt conversion at $.04 per share, June, 2009			9,595,475	960	382,859		383,819
Common shares exchanged for preferred shares, June, 2009	(300,000)	(30)	4,500,000	450	(420)		-
Contributed capital – forgiveness of related party debt and accrued interest expense, June, 2009					139,295		139,295
Stock-based compensation – options					4,126		4,126
Forgiveness of accrued preferred dividends					24,582		24,582
Net loss	-	-	-	-	-	(282,819)	(282,819)
Balance. December 31, 2009	-	$ -	20,000,000	$ 2,000	$2,544,625	$(3,601,431)	$(1,054,806)

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2009	2008 (Restated)
Cash Flows from Operating Activities:
Net loss	$ (282,819)	$ (1,096,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	31,141
Amortization of intangibles	8,333	3,889
Bad debt expense	4,628	-
Stock-based compensation and expenses	4,126	21,452
Common stock issued for loan fees	-	11,255
Deferred financing costs	84,922	206,788
(Gain) on forgiveness of line of credit payable and accounts payable	(19,613)	-
(Gain) loss on sale of marketable securities	(86,049)	76,434
(Gain) on sale of trademarks	-	(7,405)
(Gain) loss on sale of property and equipment from discontinued operations held for sale	(65,464)	6,356
Impairment of fixed assets held for sale	7,061	82,730
	(62,056)	432,640
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	23,446	144,836
Inventories	63,110	88,376
Prepaid expenses	7,976	(2,607)
Marketable securities	160,001	(150,386)
Increase (decrease) in:
Checks written in excess of funds available	(2,688)	(39,927)
Accounts payable	17,789	141,833
Accrued expenses	26,367	84,405
	296,001	266,530
Net cash from (used in) operating activities	43,873	(397,495)

Cash Flows from (used in) Investing Activities:
Proceeds from sale of fixed assets, net of disposition costs	210,993	-
Net (investment in) proceeds from intangibles and other assets	(5,585)	22,767
Net cash from (used in) investing activities	205,408	22,767

Cash Flows from Financing Activities:
Debt issuance costs - net	-	(2,456)
Proceeds from refundable stock subscription	5,000	-
Repayment of lines of credit payable	(1,941)	(47)
Borrowings from advances – related parties	195,521	138,481
Repayment of advances – related parties	(153,005)	(143,800)
Borrowings from notes payable – related parties	48,000	393,000
Repayment of notes payable – related parties	(228,522)	-
Borrowings from notes payable - unaffiliated	-	50,000
Repayment of notes payable - unaffiliated	(42,645)	(43,934)
Net cash from (used in) financing activities	(177,592)	391,244

Increase (decrease) in cash and cash equivalents	(21,058)	16,517
Cash and cash equivalents, beginning of period	21,201	4,684
Cash and cash equivalents, end of period	$ 143	$ 21,201

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION AND SUBSIDIARES

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

FOR THE YEARS ENDED DECEMBER 31,

	2009	2008 (Restated)
Supplemental schedule of cash flow information:
Cash paid for interest	$ 32,117	$ 118,373
Cash paid for income tax	$ -	$ -

Supplemental disclosures of non-cash investing and financing activities:
Accrued and unpaid preferred stock dividends	$ 3,582	$ 14,326
Common stock issued for demand notes – related parties	$ 383,819	$ -
Common stock issued for accounts payable	$ 100,000	$ 6,367
Common stock issued for loan fees – related parties	$ -	$ 11,255
Common stock issued for preferred shares	$ 225,000	$ -
Common stock issued for deferred financing fees	$ -	$ 196,400
Forgiveness of demand notes – related parties	$ 85,250	$ 170,000
Forgiveness of accrued expenses – related parties	$ 54,045	$ 21,800
Forgiveness of preferred stock dividends – related parties	$ 24,582	$ -

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Nature of Business and Significant Accounting Policies:

This summary of significant accounting policies is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America (“GAAP”) and have been consistently applied in preparation of the consolidated financial statements. The Company has selected December 31 as its year end.

Description of Business – Athena Silver Corporation (f/k/a Golden West Brewing Company, Inc.), a Delaware Corporation, and its wholly-owned California subsidiary Golden West Brewing Company (“GWB-CA”) were formed in 2003 for the purpose of acquiring Butte Creek Brewing Company, LLC (“Butte Creek”).  The acquisition of Butte Creek was completed on August 31, 2005.  In 2008, Golden West Brewing Company, Inc. formed a wholly-owned Washington subsidiary, Golden West Brewing, Inc. (“GWB-WA”) which made investments in marketable securities. In January 2009, GWB-CA formed a Delaware subsidiary, Butte Creek Brands, LLC (“BCB”) to which all craft beer brands were assigned and which has entered into a three year contract brewing agreement with unrelated brewery located in California in January 2009.

On December 14, 2009, Golden West Brewing Company, Inc. filed a Certificate of Amendment to (the “Amendment”) with the Delaware Secretary of State with the following changes to the Company’s Certificate of Incorporation:

1. Amending Article I of its Amended and Restated Certificate of Incorporation to change of name of the Company to “Athena Silver Corporation” (“Athena”); and

2. Amending Article IV of its Amended and Restated Certificate of Incorporation to increase authorized capital stock to 100,000,000 shares of common stock having a par value of $0.0001 per share and 5,000,000 shares of preferred stock having a par value of $0.0001 per share.

Also on December 14, 2009, the Company filed a Certificate of Incorporation with the Delaware Secretary of State forming a new wholly-owned subsidiary under the name “Athena Minerals, Inc.” (“Athena Minerals”).  Athena, together with its wholly-owned subsidiaries GWB-CA, GWB-WA, Athena Minerals and BCB are hereinafter referred to as the “Company” on a consolidated basis.

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2009 and December 31, 2008, and the results of operations, changes in stockholders’ deficit and cash flows for the years December 31, 2009 and 2008.

All inter-company account balances and transactions have been eliminated in consolidation.

In January 2009, the Company discontinued brewing operations at the Company’s Chico, California brewery.  In February 2009, the Company entered into a three  year contract brewing agreement with an unrelated brewery located in California and outsourced the brewing and bottling of all of its beers in 2009.  As a result of the decision to close the Company’s brewing facility, the Company recorded an impairment charge of $7,061 in 2009 and $82,730 in 2008 which is included in expenses from discontinued operations in the Company’s consolidated statements of operations.

Cash and Cash Equivalents - The Company considers cash and cash equivalents to consist of cash on hand and demand deposits in banks with a maturity of 180 days or less.

Accounts Receivable - Accounts receivable are reported at estimated net realizable value.  The Company has established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends and other information.   Delinquent accounts are written-off when it is determined that the amounts are uncollectible.

Inventory - Inventory is stated at the lower-of-average cost or market computed on a first-in first-out basis.  Inventory values consist of the following classifications as of December 31, 2009 and 2008:

Inventory Class	2009	2008
Finished product	$ 46,385	$ 34,550
Manufacturing materials	-	63,925
Goods in process	-	11,020
Total	$ 46,385	$ 109,495

Marketable Securities – Marketable equity securities are classified as trading securities and recorded at fair market value as of the consolidated balance sheet date.    Any change in value or realized gain (loss) on marketable securities is included as gain (loss) on marketable equity securities in the other income section of the consolidated statements of operations.

Fair value measurements and disclosures establish a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•

Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•

Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

        A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s assets and liabilities measured at fair value on an recurring basis consisted of marketable equity securities of $0 and $73,952 at December 31, 2009 and 2008, respectively, and were valued using quoted prices in active markets for identical assets (Level 1) during the years ended December 31, 2009 and 2008..

Fixed Assets – Fixed assets are valued at historical cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over useful lives ranging from five to 15 years.  In May 2009, the

Company entered into an agreement to sell the majority of its brewing equipment for $170,000 cash and completed the transaction in June 2009.  The Company’s property and equipment from discontinued operations held for sale was fairly valued at $0 and $152,590 as of December 31, 2009 and 2008, respectively.  Depreciation expense for 2009 and 2008 was $0 and $31,141, respectively, and is included in expenses from discontinued operations in the consolidated statements of operations.

Income Recognition - The Company recognizes revenues at the point of sale when title to the product passes to the buyer.

Accounting Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company's consolidated financial statements are based upon a number of significant estimates including the allowance for doubtful accounts, inventory valuation, depreciation, amortization, impairment of assets, stock-based compensation and the carrying value of the Company’s marketable securities.   Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the estimates for these items could be further revised in the near term and such revisions could be material.

Financial Instruments - The Company discloses fair value information about financial instruments when it is practicable to estimate that value. The carrying value of the Company's cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, lines of credit, advances, and notes payable approximate their estimated fair values due to their short-term maturities.

Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. At December 31, 2009 and 2008, the Company had no amounts of cash or cash equivalents in financial institutions in excess of amounts insured by agencies of the U.S. Government. Sales are distributed widely over the Company’s customer base with only two large customers comprising a significant portion of sales.  For the year ending December 31, 2009, Mountain People’s Wine and Saccani Distributing were responsible for 15.6% and 15.3% of sales, respectively.  For the year ending December 31, 2008, Bison Brewing, Mountain People’s Warehouse and Craft Brewer’s Distributing were responsible for 18.9%, 9.1% and 5.6% respectively.

Valuation of Long-Lived Assets - The Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of a long-lived asset is considered impaired when the projected undiscounted future cash flows are less than its carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily using projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Income Taxes - The Company recognizes deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Intangibles - Intangibles consists of trade names and trademarks. Intangibles other than goodwill are amortized using the straight-line method over the estimated useful life of the intangibles. The $25,000 of acquired intangible assets relate to trade names and trademarks had an expected remaining useful life of approximately five years at the time of their purchase in August 2005.  For the year ended December 31, 2009, the amortization expense was $5,000 plus the remaining balance of $3,333 was expensed as of December 31, 2009 as recovery of any value is unlikely. For the year ended December 31, 2008, amortization expense was $3,889.

As of December 31, 2009, the Company has capitalized $8,785 in costs associated with the development of the Company’s indefinite-lived registered trademark portfolio and domain names and as a result, these costs are not being amortized.

 Recent Accounting Pronouncements - There were various accounting standards and interpretations issued or that became effective during 2009 and 2008, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

Per Share Information - Per share information is computed by dividing net income or loss by the weighted average number of shares outstanding during the period and do not include 125,000 stock options outstanding with an exercise price of $0.50 as the effect of including these securities would be anti-dilutive.

Risks and Uncertainties - The Company is subject to substantial business risks and uncertainties inherent in starting a new business. There is no assurance that the Company will be able to generate sufficient revenues or obtain sufficient funds necessary for launching a new business venture.

Basis of Presentation - Going Concern - GAAP contemplates the continuation of the Company as a going concern. However, the Company has sustained losses from operations, and has a net working capital deficit of $1,075,835 and $1,681,516 at December 31, 2009 and 2008, respectively, and is in default on significant commitments, which raises substantial doubt about the Company's ability to continue as a going concern.

In view of these matters, realization of certain of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

2.  Restatement of Consolidated Financial Statements

On December 31, 2008, John C. Power, the Company’s CEO and significant shareholder, forgave $191,800 of debt and accrued interest.  The Company originally recorded this amount as a gain on debt forgiveness in its consolidated statements of operations. Forgiveness of debt and accrued interest by a related party should be accounted for as a contribution of capital and accordingly, the Company has restated its 2008 consolidated financial statements to reflect this $191,800 increase in net loss and $191,800 increase in additional paid-in capital, summarized as follows:

Consolidated Statement of Operations Effects of Restatement

Consolidated Statement of Operations for the Year Ended December 31, 2008

	Originally Reported	Restatement	Reclassifications	Restated Amount
			(a)
Revenues	$ 811,567	$ -	$ -	$ 811,567
Cost of sales	717,843	-	-	717,843
Gross profit	53,319	-	-	53,319
Expenses applicable to continuing operations	675,047	191,800	19,183	886,030
Loss from continuing operations	(621,728)	(191,800)	(19,183)	(832,711)
Loss from discontinued operations	(263,953)	-	-	(263,953)
Net loss	$ (904,864)	$ (191,800)	-	$ (1,096,664)
Preferred dividends	14,326	-	-	14,326
Net loss attributable to common shareholders	$ (919,190)	$ (191,800)	-	$ (1,110,990)
Basic and diluted net loss per share	$ (.27)	$ (.06)	-	$ (.33)
Net loss attributable to continuing operations	$ (640,911)	$ (191,800)	-	$ (832,711)
Basic and diluted net loss per share	$ (.19)	$ (.06)	-	$ (.25)
Net loss attributable to discontinued operations	$ (263,953)	$ -	-	$ (263,953)
Basic and diluted net loss per share	$ (.08)	$ -	$ -	$ (.08)
Basic and diluted weighted average shares outstanding	3,371,816	-	-	3,371,816

(a) Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation. Such reclassifications had no effect on the Company’s  net loss.

Consolidated Balance Sheet Effects of Restatement

Consolidated Balance Sheet as of December 31, 2008

	Originally Reported	Restatement	Reclassifications	Restated Amount

Total Assets	$ 514,091	$ -	$ -	$ 514,091

Total Liabilities	1,934,318	-	-
Stockholders’ Equity:		-	-	1,934,318
Preferred stock	30	-	-
Common stock	340	-	-	30
Additional paid-in capital	1,706,215	191,800	-	340
Accumulated (deficit)	(3,126,812)	(191,800)	-	1,898,015
Total Liabilities and Stockholders’ Deficit	$ 514,091	$ -	$ -	$ 514,091

Consolidated Statement of Cash Flows Effects of Restatement

Consolidated Statement of Cash Flows for the Year Ended December 31, 2008

	Originally Reported	Restatement	Reclassifications	Restated Amount
Cash Flows from Operating Activities:			(a)
Net loss	$ (904,864)	$ (191,800)	$ -	$ (1,096,664)
Net cash (used in) operating activities	(222,916)	(191,800)	17,222	(397,494)
Net cash from (used in) investing activities	9,365	-	13,402	22,767
Net cash from financing activities	230,068	191,800	(30,624)	391,244
Increase (Decrease) in Cash and Cash Equivalents	16,517	-	-	16,517
Cash and Cash Equivalents, beginning of period	4,864	-	-	4,684
Cash and Cash Equivalents, end of period	$ 21,201	$ -	$ -	$ 21,201

(a) Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the current period presentation. Such reclassifications had no effect on the Company’s  net loss.

3.  Marketable Securities

In 2008, the Company formed GWB-WA, which purchased marketable securities in 2008 and 2009.   Marketable securities were classified as trading securities and were valued at $0 and $73,952 as of December 31, 2009 and 2008, respectively.    All marketable securities have been sold as of December 31, 2009.  Security transactions, including changes in market values, have resulted in net gains (losses) of $86,049 and ($76,434) during the year ending December 31, 2009 and 2008, respectively, and are included in gain (loss) on marketable securities in the consolidated statements of operations.

4. Lines of Credit, Notes Payable and Advances:

Lines of credit, advances and notes payable at December 31, 2009 are summarized as follows:

	Current Portion	Long-Term Portion	Accrued Interest	Interest Rate	Maturity Date	Collateralized
Lines of Credit
Wells Fargo	$ 23,421	-	-	14%	Demand	No
TOTAL	$ 23,421	$ -	$ -

Advances – Related Parties
John C. Power	$ 46,995	-	-	-	Demand	No
Power Curve, Inc.	2,050	-	-	-	Demand	No
Other	896	-	-	-	Demand	No
TOTAL	$ 49,941	$ -	$ -

Notes Payable - Unaffiliated
B. Detweiller	8,136	-	5,620	8%	Demand	No
BRK Holdings, LLC	17,950	-	4,396	12.2%	Nov., 2008	No
	$ 26,086	$ -	$ 10,016

Notes Payable – Related Parties
Power Curve, Inc. #1	$ 2,000	-	$ 8,010	9%	Sep., 2008	Yes
Power Curve, Inc. #2	90,000	-	20,250	9%	Dec., 2008	Yes
Power Curve, Inc. #3	100,000	-	24,000	8%	Dec., 2008	Yes
John C. Power #1	156,282	-	27,002	9%	Dec., 2008	Yes
John C. Power – BCB	10,000	-	400	8%	Demand	No
John Gibbs	30,000	-	1,318	6%	Dec., 2009	Yes
Cliff Neuman –BCB	19,000	-	1,658	15%	Demand	Yes
Sea Ranch Lodge & Village	52,181	-	2,851	12%	Demand	No
TOTAL	$ 459,463	$ -	$ 85,489

The Company has pledged substantially all of its assets to secure some of its notes and obligations and some of the notes have the same collateralization. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

Lines of Credit:

As part of the purchase of Butte Creek on August 31, 2005, the Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14% as of December 31, 2009. The card is uncollateralized and is guaranteed by Tom Atmore, Butte Creek’s Managing Member and the Company’s former general manager. The outstanding balance as of December 31, 2009 and 2008 was $23,421 and $23,852, respectively.

As part of the purchase of Butte Creek on August 31, 2005, the Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 28%. The debt on the credit card was uncollateralized but guaranteed by Tom Atmore. In 2009, the lender agreed to a cash payment of $2,000 as payment in full and forgave the remaining balance of $7,193 and this amount is included in debt forgiveness in our consolidated statements of operations. The outstanding balance as of December 31, 2009 and 2008 was $0 and $8,703, respectively.

Advances – Related Parties:

During the 2009 and 2008, John C. Power ( the Company’s CEO and a director) and affiliates of Mr. Power made short-term advances to the Company.  As of December 31, 2009 and 2008 the balances of these advances were $49,941 and $7,425, respectively.  The advances bear no interest, are uncollateralized and are due on demand.

Notes Payable:

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John C. Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power, a Company director); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The proceeds were used to pay off Butte Creek's loans to Tri County Economic Development Corporation,  and purchase additional equipment and provide working capital. The Power Curve note accrues interest at 9% per annum, is collateralized by a security interest covering all of the Company’s tangible and intangible assets and was due in full in September 2008.  As of December 31, 2009 and 2008, the principal balances of the Power Curve, Inc. note was $2,000 and $50,000, respectively, and was included in notes payable – affiliates on the consolidated balance sheet. Accrued interest applicable to this note of $8,010 and $6,750 was included in accrued liabilities on the consolidated balance sheet at December 31, 2009 and 2008, respectively.  The other notes bore interest at 9% per annum, were due in 2008 and were also collateralized by a security interest covering all of the Company’s tangible and intangible assets. At December 31, 2008 the principal amount outstanding and accrued interest payable applicable to these two notes was $61,054 and $7,941, respectively. All principal and accrued interest applicable to these two notes were repaid from the proceeds of equipment sales during 2009.

On August 31, 2005, as part of the acquisition of Butte Creek, the Company assumed a liability for past due rent of $17,950.  In 2007 the past due rent was converted to an uncollateralized demand note bearing interest at 12% per annum from the landlord due in November, 2008.  As of December 31, 2009 and 2008 the note had an outstanding balance of $17,950 included in notes payable – unaffliated and accrued interest payable of $4,396 and $2,198, included in accrued expenses, respectively.

On August 31, 2005, as part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  This note bears interest at 9% per annum, is uncollateralized and due upon demand. As of December 31, 2009 and 2008, the note had an outstanding balance of $8,136 included in notes payable – unaffiliated and accrued interest payable of $5,620 and $4,969, included in accrued expenses, respectively.

During the year ended December 31, 2007, John C. Power and Power Curve, Inc. made additional advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John C. Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bore interest at 8% and matured on December 31, 2008 and were collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On December 31, 2008, John C. Power forgave the $115,000 debt, plus $16,100 in accrued interest, and Power Curve forgave $55,000 of its debt, plus the $5,700 in accrued interest and this total $191,800 of forgiven debt was accounted for as a contribution of capital by related parties and is included in additional paid-in capital at December 31, 2008.  As of December 31, 2009, these notes had current maturities of $0 and $100,000, respectively, and had accrued interest of $0 and $24,000, respectively. As of December 31, 2008, these notes had current maturities of $0 and $100,000, respectively, and accrued interest payable, included in accrued expenses, of $0 and $16,000, respectively.

On December 30, 2005, John C. Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and matured December 31, 2008 and are collateralized by a security interest covering all of the Company’s tangible and intangible assets but are junior to all prior perfected liens against those assets.  As of December 31, 2009, these notes had current maturities of $156,282 and $90,000, respectively, and had accrued interest of $27,002 and $20,250, respectively.

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by five individual lenders, all affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminated on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrued interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance was convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represented financing fees for each advance under the Credit Agreement, and were valued using the Black Scholes pricing model at the time the advance was made.  Expected volatility was based on historical trading activity of the Company’s common stock, and was calculated at rates ranging from 83% to 114% for advances made in 2008 and 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 1.9% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Agreement which terminated on December 31, 2008.  The total value of the beneficial conversion feature applicable to advances under the Credit Agreement during 2008 and 2007 representing deferred financing fees was $105,660 and $95,270, respectively, which was credited to additional paid-in capital and charged to deferred financing costs in the consolidated balance sheet. Amortization of deferred financing costs applicable to these loans was $0 and $105,660 and included in loan fees and deferred financing costs in the consolidated statements of operations during the years ended December 31, 2009 and 2008, respectively.

On June 15, 2009, the Company entered into an Agreement to Convert the Debt under the Credit Agreement with the investors, pursuant to which the investors agreed to accept, and the Company agreed to issue, 6,860,000 shares of the Company’s common stock in satisfaction of $343,000 in principal amount owed under a Credit Agreement.  Accrued and unpaid interest of $31,074, as of June 15, 2009 was waived and forgiven and accounted for as a capital contribution to additional paid-in capital from related parties. On June 15, 2009, the Company’s common shares were valued at $0.04 per share and the Company recorded forgiveness of debt in the amount of $68,600 which was accounted for as a capital contribution to additional paid-in capital from related parties.

The Company also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.   The Credit Agreement is collateralized by a senior lien and security interest in the Company’s tangible and intangible assets. The Company recorded $0 and $11,255 in non-cash loan fees, included in loan fees and deferred financing costs in the consolidated statements of operations, applicable to the issuance of 0 and 24,300 shares of its common stock in connection with the Credit Agreement during the years ended December 31, 2009 and December 31, 2008, respectively.

On January 15, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture was $30,000 and was not collateralized and was repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share which was below the $0.70 per share market price of the stock on the day of issuance.  The fair value of the beneficial conversion feature representing financing fees were valued using the Black Scholes pricing model at the time the debenture was issued.  The Company used an expected volatility of 100% and based on historical trading activity of the Company’s common stock. The Company used a risk free interest rate of 3%

obtained from published US Treasury data for constant maturity treasury bills of a similar duration.  The expected life of the conversion feature was determined to be the life of the debenture which matured on December 31, 2008.  The total value of the beneficial conversion feature representing deferred financing fees was $15,110 and was credited to additional paid-in capital and charged to deferred financing costs in the consolidated balance sheet. During 2009, $15,110 of amortization of deferred financing costs was recognized and included in loan fees and deferred financing costs in the consolidated statements of operations.

On June 15, 2009, the Company entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, the Company’s legal counsel, pursuant to which Clifford L. Neuman, PC agreed to accept, and the Company agreed to issue, 2,500,000 shares of common stock in satisfaction of $70,000 in accrued and unpaid fees for services rendered in the capacity of legal counsel and $30,000 under the convertible debenture.  All accrued and unpaid interest under the debenture was waived.  The Company’s common shares were valued at $0.04 per share at the time of conversion and as a result, no gain or loss was incurred on this transaction.

In March, 2008, the Company borrowed the principal sum of $50,000 from an unaffiliated lender, the proceeds of which were used for working capital.  The note was repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note was collateralized by a Uniform Commercial Code (“UCC”) security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan was guaranteed by John C. Power.  As of December 31, 2009 and 2008, the balance of this note, included in notes payable - unaffiliated, was $0 and $10,000, respectively. Accrued interest payable, included in accrued expenses, was $0 and $1,422 at December 31, 2009 and 2008, respectively.

During the years ended December 31, 2007 and 2008, an affiliate of John C. Power made short-term advances to the Company that remained unpaid as of December 31, 2009 and 2008 in the amounts of $52,181 and $100,000, respectively.   Partial payment was made on these advances on June 15, 2009 through the issuance of the Company’s common stock in exchange for principal of $42,819. These advances bear interest at 12% per annum, are uncollateralized, are due upon demand and had total accrued interest payable, included in accrued expenses, of $2,851 and $18,000 as of December 31, 2009 and 2008, respectively. During 2009, $21,000 of accrued interest was waived and forgiven and this amount was accounted for as a capital contribution by a related party to additional paid-in capital.

On December 17, 2008, GWB-WA issued a note in the principal amount of $200,000 to John Gibbs, a significant shareholder, for cash advances made by the affiliate during 2008. The note accrues interest at the rate of 6% per annum and was due and payable, in full, on December 31, 2009.  The note is collateralized by the marketable securities held by GWB-WA and 100% of the Company’s common stock of GWB-WA.

The note is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was above  the market price the Company’s common stock of $0.09 per share on the date of issuance. The fair value of the beneficial conversion feature representing financing fees was valued using the Black Scholes pricing model at the time the note was issued.  The Company used an expected volatility of 118% based on historical trading activity of the Company’s common stock. The Company used a risk free interest rate of 0.5% obtained from published US Treasury data for constant maturity treasury bills of a similar duration.  The expected life of the conversion feature was estimated to be one year and the total estimated value of the beneficial conversion feature representing deferred financing fees was $75,630 and was credited to additional paid-in capital and charged to deferred financing costs in the consolidated balance sheet. During 2009 and 2008, $69,812 and $5,818 of amortization of deferred financing costs were recognized and included in loan fees and deferred financing costs in the consolidated statements of operations.

In January, 2009, the balance owed under this note was reduced by a cash payment of $16,750.    On June 15, 2009, the Company entered into an Agreement to Convert part of this debt with the holder, pursuant to which the holder agreed to accept, and the Company agreed to issue, 1,665,000 shares of the Company’s common stock in satisfaction of $83,250 in principal amount owed.  The common stock was valued at $0.04 per share and the Company recorded forgiveness of debt in the amount of $16,650.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.    In addition, the Agreement to Convert specified that GWB-WA repay the remaining $100,000 in principal in full by June 30, 2009.     The unpaid principal applicable to this note, included as a component of notes payable – related parties, was $30,000 and $200,000, respectively at December 31, 2009 and 2008. The amount of accrued interest payable, included in accrued expenses was $ $1,318 and $1,574 at December 31, 2009 and 2008, respectively. The $16,650 of forgiven debt and $1,972 of forgiven interest payable was accounted for as capital contributions from a related party and are included in additional paid-in capital in the consolidated balance sheets.

 On April 28, 2009, BCB entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman, Company’s general counsel, and John C. Power, the principal amount of $24,000.  The Notes were due and payable July 31, 2009 and have been restructured as demand notes.  Each Note is secured by a Security Agreement covering GWB-CA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman bears interest at the rate of 15% per annum and is further secured by a personal guaranty of John C. Power.  As of December 31, 2009, the balances on these Notes were $19,000 to Neuman plus accrued interest of $1,658 and $10,000 to John C. Power plus accrued interest of $400.

5.      Related Party Transactions

All related party transactions are in the form of notes and advances payable.  See Note 4.

6.     Operating Leases

Effective July 1, 2005, the Company entered into a five year lease for office and warehouse space in Chico, California for Butte Creek. The lease provided for initial monthly rent of $3,150, which increased to $3,726 in July 2006 and was subject to annual increases every year starting in July 2007 based on the Consumer Price Index.

On February 9, 2009, BRK Holdings, LLC, the Company’s landlord, filed suit against the Company for four months of delinquent rent of $14,904 and legal fees of $800.  The Company negotiated a settlement that allowed continued possession of the premises by paying rent on a month-to-month basis.  The Company paid rent from March - July 2009 and vacated the premises in August 2009.   The Company is still liable for the unpaid rent amount of $14,904 and legal fees of $800. Rent expense was $22,698 and $45,457 during the years ended December 31, 2009 and 2008, respectively.

7.     Commitments & Contingencies

Delinquent Taxes:

At December 31, 2009 and 2008, the Company had outstanding payroll tax liabilities of $50,645 and $36,963, respectively, included in accrued expenses.  At December 31, 2009 and 2008, $35,428 and $34,137 of these taxes is related to the payroll tax liability assumed as part of the purchase of Butte

Creek on August 31, 2005. These amounts are shown as payroll taxes in the schedule below and are included in accrued expenses on the consolidated balance sheets.

Also assumed in the Butte Creek purchase was a franchise tax liability of $6,600 due to the California Franchise Tax Board. This amount was outstanding at December 31, 2009 and 2008 and is included in accrued expenses.

California Redemption Value (“CRV”) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. At December 31, 2009 and 2008, the Company owed $25,568 and 24,691, respectively, and these amounts are included in accrued expenses.

The United States Alcohol and Tobacco Tax and Trade Bureau (“TTB”), and various state agencies collect excise taxes often referred to as “alcohol taxes” with the amount based on the volume of beer sold. At December 31, 2009 and 2008, the Company had alcohol related taxes payable to federal and state taxing authorities of $0 and $8,977, respectively.

The Company also has delinquent Butte County tangible property taxes included in accrued expenses of $4,064 and $3,558 at December 31, 2009 and, respectively.

The detail of taxes payable is as follows:

December 31, 2009
Tax Agency	Due	Delinquent
Internal Revenue Service	$ 47,127	$ 47,127	PAYROLL TAXES
CA Employment Development Department	$ 3,518	$ 3,518	PAYROLL TAXES
CA Department of Conservation	$ 25,568	$ 25,568	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 4,064	$ 4,064	PROPERTY TAXES

The continuation of regulatory compliance is material to the Company's ability to continue as a going concern.  The Company has entered into monthly payment plans with all of the aforementioned agencies. Continued operations could be severely impaired should the Company default on its payment plans with the IRS or any other governmental agency seeking to collect any of the delinquent payables before the Company is able to pay them.

The Company is involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

8.     Common and Preferred Stock:

Preferred Stock:

On  September 4, 2007, Shana Capital Ltd. (“Shana Capital”) and Webquest, Inc. (“Webquest”), significant investors, each executed and delivered an Agreement to Convert Debt pursuant to which each agreed to convert their Advances owed to them by the Company that had been acquired from John C. Power in the amount of $225,000 into 300,000 shares of Series A Convertible Preferred Stock of the Company (the “Series A Preferred Stock”), at a conversion price of $0.75 per share.

On  June 15, 2009, the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.05 per share.  Both Shana Capital and Webquest agreed to convert their Series A Preferred Stock into an aggregate of 4,500,000 shares of the Company’s common stock at the revised conversion price. The market value of the 4,200,000 additional common shares was $168,000 and this amount (less $420 par value) was recorded as additional paid in capital. The $168,000 loss associated with issuing the additional 4,200,000 common shares with a market value of $0.04 per share was charged to additional paid in capital, resulting in a $420 net decrease to additional paid in capital.

Shana Capital and Webquest agreed to forgive a total of $24,582 of accrued preferred dividends payable and this amount was accounted for as capital contributions from related parties to additional paid-in capital.

Common Stock:

In December 2007, the Company entered into a Credit Agreement with five individuals providing for a revolving line of credit in the maximum principal amount of $350,000.  The Company agreed to pay a financing fee in the form of 100 shares of common stock for every $1,000 in advances made under the Credit Agreement.  A total of 19,300 shares were issued in 2008 under this agreement.   During 2008 and 2007, the Company borrowed $343,000 under the Credit Agreement and issued an aggregate of 34,300 shares of common stock as a financing fee. There were no borrowings under the Credit agreement in 2009.

On June 15, 2009, the Company entered into an Agreement to Convert Debt under the Credit Agreement with the investors, pursuant to which the investors agreed to accept, and the Company agreed to issue, 6,860,000 shares of the Company’s common stock in satisfaction of $343,000 in principal amount owed under a Credit Agreement.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The shares were valued at $0.04 per share and the Company recorded forgiveness of debt in the amount of $68,600.  This investor group included five related parties and associated entities.

Effective December 2007, the Company issued a convertible debenture in the principal amount of $30,000 evidencing a portion of its outstanding account payable in favor of its legal counsel.  The debenture was convertible at the option of the holder into shares of common stock at a conversion price equal to $0.60 per share. On June 15, 2009, the Company entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, the Company’s legal counsel and significant investor, pursuant to which Clifford L. Neuman, PC agreed to accept, and the Company agreed to issue, 2,500,000 shares of the Company’s common stock in satisfaction of $70,000 in accrued and unpaid fees for services rendered in the capacity of legal counsel and $30,000 under the convertible debenture.  All accrued and unpaid interest under the debenture was waived.  The shares were valued at $0.04 per share.

In March 2008,  the Company issued an aggregate of 5,000 shares of the Company’s common stock to one investor as a financing fee for a loan to the Company in the principal amount of $50,000.  The shares were valued at $0.50 for an aggregate of $2,500.

In September 2008, the Company issued an aggregate of 21,225 shares of its common stock to three unrelated individuals at $0.30 per share as settlement of an unpaid trade payable.

In 2008, the Company granted and issued an aggregate of 24,000 shares of its common stock:  12,000 to its then President, Mark Simpson; and, 12,000 shares to its Chief Financial Officer of a wholly-owned subsidiary.  The shares were issued for services for the 12 month period ended December 31, 2008 and recorded as $8,100 of stock-based compensation expense which is included in management compensation expense in the consolidated statements of operations.

On June 15, 2009, the Company entered into an Agreement to Convert Debt with an entity controlled by John C. Power, pursuant to which the entity agreed to accept, and the Company agreed to issue, 1,070,475 shares of the Company’s in satisfaction of $42,819 in principal debt and forgiveness of accrued but unpaid interest owed by the Company to the entity through June 15, 2009.   The shares were valued at $0.04 per share.

On June 15, 2009, the Company entered into an Agreement to Convert Debt with a related party investor, pursuant to which the investor agreed to accept, and the Company agreed to issue, 1,665,000 shares of the Company’s common stock in satisfaction of $83,250 in principal amount owed by the Company’s wholly-owned Washington subsidiary. The shares were valued at $0.04 per share which resulted in an increase to additional paid-in capital in the amount of $16,650.

The Company had previously issued an aggregate of 300,000 shares of Series A Convertible Preferred Stock to two non-affiliated investors and, effective June 15, 2009 the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.05 per share.  Both of the investors agreed to convert their Series A Preferred Convertible Stock into an aggregate of 4,500,000 shares of the Company’s common stock at the revised conversion price.

9.     Income Taxes

As of December 31, 2009 and 2008, the Company has an estimated net operating loss carry forward of approximately $3,664,657 and $3,381,838, respectively, to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through 2025, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset. During the year ended December 31, 2009, the Company recorded $106,057 increase to its deferred income tax valuation allowance.

Significant components of the Company's net deferred income tax asset are as follows:

	As of December 31, 2009	As of December 31, 2008 (Restated)
Net operating gain (losses) carry forward	$ (3,664,657)	$ (3,381,838)
Effective tax rate	37.5%	37.5%
Deferred income tax asset	1,374,246	1,268,189
Deferred income tax valuation allowance	(1,374,246)	(1,268,189)
Net deferred income tax asset	$ -	$ -

The reconciliation of income tax (benefit) computed at the U. S. Federal statutory rate to income tax expense (benefit) for all periods presented is as follows:

	2009	2008
Tax (benefit) at Federal statutory rate	(34)%	(34)%
State tax (benefit) net of Federal benefit	(3.5)%	(3.5)%
Valuation allowance	37.5%	37.5%
Tax provision (benefit)	-	-

10.       Equity Incentive Plan:

On December 10, 2004, the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”) for officers, directors and other employees, plus outside consultants and advisors.  That in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The Company’s outstanding options are all fully-vested, subject to the holder continuing to serve in their positions with the Company or in some other capacity as shall be approved by the Company and the holder, on each vesting date.  All outstanding stock options became fully vested in July, 2009 and the stock-based compensation expense for the years ended December 31, 2009 and 2008 was $4,126 and $13,952, respectively.

The options were granted to five persons who served as directors, employees or consultants to the Company.  Presently only one of the five original recipients is still with the Company.  The one remaining option holder still with the Company has 50,000 options that are now fully-vested.   All of the other options have expired except for 75,000 options that were vested to a former employee as part of his separation agreement with the Company.  The options held by the former employee will expire on August 8, 2011. The shares issuable upon exercise of the options will be “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.

Under the 2004 Plan, the Company’s employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or shares of stock. A maximum of 500,000 shares of the Company’s common stock are subject to the 2004 Plan.

The 2004 Plan may be administered by the Board or in the Board's sole discretion by the Compensation Committee of the Board or such other Committee as may be specified by the Board to perform the functions and duties of the Committee under the 2004 Plan. Subject to the provisions of the 2004 Plan, the Committee and the Board shall determine, from those eligible to be participants in the 2004 Plan, the persons to be granted stock options, stock appreciation rights and restricted stock, the amount of stock or rights to be optioned or granted to each such person, and the terms and conditions of any stock option, stock appreciation rights and restricted stock.

The following tables present summarized information about fixed price stock options at December 31, 2009:

Options outstanding at December 31, 2008		400,000
Granted		-
Exercised		-
Forfeitures		(275,000)
Options outstanding at December 31, 2009		125,000
Options exercisable at December 31, 2009		125,000

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable
$0.50	350,000	5 years	$0.50	125,000

The fair value of the options granted in fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected volatility	75%
Risk-free interest rate	4.85%
Dividend rate	0%
Expected life	6.4 years

11.       Subsequent Events:

A.

Between  January 29, 2010 and April 30, 2010, the Company completed the sale of an aggregate of 2,000,000 shares of common stock, $.0001 par value to three related parties and four non-affiliate investors, at a purchase price of $0.10 per share in consideration of $200,000 in cash.

B.

In December 2009, we formed Athena Minerals to take an assignment of a Sale and Purchase Agreement and Joint Escrow Instructions dated as of December 4, 2009 (the “Purchase Agreement”).  The Purchase Agreement granted Athena Minerals an option to purchase a 413.22 acre group of twenty (20) patented mining claims located in the Calico Mining District (the “Langtry Property”).  This property is located at the base of the Calico Mountains northeast of Barstow, in San Bernardino County, CA.

In March 2010, Athena Minerals entered into a new Mining Lease with Option to Purchase (the “Lease Option”) which superseded the Purchase Agreement and granted to Athena Minerals a twenty (20) year lease to develop and conduct mining operations on the Langtry Property, with an option to purchase the Property.

The Property is currently in the exploration stage. We have not yet begun permitting or development.

Provisions of the Langtry Option:

The following is a summary of the material provisions of the Langtry Option:

•

The Lease has a term of twenty (20) years expiring March 15, 2030.

•

The Lease requires annual lease rental payments payable in arrears of:

o

$60,000 for the year ended March 15, 2011

o

$70,000 for the year ended March 15, 2012

o

$80,000 for the year ended March 15, 2013

o

$90,000 for the year ended March 15, 2014

o

$100,000 for the year ended March 15, 2015

o

$100,000 per year (or the market price of 10,000 troy ounces of silver, whichever is higher) for each of the five years ending March 15, 2020

o

$150,000 per year (or the market price of 15,000 troy ounces of silver, whichever is higher) for each of the five years ending March 15, 2025

o

$200,000 per year (or the market price of 20,000 troy ounces of silver, whichever is higher) for each of the five years ending March 15, 2030.

•

The Lessor is entitled to a royalty of 3% of mineral production beginning in the sixth year.

•

The Lessor was paid $50,000 and issued 220,000 shares of the Company’s common stock, which shall be increased to represent one percent (1%) of the Company’s total issued and outstanding shares for five (5) years.

•

Athena Minerals has an option to purchase the Langtry Property at any time for a purchase price of the greater of $9.0 million or the market price of 450,000 troy ounces of silver.

During the term of the Lease, Athena Minerals has the exclusive right to develop and conduct mining operations on the Property.  All lease payments, exploration or development and permitting applications on this property will require new equity capital or loans.

The Langtry Property is also subject to a three percent (3%) net smelter royalty in favor of Mobil Exploration and Producing North America Inc. from the sale of concentrates, precipitates or metals produced from ores mined from the royalty acreage.    In addition, there shall be an additional 2% of  net smelter proceeds from silver sales above ten dollars ($10.00) per troy ounce.

C.

On April 5, 2010, the Company entered into a Memorandum of Understanding with Mendocino Brewing Company, Inc. to transfer all of the Company’s brands and intellectual property to Mendocino in exchange for a royalty payment ranging between $0.50 and $1.00 per case sold on future production from the Company’s brands and other intellectual property transferred to Mendocino.   The royalty will be capped at $150,000.  This agreement is intended to supersede the Company’s contract brewing arrangement with Mendocino and will not require the Company to provide any working capital or further investment in its brewing operations.  If the Company successfully completes this transaction, the Company intends to cease any new production and  cancel all of its small brewery licenses and registrations with the TTB and several states.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

ITEM 9A.	CONTROLS AND PROCEDURES

Background

As part of management's ongoing review of our accounting policies and internal control over financial reporting, on April 26, 2010, management identified a material weakness in the operating effectiveness of our internal control over financial reporting and determined that the consolidated financial statements included in our Annual Report included in our Form 10-K for the year ended December 31, 2008 would be restated.

In our Form 10-K for our year ended December 31, 2008, we disclosed that our disclosure controls and procedures were not effective, and that we had material weaknesses in our internal control over financial reporting in relation to:

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

Evaluation of Disclosure Controls and Procedures

We are responsible for  developing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC’s”) rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, we have determined that material weaknesses in internal control over financial reporting related to the operating effectiveness of internal control over financial reporting, and specifically in relation to our accounting for forgiveness of related party debt, existed as of December 31, 2009. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective to reasonably ensure that information required to be disclosed is included in the reports that we file with the SEC.

Management's Report on Internal Control over Financial Reporting

Our management, under the supervision of our CEO, is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of Company assets are made in accordance with management’s authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of the inherent limitations of internal control over financial reporting, misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our CEO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the CEO, has determined that we did not maintain effective internal control over financial reporting as of December 31, 2009. In connection with the preparation of our Annual Report on Form 10-K, we identified certain accounting errors that led us to conclude that our internal control over financial reporting was not operating effectively as of December 31, 2009.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment, management identified the following material weaknesses: (1) our controls over the accounting for non-recurring complex accounting transactions were not operating effectively to ensure that all such transactions were properly accounted for and disclosed in accordance with GAAP. This material weakness resulted in the restatement of the Company's consolidated financial statements for the year ended December 31, 2008 as contained in this annual report.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our past filings with the SEC, management identified material weaknesses in our internal control over financial reporting for the year ended December 31, 2008. In order to remediate these material weaknesses, in April 2010, management retained a financial consultant to design and implement and improve processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP.

Management believes we now have sufficient human resources that collectively possess a strong background, experience and expertise related to accounting, SEC reporting and other finance functions. However, due to the material weaknesses in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and as described in this Item 9A, and the fact that the significant scope and timing of these remediation steps did not permit observation over an appropriate period of time for us to adequately test their effectiveness, our disclosure controls and procedures were not effective as of December 31, 2009 to assure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the periods specified in the SEC's rules.

Notwithstanding the existence of these material weaknesses in internal control, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008 in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no significant changes in our internal control over financial reporting during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

       None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

       Our executive officers, key employees and directors and their respective ages and positions are set forth below:

Name	Age	Position

John C. Power(1)	47	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary and Director

Brian Power(1)	44	Director

________________________________

(1)   John C. Power and Brian Power are brothers.

John C. Power, age 47, has been a director of the Company since its inception in December 2003 and Chief Financial Officer since March 2005.  He has served as President from December 2005 to December 2007 and from January 2009 to the present and as Secretary since January, 2007.   Since March 2008, Mr. Power has also served as a director of Reserve Energy Corporation, a small private oil and gas exploration and production company.  From September 2008 to the present, Mr. Power has served as an officer and director of Hungry Hunter, Inc. a California based restaurant enterprise.  He was President (since September 1992) and Director (since September 1989) of Redwood MicroCap Fund, Inc., a registered closed-end investment company regulated under the Investment Company Act of 1940, until March 2005.  In addition, until March 2005, he served as Vice President of TriPower Resources, Inc., an oil and gas exploration company, (since December 1993), President and Director of Alta California Broadcasting, Inc. which operates local market radio stations, (since May 1994), President and Director of Four Rivers Broadcasting, Inc., also a radio broadcaster, (since May 1997), and Managing Member of Nova Redwood, LLC, which held undeveloped real property which has now been sold, (since November 1999). He is Co-Managing Member of Wyoming Resorts, LLC, which owns and operates an historic hotel in Thermopolis, Wyoming, (since June 1997), Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway Resorts, LLC, (from May 2002), Managing Member of Yellowstone Gateway Resorts, LLC, which owned and operated the Gallatin Gateway Inn, (from May 2002) and was co-Managing Member of Napa Canyon, LLC, which owns undeveloped real estate in Napa, California, (since September 2001).  On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee.  Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11.   He served as Director of Redwood Energy, Ltd. from 1994 to 2004, President and Director of Redwood Broadcasting, Inc. from December 1994 to June 1998, President and Director of Power Surge, Inc., which was involved in radio broadcasting from December 1996 to June 1998.  He also serves as President of Power Curve, Inc., a private investment company, (since 1986), Managing Member of Sea Ranch Lodge and Village, LLC, which owned and operated the Sea Ranch Lodge in Sonoma County, California, (since December 1997), Managing Member of Best of Sea Ranch, LLC, which owns a 50% interest in Sea Ranch Escapes which is involved in home rentals at the Sea Ranch (since December 2004) and co-Managing Member of Napa Partners, LLC, which is a real estate holding company (since November 1999).  He also served as Managing Member of Sea Ranch California, LLC from December 1997 to June 2004.  Mr. Power attended Occidental College and University of California at Davis.

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

Brian Power, age 44, was CEO, President and Director of the Company since its inception in December 2003.  He resigned as President and CEO in December 2005. He has been President and Director from February 1997 to the present of Lone Oak Vineyards, Inc., a California real estate investment company.  From October 1998 to present, he has been founder and managing member of Spirit of Adventure, LLC, formed to develop deep ocean exploration technologies and design and build high technology-based manned submersibles.  From February 2002 to present, he has been founder and managing member of West Indies Investments, LLC, a company that sponsors tourist excursions in Providenciales, Turks and Caicos Islands, and the British West Indies.  He has been Director of Snuba, Inc. from 1996 to present, a licensor of and manufacturer of patented dive apparatus.  From September 1996 to April 2002, he was a Director of Combined Penny Stock Fund, Inc., a registered closed-end investment management company regulated under the Investment Company Act of 1940; and from May 2000 to December 2001, served as managing member of Binghampton Meadows, LLC, a single purpose real estate development entity located in Solano County, California.  Mr. Power attended Solano Community College and the University of California at Davis.

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

2004 Equity Incentive Plan

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  Under the Equity Incentive Plan, our employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or shares of stock.  As required by Section 422 of the Internal Revenue Code of 1986, as amended, the aggregate fair market value of our common stock underlying incentive stock options granted to an employee exercisable for the first time in any calendar year may not exceed $100,000.  The foregoing limitation does not apply to non-qualified options.  The exercise price of an incentive option may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  The same limitation does not apply to non-qualified options.  An option is not transferable, except by will or the laws of descent and distribution.  If the employment of an optionee terminates for any reason, (other than for cause, or by reason of death, disability or retirement), the optionee may exercise his options within a 90-day period following such termination to the extent he was entitled to exercise such options at the date of termination.  A maximum of 500,000 shares of our common stock are subject to the Equity Incentive Plan.  As of the date of this Form 10-K, no options, stock appreciation rights or bonus stock have been granted under the Equity Incentive Plan during 2009. The purpose of the Equity Incentive Plan is to provide employees, including our officers and employee directors, and non-employee consultants and advisors, with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.

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

As of the date of this Report, we have granted options exercisable to purchase an aggregate of 400,000 shares under the Plan, of which options to purchase 275,000 shares have been forfeited.

Director Compensation

 Under our Equity Incentive Plan, each of our directors and officers is eligible to receive options to purchase shares of our common stock.  We granted Brian Power options to purchase 50,000 shares of common stock at an exercise price of $.50 per share. We plan to make annual grants to directors in the future, but the basis of such grants has not yet been established.

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

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders except for Mr. Gibbs who failed to file three reports covering three transactions in a timely fashion; Mr. Power who filed to file two reports covering two transactions in a timely fashion; and, Mr. Neuman who failed to file two reports in a timely fashion.  In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 11.        EXECUTIVE COMPENSATION

The following table and discussions summarize all plan and non-plan compensation earned by or paid to our chief executive officer for our last three completed fiscal years.  No executive officer received total annual salary and bonus of at least $100,000 during those periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John C. Power, CEO, President	2009	- 0 -	- 0 -	-	-	-	-	- 0 -	- 0 -
John C. Power, CEO	2008	- 0 -	- 0 -	-	-	-	-	-	- 0 -
Mark Simpson, Pres.	2008	(1)	-0-	12,000 (2)	-	-	-	-	12,000

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

 Effective February 21, 2007, our wholly-owned subsidiary entered into an Employment Agreement with Daniel Del Grande, the Manager of Bison Brewing, to serve as Chief Financial Officer of the subsidiary for the period beginning February 21, 2007 and ending the earlier of (i) February 20, 2009 or (ii) the termination of the Production Agreement with Bison Brewing Company, LLC.   The Production Agreement terminated by mutual consent on December 31, 2008.  The employment agreement was extended through  March 31, 2009.

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

The table shows the number of shares owned as of April 30, 2010 and the percentage of outstanding common stock owned as of April 30, 2010.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of outstanding common shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	7,012,000	(4)	31.56%

John C. Power Post Office Box 114 Sea Ranch, CA 95497	4,125,975	(5)	18.57%

Brian Power	150,000	(6)	0.67%

Clifford Neuman 1507 Pine Street Boulder, CO	2,865,500		12.90%

Webquest, Inc. 7750 N. Union Blvd. # 201 Colorado Springs, CO 80906	2,250,000		10.13%

Shana Capital, Ltd. 7750 N. Union Blvd. # 201 Colorado Springs, CO 80906	2,250,000		10.13%

All officers and directors as a group (two persons)	11,287,975		50.69%

(1)	Unless otherwise stated, address is c/o Brian Power, 2010A Harbison Drive # 312, Vacaville, CA 95687.

(2)

Under SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report.  In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 22,220,000 shares outstanding on April 30, 2010.

(4)

Includes 4,665,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder and includes 500,000 shares owned by Redwood MicroCap Fund, Inc., of which John D. Gibbs is President and controlling  shareholder.

(5)	Includes 1,070,475 shares owned by Sea Ranch Lodge & Village, LLC of which John C. Power is Manager.

(6)	Includes 50,000 shares that may be acquired under stock option plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following table summarizes the outstanding Advances Payable and Notes Payable to related parties for the years ended December 31, 2009 and 2008:

Advances and Notes Payable December 31, 2009 – Related Parties	Current Portion	Long-Term Portion	Accrued Interest	Interest Rate	Maturity Date	Collateralized
Advances – Related Parties
John C. Power	$ 46,995	-	-	-	Demand	No
Power Curve, Inc.	2,050	-	-	-	Demand	No
Other	896	-	-	-	Demand	No
TOTAL	$ 49,941	$ -	$ -

Notes Payable – Related Parties
Power Curve, Inc. #1	$ 2,000	-	$ 8,010	9%	Sep., 2008	Yes
Power Curve, Inc. #2	90,000	-	20,250	9%	Dec., 2008	Yes
Power Curve, Inc. #3	100,000	-	24,000	8%	Dec., 2008	Yes
John C. Power #1	156,282	-	27,002	9%	Dec., 2008	Yes
John C. Power – BCB	10,000	-	400	8%	Demand	No
John Gibbs	30,000	-	1,318	6%	Dec., 2009	Yes
Cliff Neuman –BCB	19,000	-	1,658	15%	Demand	Yes
Sea Ranch Lodge & Village	52,181	-	2,851	12%	Demand	No
TOTAL	$ 459,463	$ -	$ 85,489

Notes Payable December 31, 2008 – Related Parties	Current Portion	Long-Term Portion	Accrued Interest	Interest Rate	Maturity Date	Collateralized

Notes Payable – Related Parties
Power Curve, Inc. #1	$ 50,000	-	$ 6,750	9%	Sep., 2008	Yes
Power Curve, Inc. #2	90,000	-	12,150	9%	Dec., 2008	Yes
Power Curve, Inc. #3	100,000	-	16,000	8%	Dec., 2008	Yes
John C. Power #1	215,000	-	29,025	9%	Dec., 2008	Yes
Credit Facility	343,000	-	24,214	8%	Dec., 2008	No
Lone Oak Vineyards	11,054	-	1,191	9%	Sep., 2008	Yes
John Gibbs	200,000	-	1,574	6%	Dec., 2009	Yes
Sea Ranch Lodge & Village	100,000	-	18,000	12%	Demand	No
TOTAL	$ 1,109,054	$ -	$ 108,904

Advances – Related Parties:

During the 2009 and 2008, John C. Power (the Company’s CEO and a director) and affiliates of Mr. Power made short-term advances to the Company.  As of December 31, 2009 and 2008 the balances of these advances were $49,941 and $7,425, respectively.  The advances bear no interest, are uncollateralized and are due on demand.

Notes Payable:

Between March and September 2005, the Company borrowed $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John C. Power) and $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power, a Company director).  The Power Curve note accrues interest at 9% per annum, is collateralized by a security interest covering all of the Company’s tangible and intangible assets and was due in full in September 2008.  As of December 31, 2009 and 2008, the principal balances of the Power Curve, Inc. note were $2,000 and $50,000, respectively. Accrued interest applicable to this note of $8,010 and $6,750 was included in accrued liabilities on the consolidated balance sheets at December 31, 2009 and 2008, respectively.  The other note bore interest at 9% per annum, was due in 2008 and was also collateralized by a security interest covering all of the Company’s tangible and intangible assets. At December 31, 2008 the principal amount outstanding and accrued interest payable applicable to this other note was $11,054 and $1,191, respectively. All principal and accrued interest applicable to this other note was repaid from the proceeds of equipment sales during 2009.

During the year ended December 31, 2007, John C. Power and Power Curve, Inc. made additional advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John C. Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bore interest at 8% and matured on December 31, 2008 and were collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On

December 31, 2008, John C. Power forgave the $115,000 debt, plus $16,100 in accrued interest, and Power Curve forgave $55,000 of its debt, plus the $5,700 in accrued interest and this total $191,800 of forgiven debt is accounted for, as a restatement,  as a contribution of capital by related parties and is included in additional paid-in capital at December 31, 2008.  As of December 31, 2009, these notes had current maturities of $0 and $100,000, respectively, and had accrued interest of $0 and $24,000, respectively. As of December 31, 2008, these notes had current maturities of $0 and $100,000, respectively, and accrued interest payable, included in accrued expenses, of $0 and $16,000, respectively.

On December 30, 2005, John C. Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and matured December 31, 2008 and are collateralized by a security interest covering all of the Company’s tangible and intangible assets but are junior to all prior perfected liens against those assets.  As of December 31, 2009, these notes had current maturities of $156,282 and $90,000, respectively, and had accrued interest of $27,002 and $20,250, respectively.

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by five individual lenders, all affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminated on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrued interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance was convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represented financing fees for each advance under the Credit Agreement, and were valued using the Black Scholes pricing model at the time the advance was made.  Expected volatility was based on historical trading activity of the Company’s common stock, and was calculated at rates ranging from 83% to 114% for advances made in 2008 and 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 1.9% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Agreement which terminated on December 31, 2008.  The total value of the beneficial conversion feature applicable to advances under the Credit Agreement during 2008 and 2007 representing deferred financing fees was $105,660 and $95,270, respectively, which was credited to additional paid-in capital and charged to deferred financing costs in the consolidated balance sheet. Amortization of deferred financing costs applicable to these loans was $0 and $105,660 and included in loan fees and deferred financing costs in the consolidated statements of operations during the years ended December 31, 2009 and 2008, respectively.

On June 15, 2009, the Company entered into an Agreement to Convert the Debt under the Credit Agreement with the investors, pursuant to which the investors agreed to accept, and the Company agreed to issue, 6,860,000 shares of the Company’s common stock in satisfaction of $343,000 in principal amount owed under a Credit Agreement.  Accrued and unpaid interest of $31,074, as of June 15, 2009 was waived and forgiven and accounted for as a capital contribution to additional paid-in capital from related parties. On June 15, 2009, the Company’s common shares were valued at $0.04 per share and the Company recorded a gain on forgiveness of debt in the amount of $68,600 which was accounted for as a capital contribution to additional paid-in capital from related parties.

The Company also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.   The Credit Agreement is collateralized by a senior lien and security interest in the Company’s tangible and intangible assets. The Company recorded $0 and $11,255 in non-cash loan fees, included in loan fees and deferred financing costs in the consolidated statements of operations, applicable to the issuance of 0 and 24,300 shares of its common stock in connection with the Credit Agreement during the years ended December 31, 2009 and December 31, 2008, respectively.

On January 15, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture was $30,000 and was not collateralized and was repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share which was below the $0.70 per share market price of the stock on the day of issuance.  The fair value of the beneficial conversion feature representing financing fees were valued using the Black Scholes pricing model at the time the debenture was issued.  The Company used an expected volatility of 100% and based on historical trading activity of the Company’s common stock. The Company used a risk free interest rate of 3% obtained from published US Treasury data for constant maturity treasury bills of a similar duration.  The expected life of the conversion feature was determined to be the life of the debenture which matured on December 31, 2008.  The total value of the beneficial conversion feature representing deferred financing fees was $15,110 and was credited to additional paid-in capital and charged to deferred financing costs in the consolidated balance sheet. During 2009, $15,110 of amortization of deferred financing costs was recognized and included in loan fees and deferred financing costs in the consolidated statements of operations.

On June 15, 2009, the Company entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, the Company’s legal counsel, pursuant to which Clifford L. Neuman, PC agreed to accept, and the Company agreed to issue, 2,500,000 shares of common stock in satisfaction of $70,000 in accrued and unpaid fees for services rendered in the capacity of legal counsel and $30,000 under the convertible debenture.  All accrued and unpaid interest under the debenture was waived.  The Company’s common shares were valued at $0.04 per share at the time of conversion and as a result, no gain or loss was incurred on this transaction.

During the years ended December 31, 2007 and 2008, an affiliate of John C. Power made short-term advances to the Company that remained unpaid as of December 31, 2009 and 2008 in the amounts of $52,181 and $100,000, respectively.   Partial payment was made on these advances on June 15, 2009 through the issuance of the Company’s common stock in exchange for principal of $42,819. These advances bear interest at 12% per annum, are uncollateralized, are due upon demand and had total accrued interest payable, included in accrued expenses, of $2,851 and $18,000 as of December 31, 2009 and 2008, respectively. During 2009, $21,000 of accrued interest was waived and forgiven and this amount was accounted for as a capital contribution by a related party to additional paid-in capital.

On December 17, 2008, GWB-WA issued a note in the principal amount of $200,000 to John Gibbs, a significant shareholder, for cash advances made by the affiliate during 2008. The note accrues interest at the rate of 6% per annum and was due and payable, in full, on December 31, 2009.  The note is collateralized by the marketable securities held by GWB-WA and 100% of the Company’s common stock of GWB-WA.

The note is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was above the market price the Company’s common stock of $0.09 per share on the date of issuance. The fair value of the beneficial conversion feature representing financing fees was valued using the Black Scholes pricing model at the time the note was issued.  The Company used an expected volatility of 118% based on historical trading activity of the Company’s common stock. The Company used a risk free interest rate of 0.5% obtained from published US Treasury data for constant maturity treasury bills of a similar duration.  The expected life of the conversion feature was estimated to be one year and the total estimated value of the beneficial conversion feature representing deferred financing fees was $75,630 and was credited to additional paid-in capital and charged to deferred financing costs in the consolidated balance sheet. During 2009 and 2008, $69,812 and $5,818 of amortization of deferred financing costs were recognized and included in loan fees and deferred financing costs in the consolidated statements of operations.

In January, 2009, the balance owed under this note was reduced by a cash payment of $16,750.    On June 15, 2009, the Company entered into an Agreement to Convert part of this debt with the holder, pursuant to which the holder agreed to accept, and the Company agreed to issue, 1,665,000 shares of the Company’s common stock in satisfaction of $83,250 in principal amount owed.  The common stock was valued at $0.04 per share and the Company recorded additional paid-in-capital in the amount of $16,650.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.    In addition, the Agreement to Convert specified that GWB-WA repay the remaining $100,000 in principal in full by June 30, 2009.     The unpaid principal applicable to this note, included as a component of notes payable – related parties, was $30,000 and $200,000, respectively at December 31, 2009 and 2008. The amount of accrued interest payable, included in accrued expenses was $ $1,318 and $1,574 at December 31, 2009 and 2008, respectively. The $16,650 of forgiven debt and $1,972 of forgiven interest payable was recorded as a gain on forgiveness of debt and accounted for as capital contributions from a related party and are included in additional paid-in capital in the consolidated balance sheets.

 On April 28, 2009, BCB entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman, Company’s general counsel, and John C. Power, the principal amount of $24,000.  The Notes were due and payable July 31, 2009 and have been restructured as demand notes.  Each Note is secured by a Security Agreement covering GWB-CA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman bears interest at the rate of 15% per annum and is further secured by a personal guaranty of John C. Power.  As of December 31, 2009, the balances on these Notes were $19,000 to Neuman plus accrued interest of $1,658 and $10,000 to John C. Power plus accrued interest of $400.

In 2008, the Company granted and issued an aggregate of 24,000 shares of its common stock:  12,000 to its then President, Mark Simpson; and, 12,000 shares to its Chief Financial Officer of a wholly-owned subsidiary.  The shares were issued for services for the 12 month period ended December 31, 2008 and recorded as $8,100 of stock-based compensation expense which is included in management compensation expense in the consolidated statements of operations.

On June 15, 2009, the Company entered into an Agreement to Convert Debt with an entity controlled by John C. Power, pursuant to which the entity agreed to accept, and the Company agreed to issue, 1,070,475 shares of the Company’s in satisfaction of $42,819 in principal debt and forgiveness of

accrued but unpaid interest owed by the Company to the entity through June 15, 2009.   The shares were valued at $0.04 per share.

On June 15, 2009, the Company entered into an Agreement to Convert Debt with a related party investor, pursuant to which the investor agreed to accept, and the Company agreed to issue, 1,665,000 shares of the Company’s common stock in satisfaction of $83,250 in principal amount owed by the Company’s wholly-owned Washington subsidiary. The shares were valued at $0.04 per share which resulted in a gain on forgiveness of debt of $16,650, which was accounted for as an addition to paid-in-capital.

The Company had previously issued an aggregate of 300,000 shares of Series A Convertible Preferred Stock to two non-affiliated investors and, effective June 15, 2009 the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.05 per share.  Both of the investors agreed to convert their Series A Preferred Convertible Stock into an aggregate of 4,500,000 shares of the Company’s common stock at the revised conversion price.

Preferred Stock:

On  September 4, 2007, Shana Capital Ltd. (“Shana Capital”) and Webquest, Inc. (“Webquest”), significant investors, each executed and delivered an Agreement to Convert Debt pursuant to which each agreed to convert their Advances owed to them by the Company that had been acquired from John C. Power in the amount of $225,000 into 300,000 shares of Series A Convertible Preferred Stock of the Company (the “Series A Preferred Stock”), at a conversion price of $0.75 per share.

On  June 15, 2009, the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.05 per share.  Both Shana Capital and Webquest agreed to convert their Series A Preferred Stock into an aggregate of 4,500,000 shares of the Company’s common stock at the revised conversion price. The market value of the 4,200,000 additional common shares was $168,000 and this amount (less $420 par value) was recorded as additional paid in capital. The $168,000 loss associated with issuing the additional 4,200,000 common shares with a market value of $0.04 per share was charged to additional paid in capital, resulting in a $420 net decrease to additional paid in capital.

Shana Capital and Webquest agreed to forgive a total of $24,582 of accrued preferred dividends payable and this amount was accounted for as capital contributions from related parties to additional paid-in capital.

Our Board has approved a written policy that requires our directors to review on an annual basis all transactions with related parties, or in which a related party has a direct or indirect interest, and to determine whether to ratify or approve the transaction after consideration of the related party’s interest in the transaction and other material facts. For these purposes, a related party transaction is a transaction between the Company and any related party, such as an officer, director or 5% stockholder of the Company, other than transactions available to all employees generally or transactions involving less than $5,000 when combined with all similar transactions. The related party transactions disclosed in this Annual Report have been approved by the Board of Directors wherever required by applicable law.

.

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

The following table details the aggregate fees billed to the Company by Schumacher & Associates, Inc., its principal accountant, for each of the last two fiscal years:

	2009	2008
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$30,000	$ 29,400
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	$ 5,000	$ 5,100
Tax fees - tax compliance, tax advice and tax planning		-
All other fees - services provided by our principal accountants other than those identified above		-
Total fees paid or accrued to our principal accountants	$35,000	$ 34,500

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.

PART IV

ITEM15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

*	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
*	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
*	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
*	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
*	3.1	Amended and Restated Certificate of Incorporation
***	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
*	3.2	By-Laws
*	4.1	2004 Equity Incentive Plan
*	4.2	Form of Subscription Agreement
*	4.3	Specimen common stock certificate
*	10.1	Lease Agreement
*	10.2	Form of Escrow Agreement
*	10.3	Amended Trademark Assignment
*	10.3.2	Initial Assignment of Trademark
*	10.4	Lock-up Letter for Brian Power
*	10.5	Lock-up Letter for John C. Power
*	10.6	Lock-up Letter for J. Andrew Moorer
*	10.7	Amended Fund Escrow Agreement
*	10.8	Lease Agreement with Golden West Brewing Company
*	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
*	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
*	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
*	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
*	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
*	10.14	Amended and Restated Assignment and Assumption
*	10.15	August 7, 1998 Distribution Agreement
*	10.16	Territorial Agreement
*	10.17	November 4, 2002 Distribution Agreement
*	10.18	June 1, 2001 Authorization
*	10.19	July 22, 2004 Authorization
*	10.20	September 1, 2005 Authorization
*	10.22	Second Amended Fund Escrow Agreement
*	10.23	Contract with New Zealand Hops, Ltd., 2006
*	10.24	Contract with New Zealand Hops, Ltd., 2007
*	10.25	Second Amended and Restated Assignment and Assumption
*	10.26	Third Amended Fund Escrow Agreement
*	10.27	Secured Promissory Note with John C. Power
*	10.28	Secured Promissory Note with Power Curve, Inc.
*	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
**	10.30	Production Agreement with Bison Brewing Co.

**	10.31	Employment Agreement with David Del Grande
**	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
****	10.33	Employment Agreement with Mark Simpson
****	10.34	Consultation Agreement with Artisan Food and Beverage Group
*****	10.35	Credit Agreement dated December 11, 2007
******	10.36	Promissory Note dated March 12, 2008
******	10.37	Security Agreement dated March 12, 2008
******	10.38	Guaranty Agreement dated March 12, 2008
*******	10.39	Convertible Debenture dated December 31, 2008
*******	10.40	Security Agreement dated December 31, 2008
*******	10.41	Hypothecation Agreement dated December 31, 2008
********	10.42	Mendocino Production Agreement
*********	10.43	Exclusive Consignment Agency Agreement
+	10.44	Settlement Stipulation with BRK Holdings, LLC
++	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
++	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
++	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
++	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
++	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
++	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
++	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
++	10.52	Factoring Agreement dated April 28, 2009
+++	10.53	Agreement to Convert Debt Clifford L. Neuman PC
+++	10.54	Agreement to Convert Debt Clifford L. Neuman
+++	10.55	Agreement to Convert Debt John Power
+++	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
+++	10.57	Agreement to Convert Debt TriPower Resources, Inc.
+++	10.58	Agreement to Convert Debt TriPower Resources, Inc.
+++	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
+++	10.60	Agreement to Convert Debt Shana Capital, Ltd.
++++	10.61	Asset Purchase Agreement dated May 7, 2009
+++++	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
+++++	10.63	Articles of Incorporation of Athena Minerals, Inc.
++++++	10.64	Sale and Purchase Agreement and Joint Escrow Instructions
++++++	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions
++++++	10.66	Promissory Note from Athena Minerals, Inc. to John Power
+++++++	10.67	Mining Lease and Option to Purchase
**	14	Code of Ethics
*	21.0	List of Subsidiaries
#	31.	Certification required by Section 13a-14(a) of the Exchange Act.
#	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

**	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 1, 2007 and filed with the Commission on March 8, 2007.

***	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.

****	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.

*****	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.

******	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March14, 2008.

*******	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.

********	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.

*********	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.

+	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.

++	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.

+++	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.

++++	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.

+++++	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.

++++++	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.

+++++++	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.

#	Filed herewith

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Date: May 4, 2010	By:_/s/ John C. Power________________ John C. Power, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary & Director

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

_/s/ John C. Power______ John C. Power	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary & Director	May 4, 2010

_/s/ Brian Power________ Brian Power	Director	May 4, 2010