Form 10-K/A
period 2008-12-31
ATHENA SILVER CORP
filed 2010-05-21
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A-1

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 000-51808

ATHENA SILVER CORPORATION

           (formerly  GOLDEN WEST BREWING COMPANY, INC. )
 (Name of Small Business Issuer in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1909408 I.R.S. Employer Identification number

       2010A Harbison Drive #312, Vacaville, CA   95687
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number:  (707) 884-3766

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

Large accelerated filer [___]  Accelerated filer [__]

Non-accelerated filer [___] (Do not check if a smaller reporting company)

 Smaller reporting company  [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [   ]  No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2009, was $132,276

The number of shares outstanding of the registrant’s common stock, as of March 31, 2009, are 3,404,525.

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

See Part IV, Item 15.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 includes restatements of the previously filed consolidated financial statements and data (and related disclosures) for the year ended December 31, 2008.  A summary of these restatements and corrections are discussed in Note 2, Restatement of Previously Issued Consolidated Financial Statements, included in the accompanying consolidated financial statements for the year ended December 31, 2008.  These corrections are also discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.  We previously announced, in a Form 8-K filed with the SEC on April 30, 2010 that we would restate our previously reported financial statements as originally filed with the SEC on April 14, 2009 (the “Original Report”), as a result of the discovery by management of an error during its year-end review, and in conjunction with the annual audit.  The information contained in this Annual Report on form 10-K/A amends only Items 6, 7, 8 and 9A of Part II to the Original Report.

This Annual Report on Form 10-K/A does not reflect all events occurring after the original filing of the Original Report or modify or update all the disclosures affected by subsequent events.  Information not modified or updated herein reflects the disclosures made at the time of the filing of the Original Report on April 14, 2009.  Accordingly, this Form 10-K/A should be read in conjunction with all of our periodic filings, including our amended filings on Form 10-Q/A in relation to the three-month period ended March 31, 2009, and in relation to the three- and six-month period ended June 30, 2009 and in relation to the three- and nine-month period ended September 30, 2009, filed with the SEC in conjunction with the filing of this report.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

This Amendment No. 1 includes changes in “Item 9A - Controls and Procedures” and reflects management’s restated assessment of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2008.  This restatement of management’s assessment regarding disclosure controls and procedures results from management’s determination that a material weakness existed with respect to the internal controls over financial reporting related to accounting for the forgiveness of debt by a related party as of December 31, 2008.

This material weakness existed at December 31, 2008, March 31, 2009 and June 30, 2009, September 30, 2009, and  December 31, 2009 and was not identified until April 2010.  To remediate this material weakness, in April 2010, management retained a financial consultant to design,   implement and improve processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are segregated to the extent practicable; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP.  Although management has implemented these additional control procedures to remediate this material weakness, we believe that additional time and testing are necessary before concluding that the material weakness has been remediated.

Except as described in the preceding paragraph to remediate the material weakness described, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

For additional discussion, see “Item 8 — Financial Statements and Supplementary Data” of this Report.

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

We have never been profitable, we expect to incur net losses for the foreseeable future and we may never be profitable. We incurred a consolidated net loss of $(1,096,660) and $(1, 001,563 ) for the fiscal years ended December 31, 2008 and 2007.

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

         3.       In December 2005, we issued to three investors an aggregate of 180,000 shares of common stock in consideration of $20,000 in conversion of advances receivable and services valued at $25,000.  Each investor executed a subscription agreement attesting that he/she/it qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that the y were capable of evaluating the merits and risks of the investment.  The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

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

     12.     Effective January, 2008, the Company issued its Convertible Debenture in the principal amount of $30,000 to evidence the Company’s outstanding, account payable due to its legal counsel.  The debenture accrues interest at the rate of 8% per annum and is due and payable, in full, on December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.60 per share ..  The debenture was issued to the Company’s legal counsel who qualifies as an “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The securities, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

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

     14.     Effective December 1, 2007, the Company granted and issued an aggregate of 13,000 shares of common stock to the Chief Financial Officer of its wholly-owned subsidiary.  The shares were issued for services performed in December 2007 and 2008.  The foregoing person qualified as “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The shares, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.  As of December 31, 2008, 13,000 of these shares were issued for the period of December 2007 through December 31, 2008

     15. Effective December, 2008, the Company issued its Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share ..   The debenture is collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.  The debenture was issued to one person who qualifies as an “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The securities, which were acquired for investment purposes and subject to restrictions on transfer, were sold without registration under the Securities Act in reliance upon Section 4(2) thereunder.  No fees or commissions were paid in the transaction.

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

Statement of Operations Data:	Year Ended December 31, 2008 (Restated)	Year Ended December 31, 2007
Total Gross revenues	$ 811,567	$ 1,051,764
Operating expenses	$ 675,047	$ 740,359
Net loss from discontinued operations	$ 263,953	$ 190,017
Net loss	$ (1,096,660)	$ (1,001,563)
Net loss attributable to common shareholders	$ (1,110,990)	$ (1,008,237)
Net loss per common share	$ (0. 33)	$ (0.35)
Weighted average shares outstanding	3,371,816	3,025,167

Balance Sheet Data:	December 31, 2008	December 31, 2007
Working capital	$ (1,681,516)	$ (420,210)
Total assets	$ 514,091	$ 801,597
Total liabilities	$ 1,934,318	$ 1,538,148
Stockholders' deficit	$ (1,420,227)	$ (736,551)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

*

Lack of Inventory Controls.    Historically our inventory controls have not been weak.  Numerous efforts have been made to improve our inventory controls.  In 2009, all of our inventory will be maintained at independent locations.  We believe this will improve ou r inventory controls.

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

Operating and Financial Review and Prospects

Restatement of Consolidated Financial Statements

As indicated in Note 2 to the Notes to our consolidated financial statements, we have restated our financial statements for the year ended December 31, 2008.  The discussion in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, gives effect to the restatement of our consolidated financial statements.

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

OPERATING EXPENSES Total operating expenses decreased $65,312 or 8.82% to $675,047 for the fiscal year ended December 31, 2008 compared to $740,359 for of the fiscal year ended December 31, 2007.  Components of operating expenses were:

*	Amortization expense was $3,889 for fiscal year 2008 compared to $6,542 for fiscal 2007. The decrease was the result of write-off of outdated logos and artwork costs.
*

Management compensation was $91,154 for the year ended December 31, 2008 compared to $119,737 for the year ended December 31, 2007.  The decrease was related to a reduction of salaried employees in 2008.

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

*	Other General & Administrative Operating Expenses increased $8, 350 to $200,295 for the year ended December 31, 2008 compared to $191, 945 for year ended December 31, 2007.

OTHER INCOME & EXPENSE.  Net other income and (expense) was $(210,983) for the fiscal year ended December 31, 2008 compared to $(215,187) for the fiscal year ended December 31, 2007.

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

LOSS FROM CONTINUING OPERATIONS. Our $832,711 loss from continuing operations for the year ended December 31, 2008 increased $21,165 or 2.61% as compared to $811,546 for the fiscal year ended December 31, 2007 mainly due to our $90,681 decrease in gross profits being offset by our $65,312 decrease in operating expenses ..

NET LOSS. Net loss increased $95, 097 to $ 1,096,660 for the fiscal year ended December 31, 2008 compared to $1,001,563 for the fiscal year ended December 31, 2007.  This increase is primarily due to a $90,681 decrease in gross profits due to a decline in our revenues ..

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

          We had nominal cash and cash equivalents and a working capital deficit of $1,681,516 at December 31, 2008.  Our total debt, all short-term, was $1, 217,765 at December 31, 2008.  We do not have sufficient cash on hand or available credit facilities to continue operations  and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. We have raised capital through the sales of unregistered securities and advances and/or loans from its officers and directors to acquire Butte Creek, and fund operating losses and working capital needs  after its acquisition.   There are no assurances that we will be able to secure additional capital to maintain the operations.

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

          During the year ended December 31, 2008, the Company's capital expenditures totaled $ 4,710 ..

Lines of Credit

         The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14 ..25% as of December 31, 2008. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of December 31, 2008 was $23, 852.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.  We are delinquent on our monthly payments for this obligation.

       The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America/MBNA with interest at the rate of 27 ..98%. The debt on the credit card is uncollateralized but guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of December 31, 2008 was $8, 703.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness prior to September 30, 2006 but did not have the resources to pay this obligation.  We are delinquent on our monthly payments for this obligation.

Notes Payable

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of December 31, 2008, the Tiffany Grace note had current maturities of $8,708 and accrued interest of $186.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of December 31, 2008, the Power Curve and Lone Oak notes had accrued interest of $6,750 and $1,191 respectively and short-term maturities of $50,000 and $11,054, respectively ..  We expect to repay these obligations from the sale of our brewery equipment in Chico, California.

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

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share ..  The debenture is not collateralized.  This debenture had not been paid or converted as of March 31, 2009.

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

Effective December, 2008, the Company issued its Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share ..   The debenture is collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary. The debenture was issued to a major shareholder.  The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of the beneficial conversion feature applicable to this debenture representing deferred financing fees is $75,630 which was credited to Additional paid in capital and charged to deferred financing fees.

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminated on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminated on December 31, 2008.  The total value of the beneficial conversion features applicable to advances under the credit facility during 2008 and 2007 representing deferred financing fees is $ 105,660 and $ 95,270 which was credited to additional paid in capital and charged to deferred financing fees in 2008 and 2007, respectively.  No payments were made on this obligation in 2008.

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

Delinquent Taxes

At December 31, 2008, the Company had outstanding payroll tax liabilities of $ 35,110. Of these amounts $34,137 are considered delinquent.

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

	December 31, 2008
Tax Agency	Due	Delinquent
Internal Revenue Service	$ 34,552	$34,137	PAYROLL TAXES

CA Employment Development Department	$ 558	$ 0	PAYROLL TAXES
Federal Tax and Trade Bureau	$ 7,966	$ 4,491	EXCISE TAX
CA Board of Equalization	$ 1,010	$ 0	EXCISE TAX
CA Board of Equalization	$ 493	$ 0	SALES AND USE TAX
CA Department of Conservation	$24,691	$ 24,691	CRV TAX
CA Franchise Tax Board	$ 6,600	$ 6,600	FRANCHISE TAXES
Butte County Tax Collector	$ 3,558	$ 0	PROPERTY TAXES

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Not applicable

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm

2.	Consolidated Balance Sheets as of December 31, 2008 (Restated) and 2007

3.	Statement of Operations for the Years Ended December 31, 2008 (Restated) and 2007

4.	Consolidated Statement of Stockholders' Deficit (deficit for the years ended December 31, 2008 (Restated) and 2007)

5.	Consolidated Statement of Cash Flows for the Years Ended December 31, 2008 (Restated) and 2007

6.	Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Golden West Brewing, Inc.

We have audited the accompanying balance sheet of Golden West Brewing, Inc. and Consolidated Subsidiaries as of December 31, 2008(restated) and December 31, 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 2008(restated) and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden West Brewing, Inc. and Consolidated Subsidiaries as of December 31, 2008(restated) and December 31, 2007, and the results of its operations and cash flows for the two years ended December 31, 2008(restated) and 2007 in conformity with accounting principles generally accepted in the United States of America.

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

SCHUMACHER & ASSOCIATES, INC.

Denver, Colorado
May 4, 2010

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31,
Current Assets:	2008 (Restated)	2007
Cash and cash equivalents	$ 21,201	$ 4,684
Accounts receivable, net of allowance for doubtful accounts of $0.00 and 23,849 at December 31, 2008 and December 31, 2007 respectively	39,178	184,014
Inventory (Note 1)	109,495	197,871
Marketable Securities (Note 3)	73,952
Prepaid Expenses	8,976	6,369
Total current assets	252,802	392,938
Fixed Assets:
Property and equipment from discontinued operations held for sale (Note 1)	152590	277,526
Other Assets:
Intangibles, net of accumulated amortization of $16,667 and $12,339 at December 31, 2008 and December 31, 2007, respectively	16068	23,588
Deferred financing costs, net of accumulated amortization of $5,858 and $2,456 at December 31, 2008 and December 31, 2007, respectively. (Note 4)	84,922	92,814
Other assets	7,709	14,731
Total other assets	108,699	131,133
Total Assets	$ 514,091	$ 801,597

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$445,353	$309,887
Accrued expenses	265,105	188,175
Checks issued in excess of funds available	6,095	46,022
Lines of credit payable (Note 4)	32,555	32,602
Advances – related parties (Note 4)	7,425	12,744
Notes payable – other, current portion (Note 4)	68,731	62,664
Notes payable – related party, current portion (Note 4)	1,109,054	161,054
Total current liabilities	1,934,318	813,148
Long-term liabilities:
Note payable – related party, net of current portion (Note 4)	-	725,000
Total long-term liabilities	-	725,000
Total Liabilities	1,934,318	1,538,148
Commitments and Contingencies (Notes 1,2,3,4,5,6,7,8,9,10 ,11 and 12)
Stockholders’ Deficit:
Preferred Stock, $.0001 par value, 5,000,000 shares authorized, 300,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007.	30	30
Common stock, $.0001 par value, 20,000,000 shares authorized, 3,404,525 and 3,335,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007 , respectively	340	334
Additional paid-in capital	1, 898,015	1,485,033
Accumulated (deficit)	(3, 318,612)	(2,221,948)
Total Stockholders’ Deficit	(1,420,227)	(736,551)
Total Liabilities and Stockholders’ Deficit	$ 514,091	$ 801,597

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE YEAR ENDED DECEMBER 31,

	2008 (Restated)	2007

Revenues	$ 811,567	$ 1,051,764
Less: Excise taxes	(40,405)	(49,194)
Net revenues	771,162	1,002,570

Cost of sales	717,843	858,570
Gross profit (loss)	53,319	144,000
Operating expenses:
Amortization	3,889	6,542
Deferred Financing Costs	150,314	2,456
Legal and accounting	107,221	94,841
Management compensation	91,154	119,737
Stock-based compensation (Note 11)	13,952	37,886
Stockholder relations	5,000	162,095
Selling expenses	103,222	124,857
Other	200,295	191,945
Total operating expenses	675,047	740,359

Other Income (Expense):
Miscellaneous income	238	4,308
Bad debt recovery	45,035	-

Gain on equipment sales		1,474
Gain on sale of trademark	7,405	-
Loss on marketable securities	(76,434)	-
Loan fees	(12,380)	-
Interest expense	(174,847)	(98,100)
Stock warrant financing cost	-	(122,869)
Total other (expense)	(210,983)	(215,187)

Loss from continuing operations	(832,711)	(811,546)

Discontinued operations
Revenues from discontinued operations	222,277	201,721
Expenses from discontinued operations	(486,230)	(391,738)
Loss from discontinued operations	(263,953)	(190,017)

Net (Loss)	$ (1,096,664)	$ (1,001,563)
Preferred dividends	14,326	6,674
Net Loss attributable to common shareholders	$ (1,110,990)	(1,008,237)
Net Loss per share	$ (. 33)	$ (.35)
Net loss attributable to continuing operations	$ (832,711)	$ (811,546)
Net Loss per share	$ (. 25)	$ (.27)
Let loss attributable to discontinued operations	$ (263,953)	$ (190,017)
Net Loss per share	$ (.08)	$ (.06)
Weighted Average Shares Outstanding	3,371,816	3,025,167

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
DECEMBER 31, 2008 (Restated)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals
Balance, December 31, 2006			2,418,000	241	594,845	(1,220,385)	(625,299)

Stock issued for cash at $0.35, March, 2007			400,000	40	129,385		129,425
Stock purchase warrants issued in financing, March, 2007					122,869		122,869
Stock issued for cash at $0.33, July, 2007			282,000	28	93,032		93,060
Stock issued for cash at $0.50, September, 2007			100,000	10	49,990		50,000
Advances converted to Preferred Stock at $0.75, September, 2007	300,000	30			224,970		225,000
Advance and accrued interest converted to stock, September, 2007			15,000	2	9,973		9,975
Paid-in capital related to common stock previously subject to rescission					10,000		10,000
Shares issued for investor relations at $1.10, September, 2007			100,000	10	109.990		110,000
Shares issued for loan fees at 0.70, December, 2007			15,000	2	10,498		10,500
Shares issued for compensation at $0.60, December, 2007			5,000	1	2,999		3,000
Stock-based compensation – options					37,886		37,886
Deferred financing costs on line of credit					95,270		95,270
Dividends on Preferred Stock					(6,674)		(6,674)
Net (Loss)	-	-	-	-	-	(1,001,563)	(1,001,563)
Balance, December 31, 2007	300,000	30	3,335,000	334	1,485,033	(2,221,948)	(736,551)

Shares issued for compensation at $0.50, March, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, March, 2008			18,000	1	8,999		9,000
Deferred financing costs on line of credit for three months ended March 31, 2008					80,960		80,960
Shares issued for compensation at $0.50, June, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, June, 2008			3,500		1,750		1,750
Deferred financing costs on line of credit for three months ended June 30, 2008					17,830		17,830
Shares issued for trade liability at $.30 per share, September, 2008			21,225	2	6,365		6,367
Shares issued for loan fees at $.25 per share, August, 2008			1,500		375		375
Shares issued for compensation at $.25 per share, August, 2008			6,000	1	1,499		1,500
Stock-based compensation – options					13,352		13,352
Deferred financing costs on line of credit for three months ended September 30, 2008					6,830		6,830
Shares issued for compensation at $.10 per share, December 1, 2008			6,000		600		600
Shares issued for loan fees at $.10 per share, December, 2008			1,300		130		130
Deferred financing costs on line of credit for three months ended December 31, 2008					90,820		90,820
Dividends on Preferred Stock for the year ended					(14,326)		(14,326)
Contributed capital – forgiveness of related party debt and accrued interest expense, December 2008 (Restated)					191,800		191,800
Net(Loss) (Restated)	-	-	-	-	-	(1,096,664)	(1,096,664)
Balance, December 31, 2008 (Restated)	300,000	30	3,404,525	340	1, 898,015	(3, 318,612)	(1, 420,227)

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008 (Restated)	2007
Cash Flows from Operating Activities:
Net loss	$(1,096,664)	$ (1,001,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,141	29,793
Amortization of intangibles	3,889	8,998
Stock-Based Compensation and expenses	21,452	161,386
Stock purchase warrants issued in financing	-	122,869
Deferred financing costs	206,788	2,456
Common stock issued for loan fees	11,255	-
Loss on marketable securities	76,434	-
(Gain) on sale of trademarks	(7,405)	-
(Gain) loss on sale of equipment	6,356	(1,474)
Impairment to Fixed Assets	82,730	-
	432,640	324,028
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	144,836	(76,155)
Inventories	88,376	(5,856)
Prepaid expenses	(2,607)	11,265
Marketable Securities	(150,386)	-
Increase (decrease) in:
Checks written in excess of funds available	(39,927)	36,762
Accounts payable	141,833	29, 919
Accrued Expenses	84,405	6,129
	266,530	(2,064)

Net cash (used in) operating activities	(397,495)	(675,471)

Cash Flows from (used in) Investing Activities:
Proceeds from sale of fixed assets	-	7,014
Investment in fixed assets	-	(39,812)
Net proceeds from ( investment in ) intangibles and other assets	22,767	(18,492)
Net cash from (used in) investing activities	22,767	(48,240)

Cash Flows from Financing Activities:
Debt issuance costs - net	(2,456)	-
Net proceeds from sale of common stock	-	252,685
Proceeds from issuance of preferred stock	-	225,000
Net increase in lines of credit, advances and notes payable	393,747	250,366
Net cash from financing activities	391,244	728,051

Increase (Decrease) in Cash and Cash Equivalents	$ 16,517	$ 4,340
Cash and Cash Equivalents, beginning of period	4,684	344
Cash and Cash Equivalents, end of period	$ 21,201	$ 4,684

See accompanying notes to these financial statements

GOLDEN WEST BREWING COMPANY AND SUBSIDARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont’d)

	2008 (Restated)	2007
Supplemental schedule of cash flow information:
Cash paid for interest	$ 118,373	$ 98,100
Cash paid for income tax	$ –	$ –

Supplemental disclosures of non-cash investing and financing activities:
Accrued and unpaid preferred stock dividends	$ 14,326	$ 6,674
Common stock issued for demand notes – related parties	$ 383,819	$ –
Common stock issued for accounts payable	$ 6,367	$ –
Common stock issued for loan fees – related parties	$ 11,255	$ 10,500
Common stock issued for preferred shares	$ 225,000	$ –
Common stock issued for deferred financing fees	$ 196,400	$ 95,270
Common stock issued for preferred stock	$ 225,000	$ -
Preferred stock issued for advances and accrued interest	$ –	$ 234,975
Forgiveness of demand notes – related parties	$ 170,000	$ –
Forgiveness of accrued expenses – related parties	$ 21,800	$ –

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

We also had a loss from discontinued operations of $263,953 in 2008 related to the closure of our brewing facility.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

2.  Restatement of Previously Issued Consolidated Financial Statements

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

Consolidated Statement of Operations Effects of Restatement

Consolidated Statement of Operations for the Year Ended December 31, 2008

	Originally Reported	Restatement	Reclassifications	Restated Amount
			(a)
Revenues	$ 811,567	$ -	$ -	$ 811,567
Cost of sales	717,843	-	-	717,843
Gross profit	53,319	-	-	53,319
Expenses applicable to continuing operations	655,864	191,800	19,183	886,030
Loss from continuing operations	(621,728)	(191,800)	(19,183)	(832,711)
Loss from discontinued operations	(263,953)	-	-	(263,953)
Net loss	$ (904,864)	$ (191,800)	-	$ (1,096,664)
Preferred dividends	14,326	-	-	14,326
Net loss attributable to common shareholders	$ (919,190)	$ (191,800)	-	$ (1,110,990)
Basic and diluted net loss per share	$ (.27)	$ (.06)	-	$ (.33)
Net loss attributable to continuing operations	$ (640,911)	$ (191,800)	-	$ (832,711)
Basic and diluted net loss per share	$ (.19)	$ (.06)	-	$ (.25)
Net loss attributable to discontinued operations	$ (263,953)	$ -	-	$ (263,953)
Basic and diluted net loss per share	$ (.08)	$ -	$ -	$ (.08)
Basic and diluted weighted average shares outstanding	3,371,816	-	-	3,371,816

(a) Certain amounts have been reclassified in the 2008 consolidated financial statements to conform to the 2009 consolidated statements included in the Company’s 2009 Form 10-K filed on May 4, 2010. Such reclassifications had no effect on the Company’s 2008 net loss.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

(a) Certain amounts have been reclassified in the 2008 consolidated financial statements to conform to the 2009 consolidated statements included in the Company’s 2009 Form 10-K filed on May 4, 2010. Such reclassifications had no effect on the Company’s 2008 net loss.

3.  Marketable Securities

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

We expensed an impairment charge of $79,555  to record the fair value at 12-31-08 of our marketable securities.

In 2008, we bought and sold securities that resulted in net income of $3,120.89.

No. of Shares	Security	Gain/Loss
1,000	Wachovia Bank Preferred Stock	+$1,909.81
5,000	Dollar Thrifty Auto Group	+$1,211.08

4. Lines of Credit, Advances and Notes Payable:

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

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of December 31, 2008, the Tiffany Grace note had current maturities of $8, 708.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and were payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of December 31, 2008, the Power Curve and Lone Oak notes had accrued interest of $6,750 and $1,191 respectively and short-term maturities of $50,000 and $11,054 ..

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and matured on December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On December 31, 2008 John Power forgave the $115,000 debt, plus $ 16,100 in accrued interest, and Power Curve forgave $55,000 of its debt, plus the $5,700 portion of accrued interest.  Consequently, as of December 31, 2008, these notes had current maturities of $0 and $100,000 respectively and had accrued interest of $0 and $16,000 respectively.

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

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 is not collateralized and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share ..  As of March 31, 2009, this debenture remains unpaid and has not been converted by the holder into common stock.  The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of beneficial conversion feature representing deferred financing fees is $15,110 which was credited to Additional paid in capital and charged to deferred financing fees.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is guaranteed by of John C. Power, the Company’s

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

Chief Executive Officer.  As of December 31, 2008, the balance of this note was $10,000 plus accrued interest of $ 1,422.

Effective December, 2008, the Company issued its Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share ..   The debenture is collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary. The debenture was issued to a major shareholder.  The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of the beneficial conversion feature applicable to this debenture representing deferred financing fees is $75,630 which was credited to Additional paid in capital and charged to deferred financing fees.

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

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.  The total value of the beneficial conversion features applicable to advances under the credit facility during 2008 and 2007 representing deferred financing fees is $ 105,660 and $ 95,270 which was credited to Additional paid in capital and charged to deferred financing fees associated with the advances under this Agreement.

The Company has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.   The credit agreement is

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

5.      Related Party Transactions

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

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of December 31, 2008, the Tiffany Grace note had current maturities of $8, 708.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of December 31, 2008, the Power Curve and Lone Oak notes had accrued interest of $6,750 and $1,191 respectively and short-term maturities of $50,000 and $11,054, respectively ..

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

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  On December 31, 2008 John Power forgave the $115,000 debt, plus $ 16,100 in accrued interest, and Power Curve forgave $55,000 of its debt, plus $5,700 in accrued interest.  Consequently, as of December 31, 2008, these notes had current maturities of $0 and $100,000 respectively and had accrued interest of $0 and $16,000 respectively.

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share ..  The debenture is unsecured.  The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of beneficial conversion feature representing deferred financing fees is $15,110 which was credited to Additional paid in capital and charged to deferrerd financing fees.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

In January, 2008, the Company issued a Convertible Debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share ..  The debenture is uncollateralized and remains outstanding as of March 31, 2009. The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of the beneficial conversion feature representing deferred financing fees is $15,110 which was credited to Additional paid in capital and charged to deferred financing fees.

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is also guaranteed by John C. Power, the Company’s Chief Executive Officer.  As of December 31, 2008, the balance on this note was $10,000 plus accrued interest of $ 1,422.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

Effective December, 2008, the Company issued its Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share ..   The debenture is collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.  The debenture was issued to a major shareholder.  The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of the beneficial conversion feature applicable to this debenture representing deferred financing fees is $ 75,630 which was credited to Additional paid in capital and charged to deferred financing fees.

Credit Agreement

     In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.  The total value of the beneficial conversion features applicable to advances under the credit facility during 2008 and 2007 representing deferred financing fees is $ 105,660 and $95,270 which were credited to Additional paid in capital and charged to deferred financing fees associated with the advances under this Agreement.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

7.      Commitments & Contingencies

A.  Delinquent Taxes

At December 31, 2008, the Company had outstanding payroll tax liabilities of $35, 110. Of these amounts $34,137 are considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"), and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At December 31, 2008, the Company had alcohol related taxes payable to federal and state taxing authorities of $8, 976. The detail of those taxes payable is as follows:

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

8 ..     Common and Preferred Stock:

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

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

On January 15, 2008 , the Company issued its Convertible Debenture in the principal amount of $30,000 evidencing a portion of its outstanding account payable in favor of its legal counsel.  The Debenture is convertible at the option of the holder into shares of common stock at a conversion price equal to $0.60 per share.  This debenture remains unpaid and outstanding as of March 31, 2009. The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of the beneficial conversion feature applicable to this debenture representing deferred financing fees is $15,110 which was credited to Additional paid in capital and charged to deferred financing fees.

In December 2007, the Company granted a one-time bonus of 1,000 common shares to three employees for a total of 3,000 common shares.  The shares were valued at $.50 per share and were expensed in 2007.

Effective March, 2008, the Company issued an aggregate of 5,000 shares of common stock to one investor as a financing fee for a loan to the Company in the principal amount of $50,000.

In 2007 and 2008, the Company granted and issued an aggregate of 26,000 shares of common stock:  13,000 to its President, Mark Simpson; and, 13,000 shares to its Chief Financial Officer of a wholly-

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

owned subsidiary.  The shares were issued for services for the 13 month period ended December 31, 2008.

9 ..     Income Taxes

The Company has an estimated net operating loss carry forward of approximately $3, 381,838 and $2,285,175 at December 31, 2008 and December 31, 2007, respectively, to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through 2025, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

	December 31, 2008 (Restated)	December 31,2007	Prior Years
Net operating losses carry forward	$ 1,096,664	$ 1,001,564	$ 1,283,611
Effective Tax rate	37 ..5%	37 ..5%	37 ..5%
Deferred income tax	411,249	375,586	481,354
Deferred income tax allowance	(411,249)	(375,586)	(481,354)
Net deferred income tax asset	$ -	$ -	$ -

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for all periods presented is as follows:

2008
Tax (benefit) at Federal statutory rate	(34.0)%
State tax (benefit) net of Federal benefit	(3. 5)%
Valuation allowance	37.5%
Tax provision (benefit)	-

10.       Investor Relations Agreement

 The Company entered into a 6-month contract effective October 15, 2007 with an unrelated company to provide Investor Relations.  The Company paid Red Chip Companies, Inc. $50,000 cash and 100,000 shares of common stock valued at $110,000 for an aggregate of $160,000 for these services that was expensed in the year ended December 31, 2007.

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

11.        Equity Incentive Plan:

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

The following tables present summarized information about fixed price stock options at December  31, 2008:

Options outstanding at December 31, 2007	400,000
Granted	-
Exercised	-
Forfeitures	(275,000)
Options outstanding at December 31, 2008	125,000

GOLDEN WEST BREWING COMPANY AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

Exercise Price	Weighted Average Number Outstanding	Weighted Average Contractual Life	Weighted Average Price	Number Exercisable
$0.50	350,000	5 years	$0.50	125,000

The fair value of the options granted in fiscal year 2006 was estimated using the Black-Scholes option pricing model with the following assumptions:

Expected life	6.4 years
Dividend rate	0%
Expected volatility	75%
Risk-free interest rate	4.85%

12.        Subsequent Events:

A   Subsequent to December 31, 2008, John Power and affiliates of Mr. Power made additional short-term advances to the Company which have been repaid as of April 14, 2009.  The advances were uncollateralized and due on demand.

B.  In January 2009, we discontinued brewing operations at our Chico, California brewery.  In February 2009, we entered into a three (3) year contract brewing agreement with an unrelated brewery located in California and as a result will outsource the brewing and bottling of all our beers in 2009.  As a result of the decision to close our brewing facility, we expensed an impairment charge to fixed assets of $82,730 in 2008 ..  We have retained an independent equipment broker to sell our brewery equipment and are obligated to pay him a 10% commission on any completed transactions.  As a result, our equipment was fairly valued at $152,590 as of December 31, 2008 and is listed on the Balance Sheet as Assets Held For Sale.

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

The Principal Executive Officer and Principal Financial Officer conducted an update review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are not effective to provide reasonable assurance that information  required to be disclosed  by the Company is accumulated and communicated to management, including our Principal Executive Officer and our Principal Financial Officer, to allow timely decisions regarding required disclosure and we refer you to Exchange Act Rule 13a-15(e).  The principal deficiency in our disclosure controls and procedures is our lack of a dedicated Chief Financial Officer who is primarily responsible for our public disclosures and financial reporting.

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

On April 26, 2010, the Company concluded that it will amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Forms 10-Q for the quarters ended, March 31, 2009, June 30, 2009, and September 30, 2009 to properly account for forgiveness of debt and interest by a related party. Gains on forgiveness of debt previously recognized in the consolidated statement of operations should have been recorded as capital contributions to additional paid-in capital in the consolidated balance sheet and in the consolidated statement of stockholders’ deficit.

These accounting errors and the corresponding restatements have resulted in management’s determination that a material weakness existed with respect to the internal controls over financial reporting related to accounting for non-recurring complex accounting transactions. The material weakness existed at December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 and was not identified until April 2010.  To remediate this material weakness, in April 2010, management retained a financial consultant to design, implement and improve processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated to the extent practicable; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP.  Although management has implemented these additional control procedures to remediate this material weakness, we believe that additional time and testing are necessary before concluding that the material weakness has been remediated.

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

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, and is due in full March, 2008.  As of December 31, 2008, the Tiffany Grace note had current maturities of $ 8,708.  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and are payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of December 31, 2008, the Power Curve and Lone Oak notes had accrued interest of $ 6,750 and $ 1,191 respectively and short-term maturities of $50,000 and $11,054 ..

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

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of December 31, 2008 the note had accrued interest of $4, 969 ..

During the twelve months ended December 31, 2007, John Power and Power Curve, Inc. made advances to the Company of $115,000 and $155,000, respectively. The advances were uncollateralized and due on demand.  On December 31, 2007, John Power and Power Curve, Inc. converted these advances of $115,000 and $155,000, respectively, into collateralized long-term debt. The notes bear interest at 8% and mature December 31, 2008 and are collateralized by all tangible and intangible assets but junior to all prior perfected liens against those assets.  As of December 31, 2008, these notes had no current maturities and long-term maturities of $ 0 and $1 00 ,000 respectively and had accrued interest of $ 0  and $ 16,000  respectively.

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

In January, 2008, the Company issued a Convertible Debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share ..  This debenture remains outstanding as of March 31, 2009.

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

Effective December, 2008, the Company issued its Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share ..   The debenture is collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary. The debenture was issued to a major shareholder.  The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.

The total value of the beneficial conversion feature applicable to this debenture representing deferred financing fees is $75,630 which was credited to Additional paid in capital and charged to deferred financing fees.

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.  The total value of the beneficial conversion features applicable to advances under the credit facility during 2008 and 2007 representing deferred financing fees of $ 105,660 and $ 95,270 were credited to Additional paid in capital and charged to deferred financing fees associated with the advances under this Agreement.

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

ATHENA SILVER CORPORATION (formerly GOLDEN WEST BREWING COMPANY, INC. )

Date: May 20, 2010	By:_/s/ John C. Power______ John C. Power, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

__/s/ John C. Power___ John C. Power	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary & Director	May 20, 2010

__/s/ Brian Power____ Brian Power	Director	May 20, 2010