Form 10-Q/A
period 2009-03-31
ATHENA SILVER CORP
filed 2010-05-21
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

As of May 15, 2009, the Registrant had 3,404,525 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	Page

	Consolidated Balance Sheets as of March 31, 2009 (Restated) and December 31, 2008 ( Restated )	5

	Consolidated Statements of Operations for the three months ended March 31, 2009 and March 31, 2008	6

	Consolidated Statement of Stockholders’ Deficit March 31, 2009	7

	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008	8

	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations

	Plan of Operations	2 8

	Liquidity and Capital Resources	3 2

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	3 8

Item 4.	Controls & Procedures	3 8

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	3 9

Item 1A	Risk Factors	3 9

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	3 9

Item 3.	Defaults Upon Senior Securities	3 9

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

EXPLANATORY NOTE

The primary purpose of this Amendment No. 1 on Form 10-Q/A is to restate the consolidated financial statements for the fiscal quarter ended March 31, 2009, presented in our Quarterly Report on Form 10-Q initially filed with the Securities and Exchange Commission (“SEC”) on May 20, 2009 (the “Original Filing”).

As previously reported, subsequent to the issuance of our interim financial statements on Form 10-Q for the first quarter ended March 31, 2009, management discovered a financial statement error that related to the fiscal year ended December 31, 2008 that caused an understatement of the previously reported net loss for the year ended December 31, 2008 by $191,800, or $0.06 per common share. This error relates to the accounting for forgiveness of debt by a related party. As a result of this error, total other expense for the fourth quarter of fiscal 2008 was understated by $191,800 due to the recording of debt forgiveness by a related party as other income item and the understatement of additional paid-in capital by a like amount. See Note 2 to the Notes to the consolidated interim financial statements for more details on this error and the related financial statement effect.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the Original Filing except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the Original Filing or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q. The following items have been amended as a result of the restatement:

Part I – Item 1 (Financial Information), Part I – Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Part I – Item 4 (Controls and Procedures), have been amended from the Original Filing as a result of the restatement. In addition, Part II – Item 6 (Exhibits) has been amended to include new certifications executed as of the date of this Form 10-Q/A by our Chief Financial Officer.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET AS OF
Current Assets:	(Unaudited) March 31, 2009 (Restated)	December 31.2008 (Restated)
Cash and cash equivalents	$ 3,797	$ 21,201
Accounts receivable, net of allowance for doubtful accounts of $0.00 and $23,849 at March 31, 2009 and December 31, 2008 respectively	14,079	39,178
Inventory (Note 1)	95,653	109,495
Marketable Securities (Note 3 )	38,540	73,952
Prepaid Expenses	2,014	8,976
Total current assets	154,083	252,802
Fixed Assets:
Property and equipment from discontinued operations held for sale (Note 1)	139,116	152,590
Other Assets:
Intangibles, net of accumulated amortization of $17,917 and $16,667 at March 31, 2009 and December 31, 2008, respectively	18,093	16,068
Deferred financing costs, net of accumulated amortization of $ 23,311 and $ 5,858 at March 31, 2009 and December 31,2008, respectively. (Note 4 )	67,469	84,922
Other assets	1,717	7,709
Total other assets	87,279	108,699
Total Assets	$ 380,478	$ 514,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$443,045	$445,353
Accrued expenses	300,261	265,105
Checks issued in excess of funds available	5,814	6,095
Lines of credit payable (Note 4 )	33,631	32,555
Advances – related parties (Note 4 )	(425)	7,425
Notes payable – other, current portion (Note 4 )	68,731	68,731
Notes payable – related party, current portion (Note 4 )	1,122,304	1,109,054
Total current liabilities	1,973,361	1,934,318
Long-term liabilities:
Note payable – related party, net of current portion (Note 4 )	-	-
Total long-term liabilities	-	-
Total Liabilities	1,973,761	1,934,318
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 9 ,10 and 1 1 )
Stockholders’ Deficit:
Preferred Stock, $.0001 par value, 5,000,000 shares authorized, 300,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008	30	30
Common stock, $.0001 par value, 20,000,000 shares authorized, 3,404,525 shares issued and outstanding as of March 31, 2009 and December 31, 2008	340	340
Additional paid-in capital	1,897,771	1,898,015
Accumulated (deficit)	(3,491,024)	(3,318,612)
Total Stockholders’ Deficit	(1,592,883)	(1,420,227)
Total Liabilities and Stockholders’ Deficit	$ 380,478	$ 514,091

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE THREE MONTHS ENDED MARCH 31,

	(Unaudited)	(Unaudited)
	2009	2008
Revenues	$ 48,110	$ 286,299
Less: Excise taxes	(1,880)	(12,317)
Net revenues	46,230	273,982
Cost of sales	42,844	211,734
Gross profit (loss)	3,386	62,248
Operating expenses:
Amortization	1,250	1,586
Legal and accounting	26,797	19,582
Management compensation	11,250	35,586
Stock-based compensation ( N ote 1 1 )	3,338	3,338
Selling expenses	5,256	34,542
Other	22,379	48,712
Total operating expenses	70,269	143,346
Other Income (Expense):
Miscellaneous income	1,289	67
Deferred Financing Costs	(17,453)	(38,814)
Loan Fees	-	(9,000)
Gain (Loss) on sale of marketable securities	(17,703)	-
Interest expense	(27,606)	(27,720)
Total other (expense)	(61,473)	(75,467)
Loss from continuing operations	(128,356)	(156,565)

Discontinued operations
Revenues from discontinued operations	-	65,800
Expenses from discontinued operations	(37,30 3)	(88,992)
Loss on equipment sales	(6,753)	-
Loss from discontinued operations	(44,056)	(23,192)
Net (Loss)	$ (172,412)	$ (179,575)
Preferred dividends	3,582	6,674
Net Loss attributable to common shareholders	$ (175,994)	(186,431)
Net Loss per share	$ (.05)	$ (.06)
Net loss attributable to continuing operations	$ (135,110)	$ (156,565)
Net Loss per share	$ (.04)	$ (..05)
Let loss attributable to discontinued operations	$ (44,056)	$ (23,192)
Net Loss per share	$ (.01)	$ (.01)
Weighted Average Shares Outstanding	3,371,816	3,025,167

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
MARCH 31, 2009 (RESTATED) (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Totals

Balance, December 31, 2007	300,000	30	3,335,000	334	1,485,033	(2,221,948)	(736,551)

Shares issued for compensation at $0.50, March, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, March, 2008			18,000	1	8,999		9,000
Deferred financing costs on line of credit for three months ended March 31, 2008					80,960		80,960
Shares issued for compensation at $0.50, June, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, June, 2008			3,500		1,750		1,750
Deferred financing costs on line of credit for three months ended June 30, 2008					17,830		17,830
Shares issued for trade liability at $.30 per share, September, 2008			21,225	2	6,365		6,367
Shares issued for loan fees at $.25 per share, August, 2008			1,500		375		375
Shares issued for compensation at $.25 per share, August, 2008			6,000	1	1,499		1,500
Stock-based compensation – options					13,352		13,352
Deferred financing costs on line of credit for three months ended September 30, 2008					6,830		6,830
Shares issued for compensation at $.10 per share, December 1, 2008			6,000		600		600
Shares issued for loan fees at $.10 per share, December, 2008			1,300		130		130
Deferred financing costs on line of credit for three months ended December 31, 2008					90,820		90,820
Dividends on Preferred Stock for the year ended 12-31-08					(14,326)		(14,326)
Contributed capital – forgiveness of related party debt and accrued interest expense, December 2008 (Restated)					191,800		191,800
Net (Loss) (Restated)	-	-	-	-	-	(1,096,664)	(1,096,664)
Balance, December 31, 2008 (Restated)	300,000	30	3,404,525	340	1,898,015	(3,318,612)	(1,420,227)

Stock-based compensation – options					3,338		3,338
Dividends on Preferred Stock for the quarter ended 3-31-09					(3,582)		(3,582)

Net (Loss)	-	-	-	-	-	(172,412)	(172,412)
Balance. March 31, 2009 (Restated)	300,000	30	3,404,525	340	1,897,771	(3,491,024)	(1,592,883)

GOLDEN WEST BREWING COMPANY AND SUBSIDAR IES CONSOLIDATED STATEMENTS OF CASH FLOWS		For the three months ended March 31 (unaudited),
	2009	2008
Cash Flows from Operating Activities:
Net loss	$ (172,412)	$ (179,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	7,845
Amortization of intangibles	1,250	40,400
Stock-Based Compensation and expenses	3,338	3,338
Deferred financing costs and loan fees	17,453	9,000
Loss on sale of equipment	6,753	-
	28,794	60,583
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	25,099	(55,535)
Inventories	13,842	(67,677)
Prepaid expenses & other assets	6,962	1,319
Marketable Securities	35,412	-
Increase (decrease) in:
Checks written in excess of funds available	(281)	(20,643)
Accounts payable	(2,308)	55,988
Accrued Expenses	31,574	28,826
	110,300	(57,722)

Net cash (used in) operating activities	(33,318)	(17 6 , 896 )

Cash Flows from(used in) Investing Activities:
Investment in fixed assets	-	(775)
Net proceeds from (investment in) intangibles and other assets	9,438	(22,309)
Net cash from (used in) investing activities	9, 438	(23,084)
Cash Flows from Financing Activities:
Net Increase in Notes Payable	6,476	197,043
Net cash from financing activities	6,476	197,043

Increase (Decrease) in Cash and Cash Equivalents	$ (17,404)	$ (2,937)
Cash and Cash Equivalents, beginning of period	21,201	4,684
Cash and Cash Equivalents, end of period	$ 3,797	$ 1,747

Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 1,035	$ 98,100

GOLDEN WEST BREWING COMPANY AND SUBSIDIAR IES

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

Description of Business - Golden West Brewing Company, Inc., a Delaware Corporation, and its wholly-owned California subsidiary Golden West Brewing Company were formed in 2003 for the purpose of acquiring Butte Creek Brewing Company, LLC ("Butte Creek").  The acquisition of Butte Creek was completed on August 31, 2005.  In 2008, the Company formed a wholly-owned Washington subsidiary, Golden West Brewing, Inc. which is engaged in the business of investing in speculative securities. Together these entities are referred to as the “Company” on a consolidated basis.

In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, and its results of operations for the three month periods ended March 31, 2009 and 2008 and its cash flows for the three month periods ended March 31, 2009 and 2008 and the statement of stockholder’s deficit as of March 31, 2009 and December 31,2008. The accompanying financial statements should be read in conjunction with the financial statements for the year ended December 31, 2008 contained in our Form 10-K filed on April 14, 2009. All inter-company account balances and transactions are eliminated in consolidation.

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

We incurred a loss from discontinued operations of $263,953 in 2008 and $37,302 for the three months ended March 31, 2009 related to the closure of our brewing facility.

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

Consolidated Balance Sheet Effects of Restatement :

	December 31, 2008
	Originally Reported	Restatement	Restated Amount

Total Assets	$ 514,091	$ -	$ 514,091

Total Liabilities	1,934,318	-	1,934,318
Stockholders’ Equity:
Preferred stock	30	-	30
Common stock	340	-	340
Additional paid-in capital	1,706,215	191,800	1,898,015
Accumulated (deficit)	(3,126,812)	(191,800)	(3,318,612)
Total Liabilities and Stockholders’ Deficit	$ 514,091	$ -	$ 514,091

3 ..  Marketable Securities

In 2008, we formed a wholly-owned Washington subsidiary, Golden West Brewing, Inc. which is engaged in the business of investing in speculative securities.   The following table sets forth marketable securities owned as of March 31, 2009 together with a presentation of realized losses for the period of $ 17,702 ..

No. of Shares	Security	Historical Cost	Market Value @ 3/31/09	Gain (Loss) 1st Qtr, 2009	Gain (Loss) Prior Period s
9,353	Edge Petroleum Convertible Preferred	$ 60,104	$11,598	$ (3,928)	$ (44,578)
22,000	Dollar Thrifty Auto Group	22,346	25,752	1,554	1,852
7,000	Mendocino Brewing Company	1,440	1,190	(250)	-
10,000	Edge Petroleum Conv. Preferred	54,182	-	(7,520)	(37,582)
1,200	S L Green Realty – Series C Preferred	16,875	-	(5,998)	753
Total		$ 154,947	$38,540	$(17,702)	$(76,434)

3. Lines of Credit and Notes Payable:

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of March 31, 2009, the Tiffany Grace note had current maturities of $ 8,708 ..  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and were payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of March 31, 2009, the Power Curve and Lone Oak notes had accrued interest of $7,875 and $1,440 respectively and short-term maturities of $50,000 and $11,054, respectively ..  Payments of $7,000 and $8,000 were made to Lone Oak and Power Curve notes, respectively, in May 2009 on these notes.

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

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture is in the principal amount of $30,000 is not collateralized and is repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 ..  As of March 31, 2009, this debenture remains unpaid and has not been converted by the holder into common stock.   The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of the beneficial conversion feature representing deferred financing fees is $15,110 which was credited to Additional paid in capital and charged to deferred financing fees in 2008.

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

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminated on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminated on December 31, 2008.   The total value of the beneficial conversion features applicable to advances under the credit facility during 2008 and 2007 representing deferred financing fees is $105,660 and $95,270 which was credited to Additional paid in capital and charged to deferred financing fees associated with the advances under this Agreement.

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

Notes Payable March 31, 2009	Current Portion	Long-Term Portion	Accrued Interest	Interest Rate	Maturity Date	Collateralized
Lines of Credit
Bank of America (Atmore)	$ 9,193	-	-	27.98%	Demand	No
Wells Fargo (Atmore)	24,438	-	-	14.25%	Demand	No

TOTAL	$ 33,631	-	-

Notes Payable – Related Parties
Power Curve, Inc. #1	$ 50,000	-	$ 7,875	9%	Sep., 2008	Yes
Power Curve, Inc. #2	90,000	-	14,175	9%	Dec., 2008	Yes
Power Curve, Inc. #3	100,000	-	18,000	8%	Dec., 2008	Yes
John C. Power #1	215,000	-	33,863	9%	Dec., 2008	Yes
Credit Facility	343,000	-	31,074	8%	Dec., 2008	No
Lone Oak Vineyards	11,054	-	1,440	9%	Sep., 2008	Yes
John Gibbs	183,250	-	4,323	6%	Dec., 2009	Yes
Cliff Neuman, PC	30,000	-	600	8%	Dec., 2008	No

Sea Ranch Lodge & Village	100,000	-	21,000	12%	Demand	No
TOTAL	$ 1,122,304	-	$ 132,349

Notes Payable - Unaffiliated
Tiffany Grace	$ 8,708	$ -	$ 381	9%	Mar., 2008	Yes
B. Detweiller	8,136	-	5,132	8%	Demand	No
Hirschburg	10,000	-	1,672	10%	Demand	No
BRK Holdings, LLC	17,950	-	2,748	12.246%	Demand	No
Dayton Misfeldt Trust	23,937	-	2,693	9%	Dec., 2008	Yes
TOTAL	$ 68,731	$ -	$ 12,626

The Company has pledged substantially all of its assets to secure some of its notes and obligations. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

4.      Related Party Transactions

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of March 31, 2009, the Tiffany Grace note had current maturities of $ 8,708 ..  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and were payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of March 31, 2009, the Power Curve and Lone Oak notes had accrued interest of $7,875 and $1,440 respectively and short-term maturities of $50,000 and $11,054 ..   Payments of $7,000 and $8,000 were made to Lone Oak and Power Curve, respectively, on their notes in May 2009.

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

In March, 2008, the Company borrowed the principal sum of $50,000 from one lender, the proceeds of which were used for working capital.  The note is repayable, together with interest at the rate of 10% per annum, on or before May 31, 2008.  The promissory note is collateralized by a UCC security interest against the Company’s inventory and accounts receivable associated with the launch of its new brand Blue Marble Organic Pilsner.  The loan is guaranteed by John C. Power, the Company’s Chief Executive Officer.  As of March 31, 2009, the balance of this note was $10,000 plus accrued interest of $ 1,672.

Effective December, 2008, the Company issued its Convertible Debenture in the principal amount of $200,000 to evidence a credit facility.  The debenture accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The debenture is convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share, which was at or above the public trading price of the Company’s common stock on the date of grant.   The debenture is collateralized by the assets owned by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.   The debenture was issued to a major shareholder.  The fair value of the beneficial conversion feature represents financing fees under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.   The total value of the beneficial conversion feature applicable to this debenture representing deferred financing fees is $75,630 which was credited to Additional paid in capital and charged to deferred financing fees ..

During the years ended December 31, 2007 and 2008,  affiliates of Mr. Power made short-term advances to the Company that remained unpaid as of December 31, 2008 and March 31, 2009 in the amounts of $107,425 and $100,000 respectively.   The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $21,000 as of December 31, 2008 and March 31, 2009, respectively ..

Subsequent to March 31, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company which have been repaid as of May 20, 2009.  The advances were uncollateralized and due on demand.

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminated on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminated on December 31, 2008.   The total value of the beneficial conversion features applicable to advances under the credit facility during 2008 and 2007 representing deferred financing fees is $105,660 and $95,270 which was credited to Additional paid in capital and charged to deferred financing fees associated with the advances under this Agreement.

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

On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company “Butte Creek”) a wholly-owned subsidiary of Golden West Brewing Company, a California corporation, (“GWBCA”), itself  a wholly-owned subsidiary of Golden West Brewing Company, Inc., a Delaware corporation entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes are due and payable July 31, 2009.  Each Note is secured by a Security Agreement covering GWBCA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.

The remaining outstanding balance s on these notes as of May 15, 2009 are $24,000 to Neuman plus accrued interest and $17,844 to Power plus accrued interest.

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

3 ..  Shana Capital and Webquest each executed and delivered an Agreement to Convert Debt pursuant to which each agreed to convert their respective Advances owed to them by the Company that had been acquired from Power in the amount of $112,500 into 150,000 shares of Series A Convertible Preferred Stock of the Company (the “Series A Preferred Stock”), or an aggregate of 300,000 shares of Series A Preferred Stock, valued at $0.75 per share.

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

B. In May 2009, we entered into an agreement to sell the majority of our brewing equipment for $170,000 and received a deposit of $30,000 towards the purchase.   In January 2009, we discontinued brewing operations at our Chico, California brewery.    As a result of the decision to close our brewing facility, we expensed an impairment charge to fixed assets of $82,730 in 2008 ..  We have retained an independent equipment broker to sell our brewery equipment and are obligated to pay him a 10% commission on any completed transactions.  As a result, our equipment and property was fairly valued at $152,590 and $139,116 as of December 31, 2008 and March 31, 2009 respectively and is listed on the Balance Sheet as Assets Held For Sale

C.  On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company “Butte Creek”) a wholly-owned subsidiary of Golden West Brewing Company, a California corporation, (“GWBCA”), itself  a wholly-owned subsidiary of Golden West Brewing Company, Inc., a Delaware corporation entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which Butte Creek borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes are due and payable July 31, 2009.  Each Note is secured by a Security Agreement covering GWBCA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.

The remaining outstanding balance on these notes as of May 15, 2009 are $24,000 to Neuman plus accrued interest and $17,844 to Power plus accrued interest.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) gives effect to the restatement discussed in Note 2 of the Notes to the Consolidated Financial Statements.

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

Operating and Financial Review and Prospects

Operating Results

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008:

REVENUES.  Gross Revenues and Revenues net of excise taxes (“Net Revenues”) were $48,110 and $46,230, respectively, for the three months ended March 31, 2009.    Net Revenues were decreased  $227,752 or 83 .. 1% as compared to net revenues of $273,982 for the three months ended March 31, 2008.   Our lack of working capital and inability to maintain adequate inventory was the primary cause of our decrease in sales.  Furthermore, we closed our brewery in January 2009 and eliminated all of our contract brewing sales.  It also took longer to commence outsourcing of our production than we had anticipated.

COST OF GOODS SOLD Cost of goods sold for the three months ended March 31, 2009 was $42,844 or 89% of beer sales revenues compared to $211,734 or 77.3% of net sales for the three months ended March 31, 2008.    Our Cost of Goods Sold as a percentage of sales increased due to higher prices for raw materials and a substantial decrease in our production due to the closure of our brewing facility in January 2009

GROSS PROFIT Gross profit for the three months ended March 31, 2009 was $ 3,386 or 7.3 % of net revenues compared to $62,248 or 22.7% of net revenues for the three months ended March 31, 2008. Our Gross Profit decreased due to our significant reduction of sales and our higher Cost of Goods Sold as described above

OPERATING EXPENSES Total operating expenses decreased $94,438 or 51.8% to $87,723 for the three months ended March 31, 2009.    Components of operating expenses were:

*	Amortization expense was $1,250 for the three months ended March 31, 2009 compared to $1,586 for the three months ended March 31, 2008.
*

Management compensation was $11,250 for the three months ended March 31, 2009 compared to $ 35,586 for the three months ended March 31, 2008.  The decrease was related to a reduction of salaried employees.

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
*

Deferred Financing Costs   were $17,453 for the quarter ended March 31, 2009 which were reduced by 55% from the same period in 2008.     Deferred financing costs applicable to the $343,000 Credit Facility were completely amortized during 2008 resulting in a decrease in deferred financing cost amortization in 2009.

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

OTHER INCOME & EXPENSE.  Net other income and expense was a loss of  $50,773  for the three months ended March 31, 2009 compared to loss of $36,653 for the three months ended March 31, 2008.   The higher loss was primarily the result of our sale of marketable securities during the three months ended resulting in a net loss from the sale of securities for this three months ended March 31, 2009 of $17,703.    In addition, we also had a loss on the sale of equipment in the amount of $6,753.

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

We had negative cash and cash equivalents and a working capital deficit of $1,819,27 8 at March 31, 2009.  Our total debt, all short-term, was $ 1,224,241 at March 31, 2009.  We do not have sufficient cash on hand or available credit facilities to continue operations  and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. We have raised capital through the sales of unregistered securities and advances and/or loans from its officers and directors to acquire Butte Creek, and fund operating losses and working capital needs  after its acquisition.   There are no assurances that we will be able to secure additional capital to maintain the operations.

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

Lines of Credit

The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14.25 % as of March 31, 2009. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek's former general manager. The outstanding balance as of March 31, 2009 was $24,438.   Under our separation agreement with Atmore, we were obligated to pay this indebtedness but did not have the resources to pay this obligation.  We are delinquent on our monthly payments for this obligation.

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

Notes Payable

Between March and September 2005, the Company borrowed a total of $125,000 from three lenders: $50,000 in July 2005 from Power Curve, Inc. (a company controlled by John Power); $50,000 in May 2005 from Lone Oak Vineyards, Inc. (a company controlled by Brian Power); and $25,000 in March 2005 from Tiffany Grace, an unaffiliated party.  The loans were used to pay off Butte Creek's loans to Tri County Economic Development Corporation, purchase additional equipment and provide working capital. The Tiffany Grace note, which was executed on September 9, 2005 accrues interest at the rate of 9% per annum, is payable in monthly payments of principal and interest based upon a five year amortization, was due in full March, 2008.  As of March 31, 2009, the Tiffany Grace note had current maturities of $ 8,708 ..  The Power Curve and Lone Oak notes were executed in September, 2005, accrue interest at the rate of 9% per annum, and were payable in full in 2008. The loans are collateralized by a security interest covering all of our tangible and intangible assets.  As of March 31, 2009, the Power Curve and Lone Oak notes had accrued interest of $7,875 and $1,440 respectively and short-term maturities of $50,000 and $11,054 ..    Payments of $7,000 and $8,000 were made to Lone Oak and Power Curve, respectively, as payment on these notes in May 2009.

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

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminates on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Facility which terminates on December 31, 2008.   The total value of the beneficial conversion features applicable to advances under the credit facility during 2008 and 2007 representing deferred financing fees is $105,660 and $95,270 which was credited to Additional paid in capital and charged to deferred financing fees associated with the advances under this Agreement.

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

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"), and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At March 31, 2009, the Company had alcohol excise taxes payable to federal and state taxing authorities of $ 6,129 .. The detail of those taxes payable is as follows:

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009, and 2008, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALTITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash and cash equivalents are nominal and do not yield any return.  Our credit facilities are at fixed rates and are not subject to market risk.

ITEM 4.	CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial Officer, John C. Power, has established and is currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.  Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

These accounting errors and the corresponding restatements have resulted in management’s determination that another material weakness existed with respect to the internal controls over financial reporting related to accounting for non-recurring complex accounting transactions. The material weakness existed at December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 and was not identified until April 2010.  To remediate this material weakness, in April 2010, management retained a financial consultant to design, implement and improve processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated to the extent practicable; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP.  Although management has implemented these additional control procedures to remediate this material weakness, we believe that additional time and testing are necessary before concluding that the material weakness has been remediated.

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

The Company is currently in default under the following commitments:

1.

Promissory Notes in favor of Power Curve, Inc. ($50,000 plus $7,875in interest), Lone Oak Vineyards, Inc. ( $11,054 plus $1,440 in interest), Tiffany Grace ( $9,089) and the Dayton Misfeldt Trust ( $23,937 plus $2,693 in interest) which are secured by a senior lien on all tangible and intangible assets of Golden West Brewing Company, a California corporation.

2.

Credit Facility in the amount of $343,000 and accrued interest of $31,074 matured on December 31, 2008 and was not repaid.

3.

Notes payable to John C. Power and a company controlled by John C. Power in the amount of $355,000 plus accrued intrest of $66,038 matured on December 31, 2008 and was not repaid.

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

GOLDEN WEST BREWING COMPANY, INC.

Date: May 2 1 , 2009	By: _/s/ John C. Power____ John C. Power, Chief Financial Officer, Principal Accounting Officer