Form 10-Q
period 2010-03-31
ATHENA SILVER CORP
filed 2010-05-21
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 000-51808

ATHENA SILVER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	25-1909408
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2010A Harbison Drive #312, Vacaville, CA	95687
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (707) 884-3766

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   o    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer o	Accelerated filer o	Non-accelerated filer o	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  o   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On May 20, 2010 there were 22,220,000 shares of the registrant’s common stock, $.0001 par value, outstanding.

ATHENA SILVER CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$ 40,386	$ 143
Accounts receivable, net	18,856	11,104
Prepaid expenses and other current assets	36,390	1,000
Assets of discontinued brewing operations	10,114	46,385
Total current assets	105,746	58,632

Mining rights	50,000	–
Other assets	64,419	21,029
Total assets	$ 220,165	$ 79,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 360,330	$ 350,721
Accrued liabilities	230,993	216,428
Short-term debt – non-affiliates	49,981	54,507
Short-term debt – related parties	477,104	509,404
Derivative contract liability	62,780	–
Checks issued in excess of funds available	4,036	3,407
Total current liabilities	1,185,224	1,134,467

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.0001 par value, 100,000,000 shares authorized; 21,875,000 and 20,000,000 shares issued and outstanding, respectively	2,187	2,000
Additional paid-in capital	2,731,938	2,544,625
Accumulated deficit – prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(97,753)	–
Total stockholders’ deficit	(965,059)	(1,054,806)
Total liabilities and stockholders’ deficit	$ 220,165	$ 79,661

See notes to unaudited condensed consolidated financial statements

ATHENA SILVER CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

		Three Months Ended March 31,		Inception of Exploration Stage (January 1, 2010) through March 31, 2010
		2010	2009

Revenue		$ –	$ –	$ –

Operating expenses:
General and administrative		(40,687)	(70,269)	(40,687)
Mineral property and exploration costs		(44,656)	–	(44,656)
Total operating expenses		(85,343)	(70,269)	(85,343)

Other income (expense):
Interest expense		(13,850)	(27,606)	(13,850)
Amortization of deferred financing costs		–	(17,453)	–
Loss on marketable securities		–	(17,703)	–
Other income		554	1,289	554
Total other income (expense)		(13,296)	(61,473)	(13,296)

Loss from continuing operations		(98,639)	(131,742)	(98,639)
Income (loss) from discontinued brewing operations	﷐	886	(40,670)	886
Net loss		(97,753)	(172,412)	(97,753)
Dividends on preferred stock		—	(3,582)	—
Net loss attributable to common shareholders		$ (97,753)	$ (175,994)	$ (97,753)

Basic and diluted net loss per common share:
Basic and diluted net loss per share from continuing operations		$ (0.00)	$ (0.04)
Basic and diluted net loss per share from discontinued brewing operations		$ (0.00)	$ (0.01)
Basic and diluted net loss per common share		$ (0.00)	$ (0.05)
Weighted average common shares outstanding - basic and diluted		20,927,667	3,371,816

See notes to unaudited condensed consolidated financial statements

ATHENA SILVER CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2009	20,000,000	$ 2,000	$ 2,544,625	$ (3,601,431)	$ –	$ (1,054,806)
Issuance of common stock for cash	1,655,000	165	165,335	–	–	165,500
Issuance of common stock for mining rights	220,000	22	21,978	–	–	22,000
Net loss	–	–	–	–	(97,753)	(97,753)
Balance at March 31, 2010	21,875,000	$ 2,187	$ 2,731,938	$ (3,601,431)	$ (97,753)	$ (965,059)

See notes to unaudited condensed consolidated financial statements

ATHENA SILVER CORPORATION (AN EXPLORATION STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,		Inception of Exploration Stage (January 1, 2010) through March 31, 2010
	2010	2009
Cash flows from operating activities:
Net loss	$ (97,753)	$ (172,412)	$ (97,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	–	1,250	–
Amortization of deferred financing costs	–	17,453	–
Share-based compensation expense to employees	–	3,338	–
Loss on sale of assets of discontinued brewery operations	–	6,753	–
	–	28,794	–
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,752)	25,099	(7,752)
(Increase) decrease in prepaid expenses and other	(35,390)	6,962	(4,000)
(Increase) decrease in marketable securities	–	35,412	–
Decrease in assets of discontinued brewing operations	36,271	13,842	36,271
Increase (decrease) in accounts payable	9,608	(2,308)	9,608
Increase in accrued liabilities and other	46,585	31,293	15,195
	49,322	110,300	49,322

Net cash used in operating activities	(48,430)	(33,318)	(48,430)

Cash flows from investing activities:
Acquisition of mining rights	(50,000)	–	(50,000)
Net proceeds from fixed assets, intangibles and other	10,000	9,438	10,000
Net cash used in investing activities	(40,000)	9,438	(40,000)

Cash flows from financing activities:
Borrowings from short-term debt – non-affiliates	474	–	434
Repayments of short-term debt – non-affiliates	(5,000)	(6,774)	(5,000)
Borrowings from short-term debt – related parties	30,162	30,000	30,162
Repayments of short-term debt – related parties	(62,462)	(16,750)	(62,462)
Net proceeds from issuance of common stock	165,500	-	165,500
Net cash provided by financing activities	128,674	6,476	128,674

Net increase (decrease) in cash	$ 40,243	$ (17,404)	$ 40,244
Cash and cash equivalents, beginning of period	$ 143	$ 21,201	$ 142
Cash and cash equivalents, end of period	$ 40,386	$ 3,797	$ 40,386

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 527	$ 1,035	$ 527
Cash paid for income taxes	$ –	$ –	$ –
Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for mining rights	$ 22,000	$ –	$ 31,390
Derivative contract liability issued for mining rights	$ 31,390	$ –	$ 22,000

ATHENA SILVER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

In this Form 10-Q, we use the terms “Athena,” “we,” “our,” “ourselves,” and “us” to refer to Athena Silver Corporation and its subsidiaries.

1.

Organization, Liquidity and Management’s Plans:

Organization:

We were incorporated in the State of Delaware on December 23, 2003.  We are now an Exploration Stage Company.  Our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether the property that we lease contains mineral reserves that are economically recoverable.

Originally, we were formed to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC, (“Butte Creek”) a California limited liability company engaged in the craft brewing business.   Our acquisition of Butte Creek was completed on August 31, 2005 through our wholly-owned subsidiary Golden West Brewing Company, a California corporation (“GWBC-CA”).   In 2008, we formed a wholly-owned subsidiary in Washington, Golden West Brewing, Inc., which was formed to make an acquisition that did not materialize.  We utilized this subsidiary in 2009 and 2008 to make investments in marketable securities.   In January 2009, we formed a Delaware subsidiary of GWBC-CA, Butte Creek Brands, LLC, to which we assigned our craft beer brands.  We are in the process of selling and/or liquidating the assets of the above-referenced subsidiaries that were formed primarily to engage in the craft brewing business.  We plan to dispose our remaining craft brewing business assets, consisting of finished beer product inventory of $10,114 and $46,385 at March 31, 2010 and December 31, 2009, respectively, through our normal sales process and these assets are reflected as assets of discontinued brewing operations in our condensed consolidated balance sheets.  The expected manner and timing of the disposal remains uncertain but we expect the disposition to be completed in 2010. On April 5, 2010, we entered into a Memorandum of Understanding with Mendocino Brewing Company, Inc. (“Mendocino”) to transfer all of our brands and intellectual property to Mendocino in exchange for a royalty payment ranging between $0.50 and $1.00 per case sold on future production from our brands and other intellectual property transferred to Mendocino.   The royalty will be capped at $150,000.

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) to take an assignment of a Sale and Purchase Agreement and Joint Escrow Instructions dated as of December 4, 2009 (the “Purchase Agreement”).  The Purchase Agreement granted Athena Minerals an option to purchase a 413 acre group of 20 patented mining claims located in the Calico Mining District (the “Langtry Property”, or the “Property”).  This property is located at the base of the Calico Mountains northeast of Barstow, in San Bernardino County, CA.

In March 2010, Athena Minerals entered into a new Mining Lease with Option to Purchase which superseded the Purchase Agreement and granted to Athena Minerals a 20 year lease to develop and conduct mining operations on the Langtry Property, also with an option to purchase the Property.

Our primary focus during 2010 will be to evaluate historical records related to the Langtry Property and develop a plan for the exploration, development and permitting of the Property.  All annual lease payments, exploration or development and permitting applications on this property will require additional capital.

We are not able to determine at this time whether the Property contains reserves that are economically recoverable.

Liquidity:

Our condensed consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Due to our history of losses, our deficits, our substantial leverage and liquidity constraints, the satisfaction of our liabilities depends on the success of our business plan, the continued support of our shareholders, lenders, and creditors, and our ability to restructure debt obligations and obtain access to additional liquidity from debt financing and/or to raise additional capital.

There is no assurance that our initiatives to improve our liquidity and financial position will be successful. Accordingly, without this assurance, these material uncertainties create a substantial doubt that we will be able to continue as a going concern.

2.

Summary of Significant Accounting Policies:

Interim reporting:

These condensed consolidated financial statements and related notes thereto contain unaudited information as of and for the three months ended March 31, 2010 and 2009.  In the opinion of management, the statements include all the adjustments necessary, principally of a normal and recurring nature, to fairly present our condensed consolidated results of operations  and cash flows as of and for the three months ended March 31, 2010 and 2009 and financial position for the periods ended March 31, 2010 and December 31, 2009.  The condensed consolidated results of operations and the condensed consolidated statements of cash flows for the three month period ended March 31, 2010 are not necessarily indicative of the operating results or cash flows expected for the full year.  The financial information as of March 31, 2010 should be read in conjunction with the financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on May 4, 2010.

Basis of presentation:

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of consolidation:

The condensed consolidated financial statements include our accounts and the accounts of our wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications:

Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net loss.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We believe that the significant estimates, assumptions and judgments when accounting for items and matters such as capitalized mining rights, depreciation, amortization, asset valuations, asset lives, allowance for bad debts for receivables, taxes, recoverability of assets, impairments, fair value of derivatives and other provisions are reasonable, based upon information available at the time they are made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Mining rights:

We have determined that our mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the costs of mining rights are initially capitalized as tangible assets when purchased. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserves. For mining rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period.

Mining rights are stated at cost less accumulated amortization and any impairment losses. Our rights to extract minerals are contractually limited by time; however, we have an option to purchase these rights and mining claims.

Exploration costs:

Mineral exploration costs are expensed as incurred. When it has been determined that it is economically feasible to extract minerals and the permitting process has been initiated, the costs incurred to further delineate and develop the mine are considered pre-commercial production costs and will be included in construction in progress in our consolidated balance sheets. Once overburden has been removed and production has commenced, these capitalized costs will be transferred to mining rights on our consolidated balance sheets.

Derivative financial instruments:

Derivatives may be embedded in financial instruments (the "host instrument"). Embedded derivatives are treated as separate derivatives when the economic characteristics and risks are not clearly and closely related to those of the host instrument, the terms of the embedded derivative are similar to those of a stand-alone derivative and the combined contract is not held for trading or designated at fair value. These embedded derivatives are measured at fair value and any subsequent changes are recognized in the statement of operations. We are required to make significant estimates and assumptions when fair valuing these derivatives. See also Notes 3 and 4.

Basic and diluted net loss per common share:

Basic net loss per common share is based on the weighted-average number of common shares actually outstanding during each respective period ended March 31, 2010 and 2009.  The calculation of diluted net loss per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic loss per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the periods ended March 31, 2010 and 2009 were 125,000 and 3,379,500, respectively, and were comprised of outstanding stock options and potential conversion of our convertible debt into common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

Recently adopted accounting pronouncements:

In May 2009, the Financial Accounting Standards Board (“FASB”) established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB amended this standard whereby SEC filers, like ourselves, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that we have done so or disclose the date through which subsequent events have been evaluated.

Recently issued accounting pronouncements:

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which amends ASC Subtopic 820-10, “Fair Value Measurements and Disclosures,” requiring new disclosures of significant transfers in and out of Levels 1 and 2, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 activity. The new ASU also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures also should be provided about valuation techniques and inputs used to measure fair value for recurring and nonrecurring fair value measurements. The disclosures are required for either Level 2 or Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (including interim periods within those fiscal years). We are currently evaluating the impact, if any, on our financial statements.

3.

Mining Rights and Mining Lease:

On March 15, 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which granted us a 20 year lease to develop and conduct mining operations on the Langtry Property, also with an option to purchase the Property.

During the term of the Lease, we have the exclusive right to develop and conduct mining operations on the Property.   The Property is currently in the exploration stage.  All lease payments, exploration or development and permitting applications on this property will require new equity capital or loans.

We paid the Lessor $50,000 in cash and issued 220,000 shares of our common stock as initial consideration for the Lease. In addition, we are obligated to issue the Lessor additional shares of our stock on March 15th of each year during the next five years representing one percent of any additional common or preferred shares that we may issue during this time frame (the “Anti-dilution Provision”). We capitalized the $50,000 cash payment as mining rights in our condensed consolidated balance sheet at March 31, 2010. We capitalized the estimated $22,000 fair value of the 220,000 common shares issued and the estimated $31,390 fair value of the Anti-dilution Provision as consideration for the option portion of the Lantry Lease and included this $51,390 in other assets in our condensed consolidated balance sheet at March 31, 2010.

The Lease also requires us to issue to the Lessor, on March 15, 2011, additional common shares representing 1% of our issued and outstanding common shares on that date (the “1% Clause”) as a lease rental payment in addition to the rental payments described below. The Lease also requires us to issue the Lessor additional shares of our stock on March 15th of each year during the next five years representing one percent of any additional common or preferred shares that we may issue during this time frame as an additional first year lease rental payment (the “Lease Rental Anti-dilution Provision”).

Derivatives:

Upon execution of the Langtry Lease, we evaluated the Anti-dilution Provision and concluded that this obligation is an embedded derivative that needs to be bifurcated for valuation purposes. This derivative was determined to not be clearly and closely related to the host instrument. We used a fair value modeling technique to value this derivative and recorded a $31,390 long-term asset and a corresponding derivative contract liability in our condensed consolidated balance sheet at the March 15, 2010 effective date of the Lease. Furthermore, we are required to fair value this derivative at each reporting period and we determined that there had not been a change in fair value as of March 31, 2010 and therefore no gain or loss was recognized.

Upon execution of the Langtry Lease, we also evaluated the Lease Rental Anti-dilution Provision and concluded that this obligation is an embedded derivative that needs to be bifurcated for valuation purposes. This derivative was determined to not be clearly and closely related to the host instrument. We used a fair value modeling technique to value this derivative and recorded a $31,390 prepaid lease expense, included in prepaid expenses and other current assets and a corresponding derivative contract liability in our condensed consolidated balance sheet at the March 15, 2010 effective date of the Lease. Furthermore, we are required to fair value this derivative at each reporting period and we determined that there had not been a change in fair value as of March 31, 2010 and therefore no gain or loss was recognized.

The following is a summary of the other material provisions of the Langtry Lease:

•

The Lease commenced March 15, 2010, and has a term of 20 years expiring March 15, 2030.

•

Upon signing, we paid the Lessor $50,000 cash and issued the Lessor 220,000 shares of our common stock.

•

The Lease requires us to issue to the Lessor, on March 15, 2011, additional common shares representing 1% of our issued and outstanding common shares on that date (the “1% Clause”).

•

The Lease requires annual lease rental payments payable in arrears of $60,000 to $100,000 on March 15th of each year during the first five years of the Lease.

•

The Lease requires annual lease rental payments payable in arrears of $100,000 to $200,000 (or the market price of 10,000 to 20,000 troy ounces of silver, whichever is higher) on March 15th of each year during the final 15 years of the Lease (i.e. 2016 through 2030).

•

The Lessor is entitled to a royalty of 3% of mineral production beginning in the sixth year of the Lease.

•

We have an option to purchase the Langtry Property at any time for a purchase price of the greater of $9.0 million or the market price of 450,000 troy ounces of silver.

During the three months ended March 31, 2010, we recognized $5,278 of lease rental expense which was comprised of $2,500, or one-half of one month’s rent under the $60,000 annual cash rental requirement and $2,778, or one-half of one month’s rent under the 1% Clause. At March 31, 2010 the total fair value of the 1% Clause was estimated to be $66,660 based on an estimated 22,220,000 shares issued and outstanding and the current market price of our common shares at March 31, 2010.

The Langtry Property is also subject to a three percent (3%) net smelter royalty in favor of Mobil Exploration and Producing North America Inc. from the sale of concentrates, precipitates or metals produced from ores mined from the royalty acreage.    In addition, there is an additional 2% royalty on net smelter proceeds from silver sales above ten dollars ($10.00) per troy ounce plus an additional 2% royalty on net smelter proceeds from silver sales above fifteen dollars ($15.00) per troy ounce.

4.

Assets and Liabilities Measured at Fair Value:

       ASC 820 “Fair Value Measurements and Disclosures” establish a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

        The following table presents information about our net assets (liabilities) measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Level 1	Level 2	Level 3
Derivative contract liabilities (1)	–	–	$ 62,780

(1)

We are required to make significant estimates and assumptions when fair valuing this derivative including probabilities of equity offerings and probabilities of our future stock prices. We use an internally developed fair value model run with many iterations to fair value this derivative. Our embedded derivative contract liability is recorded in other current liabilities and when applicable, the fair value adjustment for the unrealized and realized gains/ losses recorded in total other income (expense) on our condensed consolidated balance sheet and in our condensed consolidated statements of operations, respectively.

The fair values of our other financial instruments, which include cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and short-term debt were estimated to approximately their carrying value due to the immediate or short-term maturity of these financial instruments. The fair value of amounts due to related parties is not practicable to estimate, due to the related party nature of the underlying transactions.

5.

Short-term Debt:

At March 31, 2010 and December 31, 2009, our short-term debt consisted of the following:

	March 31, 2010	December 31, 2009

Lines of credit	$ 23,895	$ 23,421
Advances – non-affiliates	–	5,000
Notes payable – non-affiliates	26,086	26,086
Total short-term debt – non-affilaites	$ 49,981	$ 54,507

Advances – related parties	$ 18,391	$ 49,941
Notes payable – related parties	458,713	459,463
Total short-term debt – related parties	$ 477,104	$ 509,404

During the three months ended March 31, 2010 and 2009, we recognized $0 and $17,453, respectively, of deferred loan fees amortization applicable to our convertible debentures included in notes payable – related parties. Deferred loan fees amortization is included in amortization of deferred financing costs in the condensed consolidated statements of operations.

6.

Commitments and Contingencies:

Under the Langtry Lease we declared our intention to expend a minimum of $2,000,000 in permitting and other preproduction costs prior to March 15, 2015. If we fail to make these expenditures we will be deemed to be in breach of the Lease and the Lessor will have the option to terminate the lease by giving us 30 days written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the lease term by giving the Lessor 30 days written notice of termination on or before February 15th of each year.

We are involved in various claims and legal actions in the ordinary course of business. In the opinion of management, the ultimate disposition of all of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

7.

Shareholders’ Deficit:

 Between January 29, 2010 and March 29, 2010, we completed the sale of an aggregate of 1,655,000 shares of common stock to two related parties and six non-affiliate investors, at a purchase price of $0.10 per share in consideration of $165,500 in cash.

On March 15, 2010 we issued 220,000 shares of common stock valued at $0.10 per share in connection with our acquisition of mining rights applicable to the Langtry Property. See also Note 3.

8.

Related Party Transactions:

During the three months ended March 31, 2010, we borrowed $30,162 and repaid $61,712 in non-interest bearing advances from/to John C. Power, our CEO, and an entity controlled by John C. Power.

During the three months ended March 31, 2010, we repaid $750 of notes payable owed to an entity controlled by John C. Power.

During the three months ended March 31, 2010, we incurred interest expense and had accrued interest payable to related parties in the following amounts:

	Interest Expense	Accrued Interest

Notes payable – John C. Power (1)	$ 9,329	$ 91,842
Notes payable – two significant investors	$ 1,163	$ 4,581

(1)

Includes entities controlled by John C. Power

During the three months ended March 31, 2010, we issued 250,000 shares of our common stock at $0.10 per share for total cash proceeds of $25,000 to John C. Power.

During the three months ended March 31, 2010, we issued 1,000,000 shares of our common stock at $0.10 per share for total cash proceeds of $100,000 to a related party who was a significant investor.

9.

Discontinued Operations:

In December 2009, we made a decision, effective January 1, 2010, to completely exit the craft brewing business in order to focus exclusively on the acquisition, exploration and exploitation of mineral resources including silver producing properties.

In late 2008, we made a decision to discontinue our brewing operations at our Chico, California brewery.  In January 2009, we closed our brewery and during the first half of 2009, we completed the sale of all of our brewery equipment. In 2008, we recorded a $263,953 loss from discontinued brewery operations, including an $82,730 impairment charge and a $6,356 loss on the sale of brewery assets held for sale. During the first half of 2009, we completed the sale of our brewery assets and during 2009, we recorded a $19,253 loss from discontinued operations which included a $7,601 impairment charge and was net of a $65,464 gain on brewery assets held for sale.

We plan to dispose our remaining craft brewing business assets, consisting of finished beer product inventory of $10,114 and $46,385 at March 31, 2010 and December 31, 2009, respectively, through our normal sales process and these assets are reflected as assets of discontinued brewing operations in our condensed consolidated balance sheets. We expect to complete the disposition of these assets through our existing sales channels and completely exit the craft brewing business during 2010. Accordingly, the results of operations for the sale of finished beer product inventory are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations. We believe that our exit costs associated with our decision to exit the brewing business to be insignificant and we believe that future gains or losses applicable to our discontinued brewing operations will not be material.

During the three months ended March 31, 2010 and 2009, we recognized income (loss) on discontinued brewing operations of $886 and ($40,670), respectively. During the three months ended March 31, 2010, our income from discontinued brewing operations was comprised of $43,035 of revenues and $42,149 of expenses applicable to the sale of finished beer product inventory. During the three months ended March 31, 2009, our loss from discontinued brewing operations included $48,110 of revenues and $44,725 of expenses applicable to the sale of finished beer product inventory as well as $37,302 of expense relating to our discontinued Chico brewery operation and a $6,753 loss on sale of brewery assets held for sale during the three months ended March 31, 2009.

10. Subsequent Events:

On April 5, 2010, we entered into an agreement with Mendocino to transfer all of our brands and intellectual property to Mendocino in exchange for a royalty payment ranging between $0.50 and $1.00 per case sold on future production from our brands transferred to Mendocino.  The royalty will be capped at $150,000 and we will recognize these revenues, if any, as a component of other operating income in our condensed consolidated statements of operations on a go-forward basis as these royalties are earned.

This agreement is intended to supersede our contract brewing arrangement with Mendocino and will not require us to provide any working capital or further investment in our discontinued brewing operations.  If we successfully complete this transaction, we intend to cancel all of our small brewery licenses and registrations with the Alcohol and Tobacco Tax and Trade Bureau and several states.

On April 8, 2010 we sold 172,500 shares of our common stock to each of John C. Power and a another related party at $0.10 per share for total cash proceeds of $34,500.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q we use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Silver Corporation and its subsidiaries.

Forward-Looking Information May Prove Inaccurate:

Some of the information presented in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts.  Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations.  Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations.

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and the Consolidated Financial Statements contained therein.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the Securities and Exchange Commission.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview:

We were incorporated in the State of Delaware on December 23, 2003.  We are now an Exploration Stage Company.  Our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether the property that we lease contains mineral reserves that are economically recoverable.

Originally, we were formed to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC, (“Butte Creek”) a California limited liability company engaged in the craft brewing business.   Our acquisition of Butte Creek was completed on August 31, 2005 through our wholly-owned subsidiary Golden West Brewing Company, a California corporation (“GWBC-CA”).   In 2008, we formed a wholly-owned subsidiary in Washington, Golden West Brewing, Inc., which was formed to make an acquisition that did not materialize.  We utilized this subsidiary in 2009 and 2008 to make investments in marketable securities.   In January 2009, we formed a Delaware subsidiary of GWBC-CA, Butte Creek Brands, LLC, to which we assigned our craft beer brands.  We are in the process of selling and/or liquidating the assets of the above-referenced subsidiaries that were formed primarily to engage in the craft brewing business.  We plan to dispose our remaining craft brewing business assets, consisting of finished beer product inventory of $10,114 and $46,385 at March 31, 2010 and December 31, 2009, respectively, through our normal sales process and these assets are reflected as assets of discontinued brewing operations in our condensed consolidated balance sheets.  The expected manner and timing of the disposal remains uncertain but we expect the disposition to be completed in 2010. On April 5, 2010, we entered into a Memorandum of Understanding with Mendocino Brewing Company, Inc. (“Mendocino”) to transfer all of our brands and intellectual property to Mendocino in exchange for a royalty payment ranging between $0.50 and $1.00 per case sold on future production from our brands and other intellectual property transferred to Mendocino.   The royalty will be capped at $150,000.

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) to take an assignment of a Sale and Purchase Agreement and Joint Escrow Instructions dated as of December 4, 2009 (the “Purchase Agreement”).  The Purchase Agreement granted Athena Minerals an option to purchase a 413 acre group of 20 patented mining claims located in the Calico Mining District (the “Langtry Property”, or the “Property”).  This property is located at the base of the Calico Mountains northeast of Barstow, in San Bernardino County, California.

In March 2010, Athena Minerals entered into a new Mining Lease with Option to Purchase which superseded the Purchase Agreement and granted to Athena Minerals a 20 year lease to develop and conduct mining operations on the Langtry Property, also with an option to purchase the Property.

Our primary focus during 2010 will be to evaluate historical records related to the Langtry Property and develop a plan for the exploration, development and permitting of the Property.  All annual lease payments, exploration or development and permitting applications on this property will require additional capital.

We are not able to determine at this time whether the Property contains reserves that are economically recoverable.

Significant Trends:

*

Working Capital Shortage.  Our history of working capital deficits makes it difficult to raise capital.  We owe delinquent taxes to the IRS and several federal and state agencies.   We have only been able to secure loans to fund minimum working capital requirements.

*	Losses from Continuing Operations. Our history of losses from continuing operations makes it difficult to raise capital for our working capital needs.

*

Control General & Administrative Expenses.  As a result of our decision to exit the craft brewing business, we have been able to reduce our general and administrative expenses.   We have eliminated most of our controllable expenses.  As of October 1, 2009, we had no full-time employees and we hire out all necessary tasks to qualified independent contractors.

*

Going Concern. Our working capital shortage and losses from continuing operations raises substantial doubts about our ability to continue as a going concern. Our audited financial statements have received going concern qualifications from our Independent Registered Public Accounting Firm.

The following discussion and analysis is for the three month periods ended March 31, 2010 and 2009, and should be read in conjunction with the Notes of our unaudited condensed consolidated financial statements for the same period.

Results of Operations:

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009:

Operating expenses:

Total operating expenses increased $15,074 or 21% to $85,656 for the three months ended March 31, 2010 as compared to $70,269 for the three months ended March 31, 2009.  Components of operating expenses were:

*

General and administrative (“G&A”) expenses decreased $29,582 or 42% to $40,687 for the three months ended March 31, 2010 compared to $70,269 for three months ended March 31, 2009 mainly as a result of reduced head count, elimination of office rent expense and a reduction of other G&A expenses resulting from our exit from the craft brewing business.

*

Mineral property and exploration costs of $44,656 were incurred for the three months ended March 31, 2010 as compared to $0 for the three months ended March 31, 2009 as a result of our transition to an Exploration Stage Company. Mineral and exploration property costs were composed of: $23,613 environmental evaluation expense, $14,626 consulting expense, $5,278 mineral lease expense and $1,139 other expense.

Other income (expense):

Total other income (expense) decreased $48,176 or 78% to $13,296 for the three months ended March 31, 2010 as compared to $61,473 for the three months ended March 31, 2009.  Components of other income (expense) were:

*

Interest expense decreased $13,756 or 50% to $13,850 during the three months ended March 31, 2010 as compared to $27,606 during the three months ended March 31, 2009 as a result of our reduced levels of debt.

*

Amortization of deferred financing costs decreased to $0 during the three months ended March 31, 2010 as compared to $17,453 during the three months ended March 31, 2009 as all deferred financing costs were fully amortized at December 31, 2009.

*

Loss on marketable securities decreased to $0 during the three months ended March 31, 2010 as compared to $17,703 during the three months ended March 31, 2009 as we sold all of our marketable equity securities during 2009.

Discontinued brewing operations:

Income from discontinued brewing operations was $886 during the three months ended March 31, 2010 as compared to a $40,670 loss during the three months ended March 31, 2009. Our loss during the three months ended March 31, 2009 included a $37,302 loss applicable to our Chico, California brewery operations which we closed in early 2009 and a $6,753 loss on sale of brewery assets during the same period.

Liquidity and Capital Resources:

We had working capital deficits of $1,079,478 and $1,075,835 at March 31, 2010 and December 31, 2009, respectively.  Our total debt, all short-term, was $527,085 and $563,911 at March 31, 2010 and December 31, 2009, respectively.  We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations.   There are no assurances that we will be able to secure additional capital to maintain operations.

During the three months ended March 31, 2010 we made $103,390 of capital expenditures to acquire mining rights and other assets. These capital expenditures consisted of a $50,000 cash payment plus 220,000 common shares valued at $22,000 plus a contractual obligation to issue the Lessor shares of our stock equal to 1% of all shares issued during the period March 15, 2010 to March 15, 2015.  The fair value of this contractual obligation was $31,390. To date, we have financed our capital expenditures through the sale of equity and short and long-term borrowings primarily from related parties and through the issuance of common shares and other non-cash consideration. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

We have no commitments, understandings or arrangements for any additional working capital other than our cash payment requirements under our cancellable lease rental obligation associated with the Langtry Lease. If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

Historical View:

Cash Used in Operating Activities

Cash used in operating activities was $48,430 and $33,318 for the three months ended March 31, 2010 and 2009, respectively.  The majority of the cash used in operating activities for the three months ended March 31, 2010 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant adjustments to net loss to arrive at cash used in operating activities for the three months ended March 31, 2010, were changes in operating assets and liabilities including a $36,271 decrease in finished beer product inventory and a $24,804 increase in accounts payable and accrued liabilities. The most significant adjustment to net loss to arrive at cash used in operating activities of continuing operations for the three months ended March 31, 2009, was a $17,453 non-cash charge applicable to deferred financing costs amortization; a $31,293 increase in accrued liabilities; a $25,099 decrease in accounts receivable; and a $13,842 decrease in finished beer product inventory.

Cash Used in Investing Activities

Cash (used in) provided by investing activities were ($40,000) and $9,438 for the three months ended March 31, 2010 and 2009, respectively.  The uses and sources of cash were as follows:

*	Acquisition of mining rights used $50,000 of cash during the three months ended March 31, 2010.
*	Net proceeds from fixed assets, intangibles and other assets provided $10,000 and $22,944 of cash during the three months ended March 31, 2010 and 2009, respectively.

Cash Provided by Financing Activities

 Cash provided by financing activities during the three months ended March 31, 2010 was $126,174 compared to $6,476 for the three months ended March 31, 2009.  The increase between the two periods principally relates to the $165,500 equity financing where we issued 1,655,000 shares of our common stock at $0.10 per share to a group of eight investors, including two related party investors.

Off Balance Sheet Arrangements:

The Company does not have and has never had any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In addition to risks inherent in operations, we are exposed to the following market risks in our business:

Excluding embedded derivatives, we own (or hold) no derivative instruments or floating rate debt and do not expect to derive a material amount of our revenues from such interest bearing securities. Currently, we have no foreign operations. We hold no equity market securities, which are subject to equity market risk relative to our own equity securities.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were ineffective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting:

As we disclosed in our Form 10-K for year ended December 31, 2009, which we filed on May 4, 2010, we determined that there was a material weakness in our internal controls over financial reporting related to the identification of and accounting for complex financial transactions including forgiveness of debt by a related party.  As a result of our performing additional procedures, these related party transactions were properly accounted for in the year-end financial statements dated December 31, 2009.

During the completion of the quarter ended March 31, 2010 financial statements, we became more familiar with the accounting for complex accounting transactions. In order to remediate these material weaknesses, in April 2010, management retained a financial consultant to design and implement and improve processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated to the extent practicable; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP. While we have implemented certain controls to address this matter in the quarter ended March 31, 2010 as described above, we do not believe that this material weakness has been remediated as of March 31, 2010.  Consequently, enhanced controls are being implemented during the second quarter of 2010. Despite the material weakness described above, we believe that the March 31, 2010 condensed consolidated financial statements are correct in all material respects.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None, except as previously disclosed.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A to Part I of our Annual Report on  Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. In the quarter ended March 31, 2010, we issued to six investors an aggregate of 405,000 shares of common stock.  These investors are “accredited investors” in the meaning of Rule 501(a) of Regulation D.  The shares, which were taken for investment purposes and not for resale and subject to restrictions on transfer, were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements thereof contained in Section 4(2) thereunder.

2.  In the quarter ended March 31, 2010, we issued to two officers of the Company an aggregate of 1,250,000 shares of common stock.  Both officers are “accredited investors” in the meaning of Rule 501(a) of Regulation D. The shares, which were taken for investment purposes and not for resale and subject to restrictions on transfer, were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements thereof contained in Section 4(2) thereunder.

 3.  In the quarter ended March 31, 2010, we issued to the Lessor of our mineral rights an aggregate of 220,000 shares of common stock.  The Lessor is an “accredited investor” in the meaning of Rule 501(a) of Regulation D. The shares, which were taken for investment purposes and not for resale and subject to restrictions on transfer, were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from the registration requirements thereof contained in Section 4(2) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None, except as previously disclosed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as previously disclosed

ITEM 5. OTHER INFORMATION

None, except as previously disclosed.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Date: May 21, 2010	By:	/s/ JOHN C. POWER
John C. Power
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer