Form 10-Q/A
period 2009-06-30
ATHENA SILVER CORP
filed 2010-08-09
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period from             to __________

Commission file number 000-51808

ATHENA SILVER CORPORATION

(formerly GOLDEN WEST BREWING COMPANY, INC. )
(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1909408 I.R.S. Employer Identification number

2010A Harbison Drive #312, Vacaville, CA 95687
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number:  (707) 844-3766

_______ 945 West 2nd Street, Chico, P O Box 3750, CA  95928 ____________

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

INDEX

PART I -- FINANCIAL INFORMATION

EXPLANATORY NOTE

The primary purpose of this Amendment No. 1 on Form 10-Q/A is to restate the consolidated financial statements for the fiscal quarter ended June 30, 2009, presented in our Quarterly Report on Form 10-Q initially filed with the Securities and Exchange Commission (“SEC”) on August 18, 2009 (the “Original Filing”).

As previously reported, subsequent to the issuance of our interim financial statements on Form 10-Q for the quarter ended June 30, 2009, management discovered a financial statement error that related to the fiscal year ended December 31, 2008 that caused an understatement of the previously reported net loss for the year ended December 31, 2008 by $191,800, or $0.06 per common share. This error relates to the accounting for forgiveness of debt by a related party. As a result of this error, total other expense for the fourth quarter of fiscal 2008 was understated by $191,800 due to the recording of debt forgiveness by a related party as other income and additional paid-in capital was understated by a like amount.

Management also discovered a financial statement error that related to the fiscal quarter ended June 30, 2009 that caused an overstatement of the previously reported net income for the three and six months ended June 30, 2009 by $139,295, or $0.02 and $0.03 per common share, respectively. This error relates to the accounting for forgiveness of debt by a related party. As a result of this error, total other income for the three and six months ended June 30, 2009 was overstated by $139,295, respectively, due to the recording of debt forgiveness by a related party as other income and additional paid-in capital was understated by a like amount.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET AS OF
Current Assets:	(Unaudited) June 30, 2009 (Restated)	December 31 , 2008 (Restated)
Cash and cash equivalents	$ 19,882	$ 21,201
Accounts receivable, net of allowance for doubtful accounts of $0 and $23,849 at June 30, 2009 and December 31, 2008 respectively	49,738	39,178
Inventory (Note 1)	105,833	109,495
Marketable Securities (Note 3 )	34,215	73,952
Prepaid Expenses	2,637	8,976
Total current assets	212,305	252,802
Fixed Assets:
Property and equipment from discontinued operations held for sale (Note 1)	28,142	152,590
Other Assets:
Intangibles, net of accumulated amortization of $19,167 and $16,667 at June 30, 2009 and December 31, 2008, respectively	19,739	16,068
Deferred financing costs, net of accumulated amortization of $5,858 at December 31, 2008 (Note 4)	-	84,922
Other assets	1,809	7,709
Total other assets	21,548	108,699
Total Assets	$ 261,995	$ 514,091
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$312,380	$445,353
Accrued expenses	194,133	265,105
Checks issued in excess of funds available	19,383	6,095
Lines of credit payable (Note 4 )	22,978	32,555
Advances – related parties (Note 4 )	47,500	7,425
Advances -- other	2,396	-
Notes payable – other, current portion (Note 4 )	26,086	68,731
Notes payable – related party, current portion (Note 4 )	514,881	1,109,054
Total current liabilities	1,139,737	1,934,318
Long-term liabilities:
Note payable – related party, net of current portion (Note 4 )	-	-
Total long-term liabilities	-	-
Total Liabilities	1,139,737	1,934,318
Commitments and Contingencies (Notes 1,2,3,4, 5, 6,7, 8, 9 , 10 and 1 1 )
Stockholders’ Deficit:
Preferred Stock, $.0001 par value, 5,000,000 shares authorized, 0 shares and 300,000 issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	-	30
Common stock, $.0001 par value, 20,000,000 shares authorized, 20,000,000 and 3,404,525 shares issued and outstanding as of June 30, 2009 and December 31, 2008 , respectively	2,000	340
Additional paid-in capital	2,547,595	1,898,015
Accumulated (deficit)	(3,427,337)	(3,318,612)
Total Stockholders’ Deficit	(877,742)	(1,420,227)
Total Liabilities and Stockholders’ Deficit	$ 261,995	$ 514,091

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2009 (Restated)	2008	2009 (Restated)	2008
Revenues	$ 74,528	$ 290,875	$ 118,969	$ 577,175
Less: Excise taxes	(1,847)	(14,026)	(3,728)	(26,344)
Net revenues	72,681	276,849	115,241	550,831
Cost of sales	66,712	263,603	108,995	475,905
Gross profit	5,969	13,246	6,246	74,926
Operating expenses:
Amortization	1,250	1,586	2,500	3,173
Legal and accounting	33,555	46,133	60,352	65,714
Management compensation	-	24,088	11,250	59,674
Stock-based compensation (note 1 1 )	3,338	3,338	6,676	6,676
Selling expenses	4,614	29,907	9,870	64,449
Other	13,698	59,732	33,296	11,502
Total operating expenses	56,455	164,784	123,944	211,188
Other Income (Expense):
Miscellaneous income	335	144	1,596	210
Gain on marketable securities	98,015	-	80,311	-
Debt Forgiveness	26,458	-	26,458	-
Loan Fees	(2,400)	(1,750)	(2,400)	(10,750)
Deferred Financing Costs	(67,469)	(48,113)	(84,922)	(86,927)
Interest expense	(5,628)	(29,359)	(36,205)	(56,221)
Total other income (expense)	49,311	(79,078)	(15,162)	(153,688)
Loss from continuing operations	(1,175)	(230,616)	(132,860)	(289,950)
Discontinued operations:
Revenues from discontinued operations	1,838	82,515	5,507	148,315
Gain on equipment sales	74,895	-	68,142	-
Expenses from discontinued operations	(11,871)	(107,224)	(49,514)	(293,447)
Gain (Loss) from discontinued operations	64,862	(24,709)	24,135	(145,132)
Net Income (Loss)	$ 63,687	$ (255,325)	$ (108,725)	$ (435,082)
Preferred dividends	-	3,582	-	13,348
Net Income (Loss) attributable to common shareholders	$ 63,687	$ (258,907)	$ (108,725)	$ (448,430)
Net Income (Loss) per share	$ .0 1	$ (.0 8 )	$ ( ..0 2)	$ (. 15 )
Net (Loss) attributable to continuing operations	$ (1,175)	$ (230,616)	$ (132,860)	$ (289,950)
Net (Loss) per share	$ ( ..0 0)	$ (.0 7 )	$ ( ..0 3)	$ (. 10 )
N et Income ( L oss ) attributable to discontinued operations	$ 64,862	$ (24,709)	$ 24,135	$ (145,132)
Net Income ( Loss ) per share	$ ..0 1	$ (.01)	$ .0 0	$ (.0 5 )
Weighted Average Shares Outstanding	6,322,411	3,371,816	4,871,528	3,025,167

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
JUNE 30, 2009 (RESTATED) (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amt	Shares	Amount	Capital	(Deficit)	Totals

Balance, December 31, 2007	300,000	30	3,335,000	334	1,485,033	(2,221,948)	(736,551)

Shares issued for compensation at $0.50, March, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, March, 2008			18,000	1	8,999		9,000
Deferred financing costs on line of credit for three months ended March 31, 2008					80,960		80,960
Shares issued for compensation at $0.50, June, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, June, 2008			3,500		1,750		1,750
Deferred financing costs on line of credit for three months ended June 30, 2008					17,830		17,830
Shares issued for trade liability at $.30 per share, September, 2008			21,225	2	6,365		6,367
Shares issued for loan fees at $.25 per share, August, 2008			1,500		375		375
Shares issued for compensation at $.25 per share, August, 2008			6,000	1	1,499		1,500
Stock-based compensation – options					13,352		13,352
Deferred financing costs on line of credit for three months ended September 30, 2008					6,830		6,830
Shares issued for compensation at $.10 per share, December 1, 2008			6,000		600		600
Shares issued for loan fees at $.10 per share, December, 2008			1,300		130		130
Deferred financing costs on line of credit for three months ended December 31, 2008					90,820		90,820
Dividends on Preferred Stock for the year ended 12-31-08					(14,326)		(14,326)
Contributed capital – forgiveness of related party debt and accrued interest expense, December 2008 (Restated)					191,800		191,800
Net (Loss) (Restated)	-	-	-	-	-	(1,096,664)	(1,096,664)
Balance, December 31, 2008 (Restated)	300,000	30	3,404,525	340	1,898,015	(3,318,612)	(1,420,227)

Dividends on Preferred Stock , March, 2009					(3,582)		(3,582)
Shares issued in satisfaction of accounts payable at $0.04 per share, June, 2009			2,500,000	250	99,750		100,000
Shares issued for debt conversion at $ 0 ..04 per share, June , 2009			9,595,475	960	382,859		383,819
Common shares exchanged for preferred shares , June, 2009	(300,000)	(30)	4,500,000	450	-		420
Contributed capital – forgiveness of related party debt and accrued interest expense, June, 2009 (Restated)					139,295		139,295
Forgiveness of accrued preferred dividends , June, 2009					24,582		24,582
Stock-based compensation – options					6,676		6,676
Net (Loss) (Restated)	-	-	-	-	-	(108,725)	(108,725)
Balance. June 30, 2009 (Restated)	-	- -	20,000,000	2,000	2,547,595	(3,427,337)	(877,742)

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	(Restated)
	2009	2008
Cash Flows from Operating Activities:
Net loss	$ (108,725)	$ (435,082)
Adjustments to reconcile net loss to net cash from ( used in ) operating activities:
Depreciation	-	15,782
Amortization of intangibles	2,500	3,173
Stock-Based Compensation and expenses	6,676	6,676
Shares issued for compensation	-	6,000
Deferred financing costs	84,922	86,927
(Gain) on forgiveness of line of credit payable and accounts payable	(26,458)	-
(Gain) on marketable securities	(80,311)	-
(Gain) on sale of property and equipment from discontinued operations held for sale	(68,142)	-
	(80,813)	118,558
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts Receivable	(10, 560 )	(42,899)
Inventories	3,662	83,486
Prepaid expenses	6,339	(6,231)
Marketable Securities	120,048	-
Increase (decrease) in:
Checks written in excess of funds available	13,288	(26,713)
Accounts payable	(13,708)	100,770
Accrued Expenses	4,492	46,238
	123,561	154,651
Net cash from (used in) operating activities	(65,977)	(161,873)

(continued on the following page)

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30,
(Restated)
2009	2008

(continued from the previous page)

Cash Flows from (used in) Investing Activities:
Proceeds from sale of fixed assets	192,590	-
Investment in fixed assets	-	(6,265)
Net Investment in intangibles and other assets	(271)	(4,089)
Net cash from (used in) investing activities	192,319	(10,354)
Cash Flows from (used in) Financing Activities:
Borrowings from lines of credit, advances and notes payable	231,948	250,436
Repayment of lines of credit, advances and notes payable	(359,609)	(82,242)
Net cash from (used in) financing activities	(127,661)	168,195
Increase (Decrease) in Cash and Cash Equivalents	$ (1,319)	$ (4,032)
Cash and Cash Equivalents, beginning of period	21,201	4,684
Cash and Cash Equivalents, end of period	$ 19,882	$ 652
Supplemental Schedule of Cash Flow Information:
Cash paid for interest	$ 8,764	$ 3,713
Common shares issued for notes payable	$383,819	$ -
Debt forgiveness lines of credit	$ 7,193	$ -
Debt forgiveness notes payable – related parties	$ 85,250	$ -

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

Description of Business - Golden West Brewing Company, Inc. (“GWB”) , a Delaware Corporation, and its wholly-owned California subsidiary Golden West Brewing Company (“GWB-CA”) were formed in 2003 for the purpose of acquiring Butte Creek Brewing Company, LLC ("Butte Creek").  The acquisition of Butte Creek was completed on August 31, 2005.  In 2008, the Company formed a wholly-owned Washington subsidiary, Golden West Brewing, Inc. (“GWB-WA”) which is engaged in the business of investing in speculative securities. Together these entities are referred to as the “Company” on a consolidated basis.

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

Inventory   - Inventory is stated at the lower-of-average cost or market computed on a first-in first-out basis.  Inventory values as of June 30, 2009 and December 31, 2008 are classified as follows:

Inventory Class	2009	2008
Finished Product	$ 86,201	$ 34,550
Manufacturing Materials	19,632	63,925
Goods in Process		11,020
Total	$ 105,833	$ 109,495

Fixed Assets – Fixed assets are valued at historical cost less accumulated depreciation.  Depreciation is computed on a straight-line basis.  Fixed Assets values net of accumulated depreciation as of June 30, 2009 and December 31, 2008 are classified as follows:

Fixed Asset Class	Life	June 30, 2009	December 31, 2008
Assets held for sale	n/a	$ 28,142	$ 152,590
Totals		$ 28,142	$ 152,590

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

Consolidated Balance Sheet Effects of 2008 Restatement :

	December 31, 2008
	Originally Reported	Restatement	Restated Amount

Total Assets	$ 514,091	$ -	$ 514,091

Total Liabilities	1,934,318	-	1,934,318
Stockholders’ Equity:
Preferred stock	30	-	30
Common stock	340	-	340
Additional paid-in capital	1,706,215	191,800	1,898,015
Accumulated (deficit)	(3,126,812)	(191,800)	(3,318,612)
Total Liabilities and Stockholders’ Deficit	$ 514,091	$ -	$ 514,091

On June 15, 2009, John C. Power and three other significant shareholders forgave $139,295 of debt and accrued interest payable. The Company originally recorded this amount as a gain on debt forgiveness in its consolidated statements of operations. Forgiveness of debt and accrued interest by a related party should be accounted for as a contribution of capital and accordingly, the Company has restated its June 30, 2009 consolidated financial statements to reflect this $139,295 decrease in net income and $139,295 increase in additional paid-in capital, summarized as follows:

Consolidated Statement of Operations Effects of 2009 Restatement:

Consolidated Statement of Operations for the Three Months Ended June 30, 2009

	Originally Reported	Restatement	Reclassifications	Restated Amount
			(a)
Revenues	$72,681	$-	$-	$72,681
Cost of sales	66,712	-	-	66,712
Gross profit	5,969	-	-	5,969
Operating (expenses) applicable to continuing operations	(123,924)	-	67,469	(56,455)
Other income (expense) applicable to continuing operations	256,075	(139,295)	(67,469)	49,311
Income (loss) from continuing operations	138,120	(139,295)	-	(1,175)
Income from discontinued operations	64,862	-	-	64,862
Net income	$202,982	$(139,295)	$-	$63,687
Preferred dividends	-	---	-	-
Net income (loss) attributable to common shareholders	$202,982	$(139,295)	$-	$(7,144)
Basic and diluted net income (loss) per share	$0.02	$(0.02)	$-	$(0.00)
Net income (loss) attributable to continuing operations	$138,120	$(139,295)	$-	$(1,175)
Basic and diluted net income (loss) per share	$0.02	$(0.02)	$-	$(0.00)
Net income attributable to discontinued operations	$64,862	$-	$-	$64,862
Basic and diluted net income per share	$0.01	$-	$-	$0.01
Basic and diluted weighted average shares outstanding	6,322,411	-	-	6,322,411

(a)

Certain amounts have been reclassified in the three months ended June 30, 2009 consolidated financial statements to conform to the 2009 consolidated financial statements included in the Company’s 2009 Form 10-K filed on May 4, 2010. Such reclassifications had no effect on the Company’s three months ended June 30, 2009 net income.

Consolidated Statement of Operations for the Six Months Ended June 30, 2009

	Originally Reported	Restatement	Reclassifications	Restated Amount
			(a)
Revenues	$115,241	$-	$-	$115,241
Cost of sales	108,995	-	-	108,995
Gross profit	6,249	-	-	6,249
Operating (expenses) applicable to continuing operations	(208,866)	-	84,922	(123,944)
Other income (expense) applicable to continuing operations	209,055	(139,295)	(84,922)	(15,162)
Income (loss) from continuing operations	6,435	(139,295)	-	(132,860)
Income from discontinued operations	24,135	-	-	24,135
Net income (loss)	$30,570	$(139,295)	$-	$(108,725)
Preferred dividends	-	---	-	-
Net income (loss) attributable to common shareholders	$30,570	$(139,295)	$-	$(108,725)
Basic and diluted net income (loss) per share	$0.01	$(0.03)	$-	$(0.02)
Net income (loss) attributable to continuing operations	$6,435	$(139,295)	$-	$(132,860)
Basic and diluted net income (loss) per share	$0.00	$(0.03)	$-	$(0.03)
Net income attributable to discontinued operations	$24,135	$-	$-	$24,135
Basic and diluted net income per share	$0.00	$-	$-	$0.00
Basic and diluted weighted average shares outstanding	4,871,528	-	-	4,871,528

(a)

Certain amounts have been reclassified in the six months ended June 30, 2009 consolidated financial statements to conform to the 2009 consolidated financial statements included in the Company’s 2009 Form 10-K filed on May 4, 2010. Such reclassifications had no effect on the Company’s six months ended June 30, 2009 net loss.

Consolidated Balance Sheet Effects of 2008 and 2009 Restatement:

Consolidated Balance Sheet as of June 30, 2009

	Originally Reported	Restatement	Reclassifications	Restated Amount

Total Assets	$ 261,995	$ -	$ -	$ 261,995

Total Liabilities	1,139,737	-	-	1,139,737
Stockholders’ Equity:
Common stock	2,000	-	-	2,000
Additional paid-in capital	2,216,500	331,095	-	2,547,595
Accumulated (deficit)	(3,096,242)	(331,095)	-	(3,427,337)
Total Liabilities and Stockholders’ Deficit	$ 261,995	$ -	$ -	$ 261,995

Consolidated Statement of Cash Flows Effects of 2009 Restatement:

Consolidated Statement of Cash Flows for the six months ended June 30, 2009

	Originally Reported	Restatement	Reclassifications	Restated Amount
Cash Flows from Operating Activities:			(a)
Net income (loss)	$ 30,570	$ (139,295)	$ -	$ (108,725)

Net cash (used in) operating activities	(26,811)	(139,295)	100,129	(65,977)
Net cash from (used in) investing activities	117,501	-	74,818	192,319
Net cash from financing activities	(92,009)	139,295	(174,947)	(127,661)
Increase (Decrease) in Cash and Cash Equivalents	$ (1,319)	-	-	$ (1,319)
Cash and Cash Equivalents, beginning of period	21,201	-	-	21,101
Cash and Cash Equivalents, end of period	$ 19,882	$ -	$ -	$ 19,882

(a) Certain amounts have been reclassified in the June 30, 2009 consolidated financial statements to conform to the 2009 consolidated financial statements included in the Company’s 2009 Form 10-K filed on May 4, 2010. Such reclassifications had no effect on the Company’s six months ended June 30, 2009 net loss.

3 ..  Marketable Securities

In 2008, we formed a wholly-owned Washington subsidiary, Golden West Brewing, Inc. which is engaged in the business of investing in speculative securities.   The following table sets forth marketable securities owned as of June 30, 2009 together with a presentation of gains and/or losses for the three and six month period s ending June 30, 2009.

Shares Held	Security	Historical Cost	Market Value @ 12/31/08	Market Value @ 6/30/09	Realized Gain/(Loss) 3 mos ended June 30, 2009	Realized Gain/(Loss) 6 mos ended June 30, 2009
1,000	AECFF	$ 12,150	$ -	$ 11,470	$ (680)	$ (680)
50,000	AHT.A	5,005	-	4,475	(64)	(64)
5,000	TRMA	9,740	-	$ 17,150	(2,590)	(2,590)
7,000	MENB	1,440	-	1,120	(70)	(320)
Sold	EPEXP	114,286	32,126	-	(2,465)	(15,473)
Sold	DTG	22,346	24,198	-	103,883	105,437
Sold	SLG.C	16,875	17,628	-	-	(5,998)
Total		$ 154,947	$ 73,952	$ 34,215	$ 98,014	$ 80,312

4 .. Lines of Credit, Advances and Notes Payable:

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

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and matured December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of June 30, 2009, these notes had current maturities of $131,700 and $90,000 respectively and had accrued interest of $21,076 and $16,200 respectively.  During the three months ended June 30, 2009 net payments of $83,300 were made to John Power on this note.

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

Effective September 4, 2007, the following transactions were completed:

1.

John C. Power and Power Curve, Inc. (collectively “Power”), the former being the President, Director and principal shareholder of the Company, assigned to Shana Capital Ltd., a Colorado corporation and significant shareholder (“Shana Capital”) an advance owed to Power by the Company in the amount of $112,500.

2.

Power assigned to Webquest, Inc., a Colorado corporation and significant shareholder (“Webquest”) an advance owed to Power by the Company in the amount of $112,500.

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

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture was $30,000 and was not collateralized and was repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share ..  On June 15, 2009, the Company entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, the Company’s legal counsel, pursuant to which Clifford L. Neuman, PC agreed to accept, and the Company agreed to issue, 2,500,000 shares of common stock in satisfaction of $70,000 in accrued and unpaid fees for services rendered in the capacity of legal counsel and $30,000 under a convertible debenture.  All accrued and unpaid interest under the debenture was waived.  The s hares were valued at $0.04 per share ..

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

Effective December, 2008, GWB-WA issued a note in the principal amount of $200,000 to evidence a note.    The note accrues interest at the rate of 6% per annum and was due and payable, in full, on December 31, 2009.  The note was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share ..   The note was collateralized by the marketable securities held by GWB-WA and 100% of the common stock of GWB-WA ..   The note was

issued to a significant shareholder.  The fair value of the beneficial conversion feature applicable to this note represents deferred financing fees and was valued using the Black Scholes pricing model at the date the note was issued. The total value of the beneficial conversion was $75,630 and was credited to additional paid-in capital and charged to deferred financing fees.

On June 15, 2009, the Company entered into an Agreement to Convert Debt with the shareholder , pursuant to which the shareholder agreed to accept, and the Company agreed to issue, 1,665,000 shares of common stock in satisfaction of $83,250 in principal amount owed by this significant shareholder ..  All accrued and unpaid interest applicable to the $83,250 as of June 15, 2009 was waived and forgiven. The s hares were valued at $0.04 per share and the C ompany recorded a gain of the forgiveness of debt in the amount of $16,650 applicable to principal and $1,972 applicable to interest payable; these amounts are recorded as additional paid-in capital in our restated consolidated financial statements. Simultaneously, the remaining balance on the note of $100,000 became due and payable on June 30, 2009. Accrued interest payable was $3,851 at June 30, 2009.  In July 2009, an additional $60,000 was paid on this note from the sale of securities.

 On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company ( “ BCB ”) a wholly-owned subsidiary of GWB-CA , itself  a wholly-owned subsidiary of GWB entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which BCB borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes are due and payable July 31, 2009.  Each Note is secured by a Security Agreement covering GWB-CA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.  As of June 30, 2009, the balance on these notes was $24,000 to Neuman plus accrued interest and $10,000 to Power plus accrued interest. The current balance on the Neuman note is $19,000 plus accrued interest.   The current balance on the Power note is $ 10 ,000 plus accrued interest.

During the years ended December 31, 2007 and 2008, an affiliate of Mr. Power made short-term advances to the Company that remained unpaid as of December 31, 2008 and June 30, 2009 in the amounts of $107,425 and $57,181, respectively.   The advances are uncollateralized and due on

demand and had total accrued interest of $18,000 and $1,715 as of December 31, 2008 and June 30, 2009, respectively. On June 15, 2009, the Company entered into an Agreement to Convert Debt with the affiliate of Mr. Power, pursuant to which the affiliate agreed to accept, and the Company agreed to issue, 1,070,475 shares of common stock in satisfaction of $42,189 in principal amount owed by this affiliate.  All accrued and unpaid interest applicable to these advances as of June 30, 2009 was waived and forgiven. The shares were valued at $0.04 per share and the Company recorded a gain of the forgiveness of debt in the amount of $21,000 applicable to interest payable; this amount was recorded as additional paid-in capital in our restated consolidated financial statements.

During the six months ended June 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company which has a balance of $47,500.  The advances were uncollateralized and due on demand.

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminated on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance was convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Agreement which terminated on December 31, 2008.   The total value of the beneficial conversion features applicable to advances under the Credit Agreement during 2008 and 2007 representing deferred financing fees were $105,660 and $95,270, respectively, which were credited to additional paid-in capital and charged to deferred financing fees associated with the advances under this Agreement.

The Company has also agreed to issue to each lender as a financing fee, 100 shares of common stock for every $1,000 of advances made under the Credit Agreement.   The credit agreement is collateralized by a senior lien and security interest in the Company’s tangible and intangible assets.

On June 15, 2009, the Company entered into an Agreement to Convert the Debt under the Credit Agreement with the investors, pursuant to which the investors agreed to accept, and the Company agreed to issue, 6,860,000 shares of common stock in satisfaction of $343,000 in principal amount owed under the Credit Agreement ..  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the Company recorded a gain on the forgiveness of debt in the amount of $ 68,600 in principal and $31,072 in accrued interest payable; these amounts were recorded as additional paid-in capital in our restated consolidated financial statements. ..

Lines of Credit -The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14.25% as of June 30, 2009. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek ’s Managing Member and our former general manager. The outstanding balance as of June 30, 2009 was $ 21,144 in principal and $1,834 of accrued interest payable, or $ 22,978 total ..

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 27.98%. The debt on the credit card was uncollateralized but guaranteed by Tom Atmore, our former general manager. In 2009, the lender agreed to a payment of $2,000 as payment in full and forgave the remaining balance of $7,193.

Notes Payable June 30, 2009	Current Portion	Long-Term Portion	Accrued Interest	Interest Rate	Maturity Date	Collateralized
Lines of Credit
Wells Fargo (Atmore)	$ 21,144	-	$ 1,834	14.25%	Demand	No
TOTAL	$ 21,144	-	$ 1,834

Notes Payable – Related Parties
Power Curve, Inc. #1	$ 2,000	-	$ 7,920	9%	Sep., 2008	Yes
Power Curve, Inc. #2	90,000	-	16,200	9%	Dec., 2008	Yes
Power Curve, Inc. #3	100,000	-	20,000	8%	Dec., 2008	Yes
John C. Power #1	131.700	-	21,076	9%	Dec., 2008	Yes
John C. Power - BCB	10,000		-
John Gibbs	100,000	-	3,851	6%	Dec., 2009	Yes
Cliff Neuman -BCB	24,000	-	-	15%	July, 2009	Yes
Sea Ranch Lodge & Village	57,181	-	1,715	12%	Demand	No
TOTAL	$ 514,881	-	$ 70,762

Notes Payable - Unaffiliated
B. Detweiller	$ 8,136	-	$ 5, 294	8%	Demand	No
BRK Holdings, LLC	17,950	-	3,297	12.246%	Nov., 2008	No
	$ 26,086	$ -	$ 8,591

The Company has pledged substantially all of its assets to secure some of its notes and obligations. Should the Company default in the payment of these secured notes, the collateral could be subject to forfeiture.

5 ..      Related Party Transactions

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

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of June 30, 2009 the note had accrued interest of $ 5,294 ..

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

Effective September 4, 2007, the following transactions were completed:

1.

John C. Power and Power Curve, Inc. (collectively “Power”), the former being the President, Director and principal shareholder of the Company, assigned to Shana Capital Ltd., a Colorado corporation and significant shareholder (“Shana Capital”) an advance owed to Power by the Company in the amount of $112,500.

2.

Power assigned to Webquest, Inc., a Colorado corporation and significant shareholder (“Webquest”) an advance owed to Power by the Company in the amount of $112,500.

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

The Company had previously issued an aggregate of 300,000 shares of Series A Convertible Preferred Stock to these two investors and, effective June 15, 2009 the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.04 per share.  Both of the investors agreed to convert their Series A Preferred Convertible Stock into an aggregate of 4,500,000 shares of the Company’s common stock at the revised conversion price.

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture was in the principal amount of $30,000 and was not collateralized and was repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share ..  On June 15, 2009 the balance of the debenture and $70,000 of accounts payable to its legal counsel were converted to 2,500,000 shares of common stock at $.04 per share.  All accrued interest was forgiven ..

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

Effective December, 2008, GWB-WA issued a note in the principal amount of $200,000 to evidence a note.    The note accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The note was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share ..   The note was collateralized by the marketable securities held by GWB-WA and 100% of the common stock of GWB-WA .. The note was issued to a significant shareholder.  The fair value of the beneficial conversion feature applicable to this note represents deferred financing fees and was valued using the Black Scholes pricing model at the date the note was issued.   The total value of the beneficial conversion was $75,630 and was credited to additional paid-in capital and charged to deferred financing fees.

On June 15, 2009, the Company entered into an Agreement to Convert Debt with a related party investor, pursuant to which the investor agreed to accept, and the Company agreed to issue, 1,665,000 shares of common stock in satisfaction of $83,250 in principal amount owed by this significant investor ..  All accrued and unpaid interest applicable to this $83,250 as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the Company recorded a a gain on the forgiveness of debt in the amount of $16,650 applicable to principal and $1,972 applicable to interest payable; these amounts were recorded as additional paid-in capital in our restated consolidated financial statements.   Simultaneously, the remaining balance on the note of the $100,000 became due and payable on June 30, 2009.   Accrued interest payable was $3,851 at June 30, 2009.   In July 2009, an additional $60,000 was paid on this note from the sale of securities.

 On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company “ BCB ”) a wholly-owned subsidiary of GWB-CA , itself  a wholly-owned subsidiary of GWB entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which BCB borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes are due and payable July 31, 2009.  Each Note is secured by a Security Agreement covering GWB-CA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.  As of June 30, 2009, the balance s on these notes were $24,000 to Neuman plus accrued interest and $10,000 to Power plus accrued interest.

  The current balance on the Neuman note is $19,000 plus accrued interest.   The current balance on the Power note is $ 10 ,000 plus accrued interest.

During the years ended December 31, 2007 and 2008, affiliates of Mr. Power made short-term advances to the Company that remained unpaid as of December 31, 2008 and June 30, 2009 in the amounts of $107,425 and $57,181, respectively.   The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $1,715 as of December 31, 2009 and June 30,

2009, respectively. On June 15, 2009, the Company entered into an Agreement to Convert Debt with the affiliate of Mr. Power, pursuant to which the affiliate agreed to accept, and the Company agreed to issue, 1,070,475 shares of common stock in satisfaction of $42,189 in principal amount owed by this affiliate.  All accrued and unpaid interest applicable to these advances as of June 30, 2009 was waived and forgiven. The shares were valued at $0.04 per share and the company recorded a gain of the forgiveness of debt in the amount of $21,000 applicable to interest payable; this amount was recorded as additional paid-in capital in our restated consolidated financial statements.

During the three months ended June 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company and its subsidiaries which have a balance of $47,500.  The advances were uncollateralized and due on demand.

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminated on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and was payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion feature was determined to be the life of the Credit Agreement which terminated on December 31, 2008.    The total value of the beneficial conversion features applicable to advances under the Credit Agreement during 2008 and 2007 representing deferred financing fees were $105,660 and $95,270, respectively, which were credited to additional paid-in capital and charged to deferred financing fees associated with the advances under this Agreement.

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

On June 15, 2009, the Company entered into an Agreement to Convert the Debt under the credit facility with the investors, pursuant to which the investors agreed to accept, and the Company agreed to issue, 6,860,000 shares of common stock in satisfaction of $343,000 in principal amount owed under a Credit Agreement ..  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the Company recorded a gain on the forgiveness of debt in the amount of

$ 68,600 in principal and $31,072 in accrued interest payable; these amounts were recorded as additional paid-in capital in our restated consolidated financial statements.

These related party transactions have not been evaluated for fairness.

6 ..     Operating Leases

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

7 ..     Commitments & Contingencies

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

8 ..     Common and Preferred Stock:

PREFERRED STOCK

Effective September 4, 2007, the following transactions were completed:

1   John C. Power and Power Curve, Inc. (collectively “Power”), the former being the President, Director and principal shareholder of the Company, assigned to Shana Capital Ltd., a Colorado corporation and significant shareholder (“Shana Capital”) an advance owed to Power by the Company in the amount of $112,500.

2.  Power assigned to Webquest, Inc., a Colorado corporation and significant shareholder (“Webquest”) an advance owed to Power by the Company in the amount of $112,500.

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

The Company had previously issued an aggregate of 300,000 shares of Series A Convertible Preferred Stock to these two investors and, effective June 15, 2009 the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.04 per share.  Both of the investors agreed to convert their Series A Preferred Convertible Stock into an aggregate of 4,500,000 shares of the Company’s common stock at the revised conversion price ..

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

On June 15, 2009, the Company entered into an Agreement to Convert the Debt under the credit facility with the investors, pursuant to which the investors agreed to accept, and the Company agreed to issue, 6,860,000 shares of common stock in satisfaction of $343,000 in principal amount owed under a Credit Agreement ..  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the Company recorded a gain on the forgiveness of debt in the amount of $ 68,600 in principal and $31,072 in accrued interest payable; these amounts were recorded as additional paid-in capital in our restated consolidated financial statements.   This investor group included several related parties.

On January 15, 2008 , the Company issued a Convertible Debenture in the principal amount of $30,000 evidencing a portion of its outstanding account payable in favor of its legal counsel.  The Debenture was convertible at the option of the holder into shares of common stock at a conversion price equal to $0.60 per share. On June 15, 2009, the Company entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, the Company’s legal counsel, pursuant to which Clifford L. Neuman, PC agreed to accept, and the Company agreed to issue, 2,500,000 shares of common stock in satisfaction of $70,000 in accrued and unpaid fees for services rendered in the capacity of legal counsel and $30,000 under a convertible debenture.  All accrued and unpaid interest under the debenture was waived.  The s hares were valued at $0.04 per share ..

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

On June 15, 2009, the Company entered into an Agreement to Convert Debt with an entity controlled by John C. Power, pursuant to which the entity agreed to accept, and the Company agreed to issue, 1,070,475 shares of common stock in satisfaction of $42,819 in principal debt ..   All accrued and unpaid interest applicable to these advances as of June 30, 2009 was waived and forgiven. The Shares were valued at $0.04 per share and the Company recorded a gain of the forgiveness of debt in the amount of $21,000 applicable to interest payable; this amount was recorded as additional paid-in capital in our restated consolidated financial statements.

On June 15, 2009, the Company entered into an Agreement to Convert Debt with an related party investor, pursuant to which the investor agreed to accept, and the Company agreed to issue, 1,665,000 shares of common stock in satisfaction of $83,250 in principal amount owed by the significant investor ..  All accrued and unpaid interest applicable to this $83,250 as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the Company recorded a gain on the forgiveness of debt in the amount of $16,650 applicable to principal and $1,972 applicable to interest payable; these amounts were recorded as additional paid-in capital in our restated consolidated financial statements.

The Company had previously issued an aggregate of 300,000 shares of Series A Convertible Preferred Stock to two significant shareholders and, effective June 15, 2009 the Company agreed to lower the conversion price of the Series A Convertible Preferred Stock from $0.75 per share to $0.04 per share.  Both of the shareholders agreed to convert their Series A Preferred Convertible Stock into an aggregate of 4,500,000 shares of the Company’s common stock at the revised conversion price.

9 ..     Income Taxes

The Company has an estimated net operating loss carry forward of approximately $ 3,381,838 (restated) as of December 31, 2008,  to offset future taxable income. The net operating loss carry forward, if not used, will expire in various years through 2025, and may be restricted if there is a change in ownership. No deferred income taxes have been recorded because of the uncertainty of future taxable income to be offset.

Significant components of the Company's net deferred income tax asset are as follows:

	Six Months Ended June 30, 200 9 (Restated)	Prior Years (Restated)
Net operating loss carry forward	$ (108,725)	$ (3,381,838)
Effective Tax rate	37.5%	37.5%
Deferred income tax asset	65,285	1,268,189
Deferred income tax allowance	(65,285)	(1,268,189)
Net deferred income tax asset	$ -	$ -

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for all periods presented is as follows:

Tax (benefit) at Federal statutory rate	(34.0)%
State tax (benefit) net of Federal benefit	(3 ..5) %
Valuation allowance	37.5%
Tax provision (benefit)

10 ..       Equity Incentive Plan:

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  That in consideration of their services to the Company, certain consultants, employees, officers and directors were granted non-qualified stock options exercisable to purchase, in the aggregate 400,000 shares of common stock at an exercise price of $0.50 per share.  The foregoing options are exercisable until December 31, 2012, their “Expiration Date”.  The foregoing options are subject to vesting and become exercisable 50% on the date of grant; 16.67% on July 31, 2007; 16.67% on July 31, 2008; and 16.67% on July 31, 2009,  subject to the holder continuing to serve in their positions with the Company, or in some other capacity as shall be approved by the Company and the holder, on each vesting date.  Options vest over 5 years and the expense for the three and six month periods ended June 30, 2009 was $3,338 and $6,676, respectivel y .

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

11 ..       Subsequent Events:

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

Operating and Financial Review and Prospects

Operating Results

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008:

REVENUES  Gross Revenues and Revenues net of excise taxes (“Net Revenues”) were $74,528 and $72,681, respectively, for the three months ended June 30, 2009.    Net Revenues decreased $204,168 or 73. 8 % as compared to net revenues of $276,849 for the three months ended June 30, 2008.   Our lack of working capital and inability to maintain adequate inventory was the primary cause of our decrease in sales.  Furthermore, we closed our brewery in January 2009 and eliminated  all of our contract brewing sales.  It also took longer to commence outsourcing of our production than we had anticipated.

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

OPERATING EXPENSES Total operating expenses decreased $ 108,329 or 65.7 % to $ 56,455 for the three months ended June 30, 2009.    Components of operating expenses were:

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

OTHER INCOME & EXPENSE (RESTATED) ..  Net other income and expense increased by $ 128,389 to a gain of $ 49,311 for the three months ended June 30, 2009 compared to loss of $ 79,078 for the three months ended June 30, 2008.   The gain was primarily the result of an increase in the fair market value of our marketable equity securities held for trading during the three months ended June 30, 2009.

LOSS FROM CONTINUING OPERATIONS (RESTATED).  The loss from continuing operations for the three months ended June 30, 2009 decreased $229,441 or 99% to $1,175 compared to $230,616 for the three months ended June 30, 2008.  The primary reasons for the reduced loss was our substantial reduction in operating expenses and gains from the increase in market values applicable to our securities held for trading.

DISCONTINUED OPERATIONS.  In the first quarter of 2009 the company closed its manufacturing facility in Chico, CA and entered into a three (3) year contract with Mendocino Brewing Company, Inc. to outsource the production of our certified organic beers.  During the three months ending June 30, 2009 the company sold most of its brewing equipment.  As a result, the company had a gain from discontinued operations for the three months ended June 30, 2009 of $64,862 compared to a loss from discontinued operations of $24,709 for the comparable period in 2008.

NET INCOME (LOSS) (RESTATED) .. Net Income increased $ 319,012 or 125 % to a profit of $ 63,687 for the three months ended June 30, 2009 compared to a loss of $ 255,325 for the three months ended June 30, 2008.   The reduction in our net loss was primarily the result of a gain on the sale of previously written down equipment of $74,895 and a gain on the increase in market values our marketable equitable securities held for trading of $98,015.

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

COST OF GOODS SOLD  Cost of goods sold for the six months ended June 30, 2009 was $108,995 or 94.6% of beer sales revenues compared to $475,905 or 86.4% of net sales for the six months ended June 30, 2008.    Our Cost of Goods Sold as a percentage of sales increased due to higher prices for raw materials and a substantial decrease in our production due to the closure of our brewing facility in January 2009

GROSS PROFIT Gross profit for the six months ended June 30, 2009 was $6,246 or 5.4% of net revenues compared to $74,926 or 13.6% of net revenues for the six months ended June 30, 2008. Our Gross Profit decreased due to our significant reduction of sales and our higher Cost of Goods Sold as described above

OPERATING EXPENSES Total operating expenses decreased $ 87,244 or 41 % to $ 123,944 for the six months ended June 30, 2009.    Components of operating expenses were:

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

*	Legal and Accounting expense was $60,352 for the six months ended June 30, 2009 compared to $65,714 for the six months ended June 30, 2008.
*	Stock Based Compensation was $6,676 for the six months ended June 30, 2009 compared to $6,676 for the six months ended June 30, 2008.
*	Other General & Administrative Operating Expenses increased $21,794 or 189% to $33,296 for the six months ended June 30, 2009 compared to $ 11,502 for six months ended June 30, 2008.

OTHER INCOME & EXPENSE (RESTATED) ..  Net other expense decreased by $ 138,526 to $ 15,162 for the six months ended June 30, 2009 compared to a net expense of $ 153,688 for the six months ended June 30, 2008.   The decrease was primarily the result of a gain of $80,311 applicable to the increase in fair value of our marketable equity securities held for trading during the six months ended June 30, 2009.

LOSS FROM CONTINUING OPERATIONS (RESTATED).  The loss from continuing operations for the six months ended June 30, 2009 decreased $157,090 or 54% to $132,860 compared to $289,950 for the six months ended June 30, 2008.  The primary reason for the decreased operating loss was our gain of $80,311 applicable to the increase in fair value of our marketable equity securities held for trading during the six months ended June 30, 2009.

DISCONTINUED OPERATIONS.  In the first quarter of 2009 the company closed its manufacturing facility in Chico, CA and entered into a three (3) year contract with Mendocino Brewing Company, Inc. to outsource the production of our certified organic beers During the three months ending June 30, 2009 the company sold most of its brewing equipment.  As a result, the company had a gain from discontinued operations of for the six months ended June 30, 2009 of $24,135 compared to a loss from discontinued operations of $145,132 for the comparable period in 2008.

NET INCOME (LOSS). Net loss decreased $326,357 to a net loss of $108,725 for the six months ended June 30, 2009 compared to a loss of $ 435,082 for the six months ended June 30, 2008.   The reduction in our net loss was primarily the result of a gain on the sale of previously written down equipment of $68,142 , a $101,124 reduction in negative gross profits from our discontinued brewery operations and a gain of $80,311 applicable to the increase in fair value of our marketable equity securities held for trading during the six months ended June 30, 2009.

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

We have a working capital deficit of $927,432 at June 30, 2009.  Our total debt, all short-term, was $ 613,841 at June 30, 2009.  We do not have sufficient cash on hand or available credit facilities to continue operations  and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. We have raised capital through the sales of unregistered securities and advances and/or loans from our officers and directors to acquire Butte Creek, and fund operating losses and working capital needs  after its acquisition.   There are no assurances that we will be able to secure additional capital to maintain the operations.

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

On December 30, 2005, John Power and Power Curve, Inc. converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9% and matured December 31, 2008 and are collateralized by a security interest covering all of our tangible and intangible assets but are junior to the security interest granted to Power Curve, Inc. ($50,000), Lone Oak Vineyards, Inc. ($25,000), Dayton Misfeldt Trust ($25,000) and Tiffany Grace ($25,000) in September 2005 described above.  As of June 30, 2009, these notes had current maturities of $131,700 and $90,000 respectively and had accrued interest of $21,076 and $16,200 respectively.  During the three months ended June 30, 2009 net payments of $83,300 were made to John Power on this note.

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

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture was in the principal amount of $30,000 is not collateralized and was repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share ..   On June 15, 2009, the Company entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, the Company’s legal counsel, pursuant to which Clifford L. Neuman, PC agreed to accept, and the Company agreed to issue, 2,500,000 shares of common stock, in satisfaction of $70,000 in accrued and unpaid fees for services rendered in the capacity of legal counsel and $30,000 under a convertible debenture.  All accrued and unpaid interest under the debenture was waived.  The Shares were valued at $0.04 per share ..

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

Effective December, 2008, the Company’s subsidiary issued a note in the principal amount of $200,000 to evidence a note.    The note accrues interest at the rate of 6% per annum and is due and payable, in full, on December 31, 2009.  The note was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share ..   The note was collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.   In January, 2009, the balance owed under this note was reduced by a payment from the proceeds of securities sales to $183,250.  In June, 2009, $83,250 of the note was converted into 1,665,000 common shares valued at $0.04 and we recorded a gain on the forgiveness of debt in the amount of $16,650 applicable to principal and $1,972 applicable to interest payable; these amounts are recorded as additional paid-in capital in our restated consolidated financial statements.   Simultaneously, the remaining balance on the note of the $100,000 became due and payable on June 30, 2009.  In July 2009, an additional $60,000 was paid on this note from the sale of securities.

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

During the years ended December 31, 2007 and 2008,   an affiliate of Mr. Power made short-term advances to the Company that remained unpaid as of December 31, 2008 and June 30, 2009 in the amounts of $107,425 and $57,181, respectively.   The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $1,715 as of December 31, 2008 and June 30, 2009, respectively. On June 15, 2009, the Company entered into an Agreement to Convert Debt with the affiliate of Mr. Power, pursuant to which the affiliate agreed to accept, and the Company agreed to issue, 1,070,475 shares of common stock in satisfaction of $42,189 in principal amount owed by this affiliate.  All accrued and unpaid interest applicable to these advances as of June 30, 2009 was waived and forgiven. The shares were valued at $0.04 per share and the Company recorded a gain of the forgiveness of debt in the amount of $21,000 applicable to interest payable; this amount was recorded as additional paid-in capital in our restated consolidated financial statements.

During the six months ended June 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company which ha s a balance of $47,500.  The advances were uncollateralized and due on demand.

Credit Agreement

In December, 2007, the Company entered into a Credit Agreement whereby the Company was extended a line of credit by four individual lenders, including two affiliates, in the maximum principal amount of $350,000.  The Credit Agreement terminated on December 31, 2008.  The outstanding credit balance under the Credit Agreement accrues interest at the rate of 8% per annum and is payable, at the option of the lender, either in cash or in shares of the Company’s common stock valued at the then applicable conversion price.  The credit balance is convertible into shares of common stock of the Company at a conversion price equal to 75% of the market price of the Company’s common stock on the trading day immediately preceding the conversion date, but in no event is the conversion price to be greater than $1.00 per share or less than $0.25 per share.  The fair value of the beneficial conversion feature represents financing fees for each advance under the Agreement, and are valued using the Black Scholes pricing model at the time the advance is made.  Expected volatility is based on historical trading activity of the Company’s common stock, and was calculated at 95% for advances made in 2007.  The risk free interest rate was obtained from published US Treasury data for constant maturity treasury bills and ranged from 3.2% to 5.0%.  The expected life of the conversion

feature was determined to be the life of the Credit Facility which terminated on December 31, 2008.   The total value of the beneficial conversion features applicable to advances under the credit facility during 2008 and 2007 representing deferred financing fees is $105,660 and $95,270 which was credited to additional paid-in capital and charged to deferred financing fees associated with the advances under this Agreement. ..

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

On June 15, 2009, the Company entered into an Agreement to Convert the Debt under the credit facility with the investors, pursuant to which the investors agreed to accept, and the Company agreed to issue, 6,860,000 shares of common stock in satisfaction of $343,000 in principal amount owed under a Credit Facility.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the Company recorded a gain on the forgiveness of debt in the amount of $68,600 in principal and $31,072 in accrued interest payable; these amounts were recorded as additional paid-in capital in our restated consolidated financial statements.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2009 and 2008 , none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

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

On April 26, 2010, the Company concluded that it would amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Forms 10-Q for the quarters ended, March 31, 2009, June 30, 2009, and September 30, 2009 to properly account for forgiveness of debt and interest by a related party. Gains on forgiveness of debt previously recognized in the consolidated statement of operations should have been recorded as capital contributions to additional paid-in capital in the consolidated balance sheet and in the consolidated statement of stockholders’ deficit.

These accounting errors and the corresponding restatements have resulted in management’s determination that another material weakness existed with respect to the internal controls over financial reporting related to accounting for non-recurring complex accounting transactions. The material weakness existed at December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 and was not identified until April 2010.  To remediate this material weakness, in April 2010, management retained a financial consultant to design, implement and improve processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated to the extent practicable; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP.  Although management has began to implement these additional control procedures to remediate this material weakness, we believe that additional time and testing are necessary before concluding that the material weakness has been remediated.

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

2.

Promissory Note in favor of Power Curve, Inc. ($2,000 plus $7,920 in interest).

2.

Notes payable to John C. Power and a company controlled by John C. Power in the amount of $221,700 plus accrued interest of $37,276 matured on December 31, 2008 and were not repaid.

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

GOLDEN WEST BREWING COMPANY, INC.

Date: August 9, 2010	By: _/s/ John C. Power____ John C. Power, Chief Financial Officer, Principal Accounting Officer