Form 10-Q/A
period 2009-09-30
ATHENA SILVER CORP
filed 2010-08-09
CIK 1304409

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

As of November 20, 2009, the Registrant had 20,000,000 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (Restated)	5

	Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 (Restated) (unaudited) and September 30, 2008 (unaudited)	6

	Consolidated Statement of Stockholders’ Deficit September 30, 2009 (Restated) (unaudited)	7

	Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2009 (Restated) (unaudited) and September 30, 2008 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion And Analysis Of Financial Condition And Results Of Operations

	Plan of Operations	30

	Liquidity and Capital Resources	3 6

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls & Procedures	45

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A	Risk Factors	46

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	46

Item 3.	Defaults Upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

EXPLANATORY NOTE

The primary purpose of this Amendment No. 1 on Form 10-Q/A is to restate the consolidated financial statements for the fiscal quarter ended September 30, 2009, presented in our Quarterly Report on Form 10-Q initially filed with the Securities and Exchange Commission (“SEC”) on November 20, 2009 (the “Original Filing”).

As previously reported, subsequent to the issuance of our interim financial statements on Form 10-Q for the quarter ended September 30, 2009, management discovered a financial statement error that related to the fiscal year ended December 31, 2008 that caused an understatement of the previously reported net loss for the year ended December 31, 2008 by $191,800, or $0.06 per common share. This error relates to the accounting for forgiveness of debt by a related party. As a result of this error, total other expense for the fourth quarter of fiscal 2008 was understated by $191,800 due to the recording of debt forgiveness by a related party as other income and additional paid-in capital was understated by a like amount.

Management also discovered a financial statement error that related to the fiscal quarter ended June 30, 2009 that caused an overstatement of the previously reported net income for the three and six months ended June 30, 2009 by $139,295, or $0.02 and $0.03 per common share, respectively. This error had no effect on the previously reported net income for the three months ended September 30, 2009 and caused overstatement of the previously reported net income for the nine months ended September 30, 2009 by $139,295, or $0.01 per common share. This error relates to the accounting for forgiveness of debt by a related party. As a result of this error, total other income for the three and nine months ended September 30, 2009 was overstated by $0 and $139,295, respectively, due to the recording of debt forgiveness by a related party as other income and additional paid-in capital was understated by a like amount.

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

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEET AS OF
Current Assets:	(Unaudited) September 30, 2009 (Restated)	December 31 , 2008 (Restated)
Cash and cash equivalents	$ 316	$ 21,201
Accounts receivable, net of allowance for doubtful accounts of $0 and $23,849 at September 30, 2009 and December 31, 2008 respectively	28,536	39,178
Inventory (Note 1)	90,911	109,495
Marketable Securities (Note 3 )	16,021	73,952
Prepaid Expenses	2,637	8,976
Total current assets	138,421	252,802
Fixed Assets:
Property and equipment from discontinued operations held for sale (Note 1)	7,061	152,590
Other Assets:
Intangibles, net of accumulated amortization of $20,417 and $16,667 at September 30, 2009 and December 31, 2008, respectively	12,768	16,068
Deferred financing costs, net of accumulated amortization of $5,858 at December 31, 2008 .. (Note 4 )	-	84,922
Other assets	2,079	7,709
Total other assets	14,847	108,699
Total Assets	$ 160,329	$ 514,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$322,770	$445,353
Accrued expenses	209,522	265,105
Checks issued in excess of funds available	31,747	6,095
Lines of credit payable (Note 4 )	22,978	32,555
Advances payable, including advances from related parties of $58,750 and $7,425 at September 30, 2009 and December 31, 2008, respectively (Notes 4 and 5 )	59,646	7,425
Notes payable, including notes from related parties of $439,881 and $1,109,054 at September 30, 2009 and December 31, 2008, respectively (Notes 4 and 5 )	465,967	1,177,785
Total current liabilities	1,112,630	1,934,318
Total Liabilities	1,112,630	1,934,318
Commitments and contingencies (Notes 1,2,3,4, 5, 6,7, 8, 9 ,10 and 1 1 )
Stockholders’ Deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, 0 shares and 300,000 issued and outstanding as of September 30, 2009 and December 31, 2008, respectively (Note 8 )	-	30
Common stock, $.0001 par value, 20,000,000 shares authorized, 20,000,000 and 3,404,525 shares issued and outstanding as of September 30, 2009 and December 31, 2008 , respectively (Note 8 )	2,000	340
Additional paid-in capital	2,545,045	1,898,015
Accumulated deficit	(3,499,346)	(3,318,612)
Total Stockholders’ Deficit	(952,301)	(1,420,227)
Total Liabilities and Stockholders’ Deficit	$ 160,329	$ 514,091

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009 (Restated)	2008

Revenues	$50,879	$ 139,597	$ 169,848	$ 716,061
Less: Excise taxes	(9,946)	(7,508)	(13,674)	(33,852)
Net revenues	40,933	132,089	156,174	682,209
Cost of sales	43,766	155,246	150,942	630,767
Gross profit (loss)	(2,833)	(23,157)	5,23 2	51,442
Operating expenses:
Amortization	1,250	1,586	3,750	4,759
Legal and accounting	24,797	18,891	85,148	84,605
Management compensation	-	17,890	11,250	77,854
Stock-based compensation (Note 10 )	(2,550)	3,338	4,126	10,014
Selling expenses	3,121	32,592	12,991	96,714
Other	23,981	35,643	57,058	48,644
Total operating expenses	50,599	109,940	174,323	322,590
Other Income (Expense):
Miscellaneous income	512	210	2,109	210
Gain on marketable securities	6,383	-	86,694	-
Bad debt recovery	-	45,035	-	45,035
Debt forgiveness	-	-	26,458	-
Loan fees	-	(1,500)	(2,400)	(12,250)
Deferred financing costs	-	(55,073)	(84,922)	(142,000)
Interest expense	(12,628)	(29,251)	(48,833)	(85,472)
Total other income (expense)	(5,733)	(40,579)	(20,894)	(194,477)
Loss from continuing operations	(59,165)	(173,676)	(189,985)	(465,625)
Discontinued operations
Revenues from discontinued operations	-	26,082	5,507	174,397
Gain (Loss) on equipment sales	(2,678)	7,405	65,464	7,405
Equipment Retirement Loss	-	(6,356)	-	(6,356)
Expenses from discontinued operations	(10,166)	(72,225)	(61,720)	(365,673)
Gain (Loss) from discontinued operations	(12,844)	(45,094)	9,251	(190,227)
Net Loss	$ (72,009)	$ (218,770)	$ (180,734)	$ (655,852)
Preferred dividends	-	13,348	-	13,348
Net loss attributable to common shareholders	$ (72,009)	$ (232,118)	$ (180,734)	(669,200)
Net loss per share	$ (.00 )	$ (.0 6 )	$ (.0 2 )	$ (. 19 )
Net Loss attributable to continuing operations	$ (59,165)	$ (173,676)	$ (189,985)	$ (465,625)
Net loss per share	$ (.00 )	$ (.0 5 )	$ (.0 2 )	$ (. 14 )
Net income (loss) attributable to discontinued operations	$ (12,844)	$ (45,094)	$ 9,251	$ (190,227)
Net income (loss) per share	$ (.00 )	$ (.01)	$ .00	$ (.0 6 )
Weighted Average Shares Outstanding	20,000,000	3,381,164	9,969,768	3,371,162

GOLDEN WEST BREWING COMPANY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
SEPTEMBER 30, 2009 (RESTATED) (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amt	Shares	Amount	Capital	(Deficit)	Totals

Balance, December 31, 2007	300,000	30	3,335,000	334	1,485,033	(2,221,948)	(736,551)

Shares issued for compensation at $0.50, March, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, March, 2008			18,000	1	8,999		9,000
Deferred financing costs on line of credit for three months ended March 31, 2008					80,960		80,960
Shares issued for compensation at $0.50, June, 2008			6,000	1	2,999		3,000
Shares issued for loan fees at $0.50, June, 2008			3,500		1,750		1,750
Deferred financing costs on line of credit for three months ended September 30, 2009					17,830		17,830
Shares issued for trade liability at $.30 per share, September, 2008			21,225	2	6,365		6,367
Shares issued for loan fees at $.25 per share, August, 2008			1,500		375		375
Shares issued for compensation at $.25 per share, August, 2008			6,000	1	1,499		1,500
Stock-based compensation – options					13,352		13,352
Deferred financing costs on line of credit for three months ended September 30, 2008					6,830		6,830
Shares issued for compensation at $.10 per share, December 1, 2008			6,000		600		600
Shares issued for loan fees at $.10 per share, December, 2008			1,300		130		130
Deferred financing costs on line of credit for three months ended December 31, 2008					90,820		90,820
Dividends on Preferred Stock for the year ended Dec. 31, 2008					(14,326)		(14,326)
Contributed capital – forgiveness of related party debt and accrued interest expense, December 2008 (Restated)					191,800		191,800
Net (Loss) (Restated)	-	-	-	-	-	(1,096,664)	(1,096,664)
Balance, December 31, 2008 (Restated)	300,000	30	3,404,525	340	1,898,015	(3,318,612)	(1,420,227)

Dividends on Preferred Stock , March 2009					(3,582)		(3,582)
Shares issued in satisfaction of accounts payable at $0.04 per share, June, 2009			2,500,000	250	99,750		100,000
Shares issued for debt conversion at $ 0 ..04 per share, June , 2009			9,595,475	960	382,859		383,819
Common shares exchanged for preferred shares , June, 2009	(300,000)	(30)	4,500,000	450	-		420
Contributed capital – forgiveness of related party debt and accrued interest expense, June, 2009 (Restated)					139,295		139,295
Forgiveness of accrued preferred dividends , June, 2009					24,582		24,582
Stock-based compensation – options					4,126		4,126
Net (Loss) Restated)	-	-	-	-	-	(180,734)	(180,734)
Balance. September 30, 2009 (Restated)	-	-	20,000,000	2,000	2,545,045	(3,499,346)	(952,301)

GOLDEN WEST BREWING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30,
	(Restated)
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(180,734)	$ (655,852)
Adjustments to reconcile net loss to net cash from ( used in ) operating activities:
Depreciation	-	23,764
Amortization of intangibles	3,750	4,759
Equipment retirement loss	-	6,356
Stock-based compensation and expenses	4,126	10,014
Shares issued for compensation	-	7,500
Deferred financing costs	84,922	142,000
(Gain) on forgiveness of line of credit payable and accounts payable	(26,458)	-
(Gain) on marketable securities	(86,694)	-
Loss on sale of property and equipment from discontinued operations held for sale	1,049	-
	(19,305)	194,393
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	10,642	143,809
Inventories	18,584	88,104
Prepaid expenses	6,339	(95,921)
Marketable Securities	144,625	-
Increase (decrease) in:
Checks written in excess of funds available	25,652	(35,491)
Accounts payable	(3,318)	118,271
Accrued expenses	22,486	77,459
	225,010	296,231
Net cash from (used in) operating activities	24,971	(165,228)
Cash flows from (used in) investing activities:
Sale of fixed assets	144,480	1,136
Net investment in (proceeds from) intangibles and other assets	5,179	(7,991)
Net cash from (used in) investing activities	149,659	(6,855)
Cash flows from (used in) financing activities:
Borrowings from lines of credit, advances and notes payable	265,894	289,086
Repayment of lines of credit, advances and notes payable	(461,409)	(116,522)
Net cash from (used in) financing activities	(195,515)	172,564
Increase (decrease) in cash and cash equivalents	$ (20,885)	$ 481
Cash and cash equivalents, beginning of period	21,201	4,684
Cash and cash equivalents, end of period	$ 316	$ 5,165
Supplemental schedule of cash flow information:
Cash paid for interest	$ 12,593	$ 5,509
Common shares issued for notes payable	$383,819	$ -
Debt forgiveness lines of credit	$ 7,193	$ -
Debt forgiveness notes payable – related parties	$ 85,250	$ -

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

Description of Business - Golden West Brewing Company, Inc. (“GWB”) , a Delaware Corporation, and its wholly-owned California subsidiary Golden West Brewing Company (“GWB-CA”) were formed in 2003 for the purpose of acquiring Butte Creek Brewing Company, LLC ("Butte Creek").  The acquisition of Butte Creek was completed on August 31, 2005.  In 2008, the Company formed a wholly-owned Washington subsidiary, Golden West Brewing, Inc. (“GWB-WA”) which invests in speculative securities. Together these entities are referred to as the “Company” on a consolidated basis.

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

On June 15, 2009, John C. Power and three other significant shareholders forgave $139,295 of debt and accrued interest payable. The Company originally recorded this amount as a gain on debt forgiveness in its consolidated statements of operations. Forgiveness of debt and accrued interest by a related party should be accounted for as a contribution of capital and accordingly, the Company has restated its September 30, 2009 consolidated financial statements to reflect this $139,295 decrease in net income and $139,295 increase in additional paid-in capital, summarized as follows:

Consolidated Statement of Operations Effects of 2009 Restatement:

Consolidated Statement of Operations for the Nine Months Ended September 30, 2009

	Originally Reported	Restatement	Reclassifications	Restated Amount
			(a)
Revenues	$156,174	$-	$-	$156,174
Cost of sales	150,942	-	-	150,942
Gross profit	5,232	-	-	5,232
Operating (expenses) applicable to continuing operations	(259,245)	-	84,922	(174,323)
Other income (expense) applicable to continuing operations	203,323	(139,295)	(84,922)	(20,894)
Income (loss) from continuing operations	(50,690)	(139,295)	-	(189,985)
Income from discontinued operations	9,251	-	-	9,251
Net income (loss)	$(41,439)	$(139,295)	$-	$(180,734)
Preferred dividends	-	---	-	-

Net income (loss) attributable to common shareholders	$(41,439)	$(139,295)	$-	$(180,734)
Basic and diluted net income (loss) per share	$0.00	$(0.01)	$-	$(0.02)
Net income (loss) attributable to continuing operations	$(50,690)	$(139,295)	$-	$(189,985)
Basic and diluted net income (loss) per share	$(0.01)	$(0.01)	$-	$(0.02)
Net income attributable to discontinued operations	$9,251	$-	$-	$9,251
Basic and diluted net income per share	$0.00	$-	$-	$0.00
Basic and diluted weighted average shares outstanding	9,969,768	-	-	9,969,768

(a)

Certain amounts have been reclassified in the nine months ended September 30, 2009 consolidated financial statements to conform to the 2009 consolidated financial statements included in the Company’s 2009 Form 10-K filed on May 4, 2010. Such reclassifications had no effect on the Company’s nine months ended September 30, 2009 net loss.

Consolidated Balance Sheet Effects of 2008 and 2009 Restatement:

Consolidated Balance Sheet as of September 30, 2009

	Originally Reported	Restatement	Reclassifications	Restated Amount

Total Assets	$ 160,329	$ -	$ -	$ 160,329

Total Liabilities	1,112,630	-	-	1,112,630
Stockholders’ Equity:
Common stock	2,000	-	-	2,000
Additional paid-in capital	2,213,950	331,095	-	2,545,045
Accumulated (deficit)	(3,168,251)	(331,095)	-	(3,499,346)
Total Liabilities and Stockholders’ Deficit	$ 160,329	$ -	$ -	$ 160,329

Consolidated Statement of Cash Flows Effects of 2009 Restatement:

Consolidated Statement of Cash Flows for the nine months ended September 30, 2009

	Originally Reported	Restatement	Reclassifications	Restated Amount
Cash Flows from Operating Activities:			(a)
Net income (loss)	$ (41,439)	$ (139,295)	$ -	$ (180,734)

Net cash from (used in) operating activities	(256,385)	-	281,356	24,971
Net cash from (used in) investing activities	235,500	-	(85,841)	149,659
Net cash from financing activities	-	-	(195,515)	(195,515)
Increase (Decrease) in Cash and Cash Equivalents	$ (20,885)	-	-	$ (20,885)
Cash and Cash Equivalents, beginning of period	21,201	-	-	21,201
Cash and Cash Equivalents, end of period	$ 316	$ -	$ -	$ 316

(a) Certain amounts have been reclassified in the September 30, 2009 consolidated financial statements to conform to the 2009 consolidated financial statements included in the Company’s 2009 Form 10-K filed on May 4, 2010. Such reclassifications had no effect on the Company’s nine months ended September 30, 2009 net loss.

3 ..  Marketable Securities

In 2008, we formed a wholly-owned Washington subsidiary, Golden West Brewing, Inc. which is engaged in the business of investing in speculative securities.   Marketable securities owned as of September 30, 2009 have a market value of $16,021.  Security transactions, recognizing fluctuations in market values, have resulted in net gains of $ 6,383 and $ 86,694 during the three and nine month periods ending September 30, 2009.

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

On June 15, 2009, the Company entered into an Agreement to Convert part of this debt with the share holder, pursuant to which the share holder agreed to accept, and the Company agreed to issue, 1,665,000 shares of common stock in satisfaction of $83,250 in principal amount owed.  All accrued and unpaid interest applicable to the $83,250 as of June 15, 2009 was waived and forgiven.   The s hares were valued at $0.04 per share and the C ompany recorded a gain of the forgiveness of principal debt in the amount of $16,650 applicable to principal and $1,972 applicable to interest payable; these amounts are recorded as additional paid-in capital in our restated consolidated financial statements ..  In addition, GWB-WA agreed to repay the remaining $100,000 in principal amount in full by June 30, 2009.     During the three months ended September 30, 2009, principal payments of $70,000 were paid leaving a principal balance and accrued interest of $30,000 and $ 4,520, respectively.

 On April 28, 2009, Butte Creek Brands, LLC, a Delaware limited liability company ( “B CB ”) a wholly-owned subsidiary of GWB-CA , itself  a wholly-owned subsidiary of GWB entered into two loans, each evidenced by a Promissory Note (the “Notes”) pursuant to which BCB borrowed from each of Clifford L. Neuman and John C. Power the principal amount of $24,000.  The Notes were due and payable July 31, 2009 and have been restructured as demand notes.  Each Note is secured by a Security Agreement covering GWB-CA’s accounts receivable and the filing of a Uniform Commercial Code financing statement.  The Note in favor of Mr. Neuman is further secured by a personal guaranty of John C. Power.  As of September 30, 2009, the balances on these notes were $19,000 to Neuman plus accrued interest of $1,387 and $10,000 to Power.

During the years ended December 31, 2007 and 2008, an affiliate of Mr. Power made short-term advances to the Company that remained unpaid as of December 31, 2008 and September 30, 2009 in the amounts of $107,425 and $57,181, respectively.     The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $1,181 as of December 31, 2008 and September 30, 2009, respectively. On June 15, 2009, the Company entered into an Agreement to Convert Debt with the affiliate of Mr. Power, pursuant to which the affiliate agreed to accept, and the Company agreed to issue, 1,070,475 shares of common stock in satisfaction of $42,189 in principal amount owed by this affiliate.  All accrued and unpaid interest applicable to these advances as of March 31, 2009 was waived and forgiven. The shares were valued at $0.04 per share and the Company recorded a gain of the forgiveness of debt in the amount of $21,000 applicable to interest payable; this amount was recorded as additional paid-in capital in our restated consolidated financial statements.

During the nine months ended September 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company which has a balance of $58,750.  The advances were uncollateralized and due on demand.

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

On June 15, 2009, the Company entered into an Agreement to Convert the Debt under the C redit Agreement with the investors, pursuant to which the investors agreed to accept, and the Company agreed to issue, 6,860,000 shares of common stock in satisfaction of $343,000 in principal amount owed under a Credit Agreement ..  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the Company recorded a gain on the forgiveness of debt in the amount of  $68,600 in principal and $31,072 in accrued interest payable; these amounts were recorded as additional paid-in capital in our restated consolidated financial statements.

Lines of Credit -The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14.25% as of September 30, 2009. The card is uncollateralized and guaranteed by Tom Atmore, Butte Creek, LLC's Managing Member and our former general manager. The outstanding balance as of September 30, 2009 was $21,144 in principal and $2,277 of accrued interest payable, or $23,421 total.

The Company assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with interest at the rate of 27.98%. The debt on the credit card was uncollateralized but guaranteed by Tom Atmore, our former general manager. In 2009, the lender agreed to a payment of $2,000 as payment in full and forgave the remaining balance of $7,193.

Notes Payable September 30, 2009	Current Portion	Long-Term Portion	Accrued Interest	Interest Rate	Maturity Date	Collateralized
Lines of Credit
Wells Fargo (Atmore)	$ 21,144	-	$ 2,277	14.25%	Demand	No
TOTAL	$ 21,144	-	$ 2,277

Notes Payable – Related Parties
Power Curve, Inc. #1	$ 2,000	-	$ 7,965	9%	Sep., 2008	Yes
Power Curve, Inc. #2	90,000	-	18,225	9%	Dec., 2008	Yes
Power Curve, Inc. #3	100,000	-	22,000	8%	Dec., 2008	Yes
John C. Power #1	131 , 700	-	24,039	9%	Dec., 2008	Yes
John C. Power – BCB, LLC	10,000		-		Demand
John Gibbs	30,000	-	4,520	6%	Dec., 2009	Yes
Cliff Neuman –BCB, LLC	19,000	-	1,387	15%	Demand	Yes
Sea Ranch Lodge & Village	5 2 ,181	-	1,181	12%	Demand	No
TOTAL	$ 43 4 ,881	-	$ 79,317

Notes Payable - Unaffiliated
B. Detweiller	$ 8,136	-	5,457	8%	Demand	No
BRK Holdings, LLC	17,950	-	3,847	12.246%	Nov., 2008	No
	$ 26,086	$ -	$ 9,304

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

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of September 30, 2009 the note had accrued interest of $ 5,457 ..

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

In January, 2008, the Company issued a convertible debenture to represent a portion of its outstanding indebtedness to its legal counsel.  The debenture was $30,000 and was not collateralized and was repayable, together with interest at the rate of 8% per annum, on or before December 31, 2008.  The debenture was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.60 per share ..  On June 15, 2009, the Company entered into an Agreement to Convert Debt with Clifford L. Neuman, PC, the Company’s legal counsel, pursuant to which Clifford L. Neuman, PC agreed to accept, and the Company agreed to issue, 2,500,000 shares of common stock in satisfaction of $70,000 in accrued and unpaid fees for services rendered in the capacity of legal counsel and $30,000 under a convertible debenture.  All accrued and unpaid interest under the debenture was waived.  The s hares were valued at $0.04 per share.

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

Effective December, 2008, GWB-WA issued a note in the principal amount of $200,000 to evidence a note.    The note accrues interest at the rate of 6% per annum and was due and payable, in full, on December 31, 2009.  The note was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share ..   The note was collateralized by the marketable securities held by GWB-WA and 100% of the common stock of GWB_WA ..   The note was issued to a significant shareholder.  The fair value of the beneficial conversion feature applicable to this note represents deferred financing fees and was valued using the Black Scholes pricing model at the date the note was issued.   The total value of the beneficial conversion was $75,630 and was credited to additional paid-in capital and charged to deferred financing fees.

On June 15, 2009, the Company entered into an Agreement to Convert part of this debt with the share holder, pursuant to which the share holder agreed to accept, and the Company agreed to issue, 1,665,000 shares of common stock in satisfaction of $83,250 in principal amount owed.  All accrued and unpaid interest applicable to this $83,250 as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the C ompany recorded a gain of the forgiveness of debt in the amount of $16,650 applicable to principal and $1,972 applicable to interest payable; these amounts were recorded as additional paid-in capital in our restated consolidated financial statements.  In addition, GWB-WA agreed to repay the remaining $100,000 in principal amount in full by June 30, 2009.     During the three months ended September 30, 2009, principal payments of $70,000 were paid leaving a principal balance and accrued interest of $30,000 and $ 4,520, respectively.

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

During the years ended December 31, 2007 and 2008, affiliates of Mr. Power made short-term advances to the Company that remained unpaid as of December 31, 2008 and September 30, 2009 in the amounts of $107,425 and $57,181, respectively.   The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $1,181 as of December 31, 2008 and September 30, 2009, respectively. On June 15, 2009, the Company entered into an Agreement to Convert Debt with the affiliate of Mr. Power, pursuant to which the affiliate agreed to accept, and the Company agreed to issue, 1,070,475 shares of common stock in satisfaction of $42,189 in principal amount owed by this affiliate.  All accrued and unpaid interest applicable to these advances as of March 31, 2009 was waived and forgiven. The shares were valued at $0.04 per share and the Company recorded a gain of the forgiveness of debt in the amount of $21,000 applicable to interest payable; this amount was recorded as additional paid-in capital in our restated consolidated financial statements.

During the nine months ended September 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company which has a balance of $58,750.  The advances were uncollateralized and due on demand.

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

7 ..     Commitments & Contingencies

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

8 ..     Common and Preferred Stock:

PREFERRED STOCK

Effective September 4, 2007, the following transactions were completed:

1 ..   John C. Power and Power Curve, Inc. (collectively “Power”), the former being the President, Director and principal shareholder of the Company, assigned to Shana Capital Ltd., a Colorado corporation and significant shareholder (“Shana Capital”) an advance owed to Power by the Company in the amount of $112,500.

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

On June 15, 2009, the Company entered into an Agreement to Convert Debt with an entity controlled by John C. Power, pursuant to which the entity agreed to accept, and the Company agreed to issue, 1,070,475 shares of common stock in satisfaction of $42,819 in principal ..   All accrued and unpaid interest applicable to these advances as of March 31, 2009 was waived and forgiven.     The Shares were valued at $0.04 per share and the Company recorded a gain of the forgiveness of debt in the amount of $21,000 applicable to interest payable; this amount was recorded as additional paid-in capital in our restated consolidated financial statements.

On June 15, 2009, the Company entered into an Agreement to Convert Debt with an related party investor, pursuant to which the investor agreed to accept, and the Company agreed to issue, 1,665,000 shares of common stock in satisfaction of $83,250 in principal amount owed by the significant investor ..  All accrued and unpaid interest applicable to this $ 83,250 as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the Company recorded a gain on the forgiveness of debt in the amount of $16,650 applicable to principal and $1,972 applicable to interest payable; these amounts were recorded as additional paid-in capital in our restated consolidated financial statements.

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

Significant components of the Company's net deferred income tax asset are as follows:

	Nine Months Ended September 30, 2009 (Restated)	As of December 31, 2008 (Restated)
Net operating gain (losses) carry forward	$ (180,734)	$ (3,381,838)
Effective Tax rate	37.5%	37.5%
Deferred income tax asset	67,775	1,268,189
Deferred income tax allowance	(67,775)	(1,268,189)
Net deferred income tax asset	$ -	$ -

The reconciliation of income tax (benefit) computed at the federal statutory rate to income tax expense (benefit) for all periods presented is as follows:

Tax (benefit) at Federal statutory rate	(34.0)%
State tax (benefit) net of Federal benefit	(3.5) %
Valuation allowance	37.5%
Tax provision (benefit)	-

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

All of our 20,000,000 authorized common shares have been issued.  Presently, we do not have any unauthorized common shares available should any of our employee stock options be exercised ..

11 ..       Subsequent Events:

Subsequent to September 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company that were subsequently repaid in full.   The advances were uncollateralized and due on demand.

On November 2, 2009, the Company mailed to its stockholders the Information Statement referred to in Notes 1 and 8 regarding a 10:1 reverse split, change in capital structure and name change.  It is anticipated these changes will be effective in December 2009.

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

OPERATING EXPENSES Total operating expenses decreased $ 59,341 or 54 % to $50,599 for the three months ended September 30, 2009.  Components of operating expenses were:

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

*	Stock Based Compensation was $ (2,550) for the three months ended September 30, 2009 compared to $3,338 for the three months ended September 30, 2008.
*	Other General & Administrative Operating Expenses decreased $11,662 or 33% to $23,981 for the three months ended September 30, 2009 compared to $35,643 for three months ended September 30, 2008.

OTHER INCOME & EXPENSE (RESTATED) ..  Net other income and expense decreased by $ 34,846 to a net expense of $5,733 for the three months ended September 30, 2009 compared $40,579 for the three months ended September 30, 2008.   The decrease in net expense was primarily the result of $0 of amortization of deferred financing costs during the three months ended September 30, 200 9 as compared to $55,073 during the same period in 2008 ..

LOSS FROM CONTINUING OPERATIONS (RESTATED).  The loss from continuing operations for the three months ended September 30, 2009 decreased $114,511 or 66% to $59,165 compared to $173,676 for the three months ended September 30, 2008.  The primary reason for the reduced loss was our substantial reduction in operating expenses.

DISCONTINUED OPERATIONS.  In the first quarter of 2009 the company closed its manufacturing facility in Chico, CA and entered into a three (3) year contract with Mendocino Brewing Company, Inc. to outsource the production of our certified organic beers.  During the second quarter 2009 the company sold most of its brewing equipment.  As a result, the company had a loss from discontinued operations for the three months ended September 30, 2009 of $12,844 compared to a loss for discontinued operations of $45,094 for the comparable period in 2008.

NET INCOME (LOSS) (RESTATED) .. Net loss decreased $146,761 or 67% to a loss of $72,009 for the three months ended September 30, 2009 compared to a loss of $218,770 for the three months ended September 30, 2008.   The reduction in our net loss was primarily the result of changing our model to a contract brewing model and closing our Chico, California production facility.

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

COST OF GOODS SOLD  Cost of goods sold for the nine months ended September 30, 2009 was $150,942 or 88.9% of beer sales compared to $630,767 or 88 .. 1% of beer sales for the nine months ended September 30, 2008.  Our Cost of Goods Sold as a percentage of sales increased due to higher prices for raw materials and a substantial decrease in our production due to the closure of our brewing facility in January 2009

GROSS PROFIT Gross profit for the nine months ended September 30, 2009 was $5,23 2 or 3.4% of net revenues compared to $51,44 2 or 7.5% of net revenues for the nine months ended September 30, 2008.  Our Gross Profit decreased due to our significant reduction of sales and our higher Cost of Goods Sold as described above

OPERATING EXPENSES Total operating expenses decreased $ 148,267 or 46 % to $ 174,323 for the nine months ended September 30, 2008.  Components of operating expenses were:

*	Amortization expense was $3,750 for the nine months ended September 30, 2009 compared to $4,759 for the nine months ended September 30, 2008.
*

Management compensation was $11,250 for the nine months ended September 30, 2009 compared to $77,854 for the nine months ended September 30, 2008.  The decrease was related to a reduction of salaried employees.

*

Selling expense was $12,991 for the nine months ended September 30, 2009 compared to $96,714 for the nine months ended September 30, 2008.  We aggressively reduced our selling expense as we did not have sufficient inventory levels to warrant selling efforts during the period ..  We reduced our trade show, travel expenses and all discretionary selling expenses.

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

OTHER INCOME & EXPENSE (RESTATED) ..  Net other expense decreased by $ 173,583 to $ 20,894 for the nine months ended September 30, 2009 compared to a net other expense of $ 194,477 for the nine months ended

September 30, 2008.   The decrease was primarily the result of a gain on marketable securities of $ 86,694 as compared to $0 in the comparable period in 2008 as we did not begin investing in marketable securities until the fourth quarter of 2008. Also, net other expense decreased due to a decrease in amortization of deferred financing costs and a decrease in interest expense of $57,078 and $36,639, respectively, due to significant reductions in our level of debt during the second quarter of 2009.

LOSS FROM CONTINUING OPERATIONS (RESTATED).  The loss from continuing operations for the nine months ended September 30, 2009 decreased $275,640 or 59% to $189,985 compared to $465,625 for the nine months ended September 30, 2008.  The primary reasons for the decreased  loss from continuing operations was our $148,267 decrease in operating expense and our $173,583 decrease in net other expense, offset by a $46,210 decrease in gross profit as described above..

DISCONTINUED OPERATIONS.  In the first quarter of 2009 the company closed its manufacturing facility in Chico, CA and entered into a three (3) year contract with Mendocino Brewing Company, Inc. to outsource the production of our certified organic beers.  During the second quarter of 2009, the Company sold most of its brewing equipment.  As a result, the Company had a gain from discontinued operations of for the nine months ended September 30, 2009 of $9,251 compared to a loss for discontinued operations of $190,227 for the comparable period in 2008.

NET INCOME (LOSS) (RESTATED) .. Net loss decreased $ 475,118 to a net loss of $ 180,734 for the nine months ended September 30, 2009 compared to a loss of $655,852 for the nine months ended September 30, 2008.   The reduction in our net loss was primarily the result of the $199,478 decrease in loss from discontinued operations resulting from the closure of our brewery and sale of brewery equipment and the $275,640 decrease in our loss from continuing operations reduced operating expenses, reduced debt servicing costs and a gain on marketable securities.

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

We had a working capital deficit of $974,2 08 at September 30, 2009.  Our total debt, all short-term, was $ 548,591 at September 30, 2009.  We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of

equity to provide adequate working capital to continue operations.   There are no assurances that we will be able to secure additional capital to maintain operations.

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

Lines of Credit

The Company assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14.25% as of September 30, 2009. The card is uncollateralized and guaranteed by Tom Atmore, our former general manager. The outstanding balance as of September 30, 2009 was $ 23,421 ..

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

As part of the acquisition of Butte Creek, the Company assumed an $8,136 note payable to Bruce Detweiler, a member of Butte Creek.  As of September 30, 2009 the note had accrued interest of $ 5,457 ..

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

Effective December, 2008, the Company’s subsidiary issued a note in the principal amount of $200,000 to evidence a note.  The note accrues interest at the rate of 6% per annum and was due and payable, in full, on December 31, 2009.  The note was convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price equal to $0.10 per share ..   The note was collateralized by the marketable securities held by our Washington subsidiary and 100% of the common stock of our Washington subsidiary.   In January, 2009, the balance owed under this note was reduced by a payment from the proceeds of securities sales to $183,250.  On June 15, 2009, the Company entered into an Agreement to Convert part of this debt with the holder, pursuant to which the holder agreed to accept, and the Company agreed to issue, 1,665,000 shares of common stock, in satisfaction of $83,250 in principal amount owed.  All accrued and unpaid interest as of June 15, 2009 was waived and forgiven.   The Shares were valued at $0.04 per share and the company recorded a gain of the forgiveness of principal debt in the amount of $16,650 applicable to principal and $1,972 applicable to interest payable; these amounts are recorded as additional paid-in capital in our restated consolidated financial statements.    In addition, the Company’s subsidiary agreed to repay the remaining $100,000 in principal amount in full by June 30, 2009.   During the three months ended September 30, 2009, principal payments of $70,000 were paid leaving a principal balance and accrued interest of $30,000 and $ 4,520, respectively.

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

During the years ended December 31, 2007 and 2008, an affiliate of Mr. Power made short-term advances to the Company that remained unpaid as of December 31, 2008 and September 30, 2009 in the amounts of $107,425 and $57,181, respectively.   The advances are uncollateralized and due on demand and had total accrued interest of $18,000 and $1,181 as of December 31, 2008 and September 30, 2009, respectively. On June 15, 2009, the Company entered into an Agreement to Convert Debt with the affiliate of Mr. Power, pursuant to which the affiliate agreed to accept, and the Company agreed to issue, 1,070,475 shares of common stock in satisfaction of $42,189 in principal amount owed by this affiliate.  All accrued and unpaid interest applicable to these advances as of March 31, 2009 was waived and forgiven. The shares were valued at $0.04 per share and the Company recorded a gain of the forgiveness of debt in the amount of $21,000 applicable to interest payable; this amount was recorded as additional paid-in capital in our restated consolidated financial statements.

During the nine months ended September 30, 2009, John Power and affiliates of Mr. Power made additional short-term advances to the Company which has a balance of $58,750.  The advances were uncollateralized and due on demand.

Subsequent to September 30, 2009, John Power and Power Curve, Inc. made advances to the Company that has been repaid in full.

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

Delinquent Taxes

At September 30, 2009, the Company had outstanding payroll tax liabilities of $ 48,527 .. Of these amounts $ 43,701 are considered delinquent.

California Redemption Value (CRV) is a tax collected on all package sales to retailers, processed through the California Department of Conservation and refunded through the State's recycling program. The United States Tax and trade Bureau ("TTB"), and various state agencies collect excise taxes often referred to as "alcohol taxes" with the amount based on the volume of beer sold. At September 30, 2009, the Company had alcohol related taxes payable to federal and state taxing authorities of $ 3,742 .. The detail of those taxes payable is as follows:

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

1.     Promissory Note in favor of Power Curve, Inc. ($2,000 plus $7,965 in interest).

2.     Notes payable to John C. Power and a company controlled by John C. Power in the amount of $221,700 plus accrued interest of $42,264 matured on December 31, 2008 and were not repaid.

3.     Promissory Note in favor of Power Curve, Inc. in the amount of $10,000 matured on July 31, 2009 and was not repaid.

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