Form 10-Q
period 2010-06-30
ATHENA SILVER CORP
filed 2010-08-16
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

:	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

‘	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  :    No  ‘

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ‘    No  :

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ‘	Accelerated filer ‘	Non-accelerated filer ‘	Smaller reporting company :

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ‘  No  :

APPLICABLE ONLY TO CORPORATE ISSUERS:

On August 16, 2010 there were 22,270,000 shares of the registrant’s common stock, $.0001 par value, outstanding.

ATHENA SILVER CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$ 4,196	$ 143
Accounts receivable, net	5,760	11,104
Prepaid expenses and other current assets	5,000	1,000
Assets of discontinued brewing operations	–	46,385
Total current assets	14,956	58,632

Mining rights	176,163	–
Other assets	–	21,029
Total assets	$ 191,119	$ 79,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 394,463	$ 350,721
Accrued liabilities	267,543	216,428
Short-term debt – non-affiliates	50,545	54,507
Short-term debt – related parties	446,109	509,404
Derivative contract liabilities	53,110	–
Checks issued in excess of funds available	–	3,407
Total current liabilities	1,211,771	1,134,467

Long-term debt – related parties	50,000	–
Total liabilities	1,261,771	1,134,467

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.0001 par value, 100,000,000 shares authorized; 22,220,000 and 20,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,222	2,000
Additional paid-in capital	2,766,403	2,544,625
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(237,846)	–
Total stockholders’ deficit	(1,070,652)	(1,054,806)
Total liabilities and stockholders’ deficit	$ 119,119	$ 79,661

See notes to condensed consolidated financial statements.

ATHENA SILVER CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

		Three Months Ended June 30,		Six Months Ended June 30,		Inception of Exploration Stage (January 1, 2010) through June 30,
		2010	2009	2010	2009	2010

Revenue		$ –	$ –	$ –	$ –	$ –

Operating expenses:
General and administrative		(101,514)	(56,455)	(142,121)	(123,944)	(142,121)
Mineral property and exploration costs		(29,636)	–	(74,291)	–	(74,291)
Total operating expenses		(131,150)	(56,455)	(216,412)	(123,944)	(216,412)

Other income (expense):
Interest expense		(13,781)	(5,628)	(27,631)	(36,205)	(27,631)
Loan fees		–	(2,400)	–	(2,400)	–
Amortization of deferred financing costs		–	(67,469)	–	(84,922)	–
Gain on derivative contracts		9,670	–	9,670	–	9,670
Gain on marketable securities		–	98,015	–	80,311	–
Gain on forgiveness of short-term debt and accounts payable		–	26,458	–	26,458	–
Other income		2,405	335	2,958	1,596	2,958
Total other income (expense)		(1,706)	49,311	(15,003)	(15,162)	(15,003)

Loss from continuing operations		(132,856)	(7,144)	(231,415)	(139,106)	(231,415)
Net income (loss) from discontinued brewing operations	﷐	(7,237)	70,831	(6,431)	30,381	(6,431)
Net income (loss)		$ (140,093)	$ 63,687	$ (237,846)	$ (108,725)	$ (237,846)
Dividends on preferred stock		–	–	–	(3,582)	–
Net income (loss) attributable to common shareholders		$ (140,093)	$ 63,687	$ (237,846)	$ (112,307)	$ (237,846)

Basic and diluted net income (loss) per common share:
Basic and diluted net loss per share from continuing operations		$ (0.01)	$ (0.00)	$ (0.01)	$ (0.03)
Basic and diluted net income (loss) per share from discontinued brewing operations		$ (0.00)	$ 0.01	$ (0.00)	$ 0.00
Basic and diluted net income (loss) per common share		$ (0.01)	$ 0.01	$ (0.01)	$ (0.02)
Weighted average common shares outstanding - basic		22,193,462	6,322,411	21,564,061	4,871,528
Weighted average common shares outstanding - diluted		22,193,462	8,134,357	21,564,061	6,844,637

See notes to condensed consolidated financial statements.

ATHENA SILVER CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ (Deficit)
	Shares	Amount

Balance at December 31, 2009	20,000,000	$ 2,000	$ 2,544,625	$ (3,601,431)	$ –	$ (1,054,806)
Issuance of common stock for cash	2,000,000	200	199,800	–	–	200,000
Issuance of common stock for mining rights	220,000	22	21,978	–	–	22,000
Net loss	–	–	–	–	(237,846)	(237,846)
Balance at June 30, 2010	22,220,000	$ 2,222	$ 2,766,403	$ (3,601,431)	$ (237,846)	$ (1,070,652)

See notes to condensed consolidated financial statements.

ATHENA SILVER CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,		Inception of Exploration Stage (January 1, 2010) through June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$ (237,846)	$ (108,725)	$ (237,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	—	2,500	—
Amortization of deferred financing costs	—	84,922	—
Share-based compensation expense to employees	—	6,676	—
(Gain) on derivative contract liabilities	(9,670)	—	(9,670)
(Gain) on forgiveness of debt and accounts payable	(1,921)	(26,458)	(1,921)
(Gain) on marketable securities	—	(80,311)	—
Loss (gain) on sale of assets of discontinued brewing operations	9,992	(68,142)	9,992
	(1,599)	(80,813)	(1,599)
Changes in operating assets and liabilities:
Decrease (increase) decrease in accounts receivable	5,344	(10,560)	5,344
(Increase) decrease in prepaid expenses and other	(4,000)	6,339	(4,000)
Decrease in marketable securities	—	120,048	—
Decrease in assets of discontinued brewing operations	46,385	3,662	46,385
Increase (decrease) in accounts payable	45,664	(13,708)	19,942
Increase in accrued liabilities and other	19,942	17,780	47,709
	113,335	123,561	113,335

Net cash used in operating activities	(126,110)	(65,977)	(126,110)

Cash flows from investing activities:
Acquisition of mining rights	(63,616)	—	(63,616)
Net proceeds from fixed assets, intangibles and other	11,037	192,319	11,037
Net cash (used in) provided by investing activities	(52,579)	192,319	(52,579)

Cash flows from financing activities:
Borrowings from short-term debt – non-affiliates	1,037	1,073	1,037
Repayments of short-term debt – non-affiliates	(5,000)	(43,705)	(5,000)
Borrowings from short-term debt – related parties	66,912	230,875	66,912
Repayments of short-term debt – related parties	(105,207)	(315,904)	(105,207)
Borrowings from long-term debt – related parties	25,000	—	25,000
Proceeds from issuance of common stock	200,000	—	200,000
Net cash provided by (used in) financing activities	182,742	(127,661)	182,742

Net increase (decrease) in cash	4,053	(1,319)	4,053
Cash and cash equivalents, beginning of period	143	21,201	143
Cash and cash equivalents, end of period	$ 4,196	$ 19,882	$ 4,196

See notes to condensed consolidated financial statements.

ATHENA SILVER CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

(UNAUDITED)

	Six Months Ended June 30,		Inception of Exploration Stage (January 1, 2010) through June 30,
	2010	2009	2010

Supplemental schedule of cash flow information:
Cash paid for interest	$ 1,073	$ 8,764	$ 1,073
Cash paid for income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for mining rights	22,000	—	22,000
Common stock issued for short-term debt	—	383,819	—
Common stock issued for accounts payable	—	100,000	—
Common stock issued for preferred shares	—	225,000	—
Derivative contract liability issued for mining rights	62,780	—	62,780
Forgiveness of short-term debt - lines of credit	—	7,193	—
Forgiveness of short-term debt - notes payable – related parties	—	85,250	—
Forgiveness of accrued expenses – related parties	—	54,045	—
Accrued and unpaid preferred stock dividends	—	3,582	—
Increase in accrued liabilities applicable to mining rights	27,767	—	27,767

See notes to condensed consolidated financial statements.

ATHENA SILVER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

In this Form 10-Q, we use the terms “Athena,” “we,” “our,” “ourselves,” and “us” to refer to Athena Silver Corporation and its subsidiaries.

1.

Organization, Liquidity and Management’s Plans:

Organization:

We were incorporated in the State of Delaware on December 23, 2003.  We are now an Exploration Stage Company.  Our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether the properties that we lease contain mineral reserves that are economically recoverable.

Originally, we were formed to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC, (“Butte Creek”) a California limited liability company engaged in the craft brewing business.   Our acquisition of Butte Creek was completed on August 31, 2005 through our wholly-owned subsidiary Golden West Brewing Company, a California corporation (“GWBC-CA”).   In 2008, we formed a wholly-owned subsidiary in Washington, Golden West Brewing, Inc., which was formed to make an acquisition that did not materialize.  We utilized this subsidiary in 2009 and 2008 to make investments in marketable securities.    In late 2008, we made a decision to discontinue our brewing operations at our Chico, California brewery.  In January 2009, we closed our brewery and during the first half of 2009, we completed the sale of all of our brewery equipment. In January 2009, we formed a Delaware subsidiary of GWBC-CA, Butte Creek Brands, LLC, to which we assigned our craft beer brands.  In December 2009, we made a decision, effective January 1, 2010, to completely exit the craft brewing business in order to focus exclusively on the acquisition, exploration of mineral resources. During the first half of 2010 we disposed of our remaining craft brewing business assets consisting mainly of finished beer product inventory. On June 25, 2010, we entered into an Intellectual Property Assignment Agreement with Mendocino Brewing Company, Inc. (“Mendocino”) to assign all of our brands and intellectual property to Mendocino in exchange for a royalty payment ranging between $0.50 and $1.00 per case and $3.00 per barrel sold on future production from our brands and other intellectual property assigned to Mendocino.   The royalty is capped at $150,000.

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

Our primary focus during 2010 will be to evaluate historical records related to the Langtry Property, acquire additional mining rights and develop a plan for the exploration, development and permitting of the Property.  All annual lease payments, exploration or development efforts and permitting applications on this property will require additional capital.

We are not able to determine at this time whether the Property contains reserves that are economically recoverable.

Liquidity:

Our condensed consolidated financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Due to our history of losses, our deficits, our substantial leverage and liquidity constraints, the satisfaction of our liabilities depends on the success of our business plan, the continued support of our stockholders, lenders, and creditors, and our ability to restructure debt obligations and obtain access to additional liquidity from debt financing and/or to raise additional capital.

There is no assurance that our initiatives to improve our liquidity and financial position will be successful. Accordingly, without this assurance, these material uncertainties create a substantial doubt that we will be able to continue as a going concern.

2.

Summary of Significant Accounting Policies:

Interim reporting:

These condensed consolidated financial statements and related notes thereto contain unaudited information as of and for the three and six months ended June 30, 2010 and 2009.  In the opinion of management, the statements include all the adjustments necessary, principally of a normal and recurring nature, to fairly present our condensed consolidated results of operations  and cash flows as of and for the three and six months ended June 30, 2010 and 2009 and financial position for the periods ended June 30, 2010 and December 31, 2009.  The condensed consolidated results of operations and the condensed consolidated statements of cash flows for the six month period ended June 30, 2010 are not necessarily indicative of the operating results or cash flows expected for the full year.  The financial information as of June 30, 2010 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on May 4, 2010.

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

Reclassifications:

Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on net income (loss).

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

Mining rights:

We have determined that our mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the direct costs to acquire or lease mining rights are initially capitalized as tangible assets. Direct costs include cash consideration, the fair market value of shares issued as consideration and the fair value of derivative contract instruments issued as consideration for mining rights.  Mining rights include the costs associated with leasing or acquiring patented and unpatented mining claims; leasing mining rights including lease signature bonuses and lease rental payments; and options to purchase or lease properties.

If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized over the estimated useful life of the property following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the property is sold or abandoned. For mining rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Proven and probable reserves have not been established for mining rights as of June 30, 2010. No impairment loss was recognized during the three and six months ended June 30, 2010 and mining rights are net of $0 of impairment loses as of June 30, 2010.

The amount capitalized represents the fair value at the time the mineral rights are acquired less accumulated amortization and any impairment losses. Some of our rights to extract minerals are contractually limited by time; however, we may have an option to purchase these rights and mining claims.

Exploration costs:

Mineral exploration costs are expensed as incurred. When it has been determined that it is economically feasible to extract minerals and the permitting process has been initiated, the costs incurred to further delineate and develop the mine are considered pre-commercial production costs and will be included in our consolidated balance sheets.

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

Basic and diluted net income (loss) per common share:

Basic net income (loss) per common share is based on the weighted-average number of common shares actually outstanding during each respective period ended June 30, 2010 and 2009.  The calculation of diluted net income (loss) per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net income (loss) per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the three and six months ended June 30, 2010 were 425,000 and for the three and six months ended June 30, 2009 were 1,811,946 and 1,973,109, respectively, and were comprised of outstanding stock options and potential conversion of our convertible debt into common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

Recently adopted accounting pronouncements:

In May 2009, the Financial Accounting Standards Board (“FASB”) established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB amended this standard whereby SEC filers, like ourselves, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that we have done so or disclose the date through which subsequent events have been evaluated. The adoption of this standard did not have a material effect on our condensed consolidated financial statements.

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

3.

Mining Rights and Mining Lease:

On March 15, 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which granted us a 20 year lease to develop and conduct mining operations on the Langtry Property, also with an option to purchase the Property.  The Langtry Lease superseded a Purchase Agreement entered into in December 2009.

During the term of the Lease, we have the exclusive right to develop and conduct mining operations on the Property.   The Property is currently in the exploration stage.  All future lease payments, exploration or development efforts and permitting applications on this property will require new equity capital or loans.

In March 2010, we paid the lessor $50,000 in cash and issued 220,000 shares of our common stock as initial consideration for the Lease. In addition, we are obligated to issue the lessor additional shares of our stock on March 15th of each year during the next five years representing two percent of any additional common or preferred shares that we may issue during this time frame (the “Anti-dilution Provisions”). We capitalized the $50,000 cash payment, the estimated $22,000 fair value of the 220,000 common shares issued and the estimated $62,780 fair value of the Anti-dilution Provisions as mining rights in our condensed consolidated balance sheet at June 30, 2010.

The following is a summary of the material provisions of the Langtry Lease:

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

•

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

During the three and six months ended June 30, 2010, we recognized $22,489 and $27,767, respectively, of lease rental expense which was comprised of $15,000 and $17,500, respectively, under the $60,000 annual cash rental requirement and $7,489 and $10,267, respectively under the 1% Clause. Lease rental expenses are capitalized and included in mining rights in our condensed consolidated balance sheet. At June 30, 2010, the total fair value of the 1% Clause was estimated to be $32,500 based on an estimated 22 million shares issued and outstanding (that are subject to the 1% Clause) and the current market price of our common shares at June 30, 2010.

The Langtry Property is also subject to a three percent (3%) net smelter royalty in favor of Mobil Exploration and Producing North America Inc. from the sale of concentrates, precipitates or metals produced from ores mined from the royalty acreage.    In addition, there is an additional incremental 2% royalty on net smelter proceeds from silver sales above ten dollars ($10.00) per troy ounce plus an additional incremental 2% royalty on net smelter proceeds from silver sales above fifteen dollars ($15.00) per troy ounce.

Derivatives:

Upon execution of the Langtry Lease, we evaluated the Anti-dilution Provisions and concluded that these obligations are embedded derivatives that need to be bifurcated for valuation purposes. These derivatives were determined to not be clearly and closely related to the host instrument. We used a fair value modeling technique to value theses derivatives and recorded mining rights with a fair value of $62,780 and corresponding derivative contract liabilities in our condensed consolidated balance sheet at the March 15, 2010 effective date of the Lease.

We are required to fair value these derivatives at each reporting period and we determined that the derivative contract liabilities had a fair value of $53,110 at June 30, 2010. We recorded a gain on fair value of derivative contract liabilities of $9,670 during the three and six months ended June 30, 2010.

4.

Assets and Liabilities Measured at Fair Value:

ASC 820 “Fair Value Measurements and Disclosures” established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

The following table presents information about our net liabilities measured at fair value on a recurring basis as of June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value.

	Level 1	Level 2	Level 3
Derivative contract liabilities (1)	–	–	$ 53,110

(1)

We are required to make significant estimates and assumptions when fair valuing these derivatives including probabilities of equity offerings ranging from at total of  4.6 million to 74 million common shares and probabilities of our future stock prices ranging from $0.00 to $2.58 per common share during the remaining life of the derivative contact liability which ends on March 15, 2015. We use an internally developed fair value model run with multiple iterations to fair value these derivatives. Our embedded derivative contract liabilities are recorded in other current liabilities and the fair value adjustments for unrealized and realized gains/ losses are recorded in total other income (expense) on our condensed consolidated balance sheet and in our condensed consolidated statements of operations, respectively.

The following is a reconciliation of the beginning and ending balances for our derivate contract liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six month periods ended June 30, 2010:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Beginning balance	$ 62,780	$ -
Total unrealized gains included in earnings	(9,670)	(9,670)
Issuances	–	62,780
Transfers	–	–
Ending balance	$ 53,110	$ 53,110

Total unrealized gains included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at June 30, 2010 were $9,670 during the three and six months ended June 30, 2010.

The fair values of our other financial instruments, which include cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and short-term debt – non-affiliates were estimated to be approximately their carrying value due to the immediate or short-term maturity of these financial instruments. We are unable to estimate the fair value of amounts due to related parties, including $50,000 of long-term debt due December 31, 2011 and $446,109 of short-term debt, without incurring excessive costs because quoted market prices are not available, we have not developed the valuation model necessary to make these estimates, and the cost of obtaining independent valuations would be excessive.

5.

Debt:

Short-term Debt

At June 30, 2010 and December 31, 2009, our short-term debt consisted of the following:

	June 30, 2010	December 31, 2009

Lines of credit	$ 24,459	$ 23,421
Advances – non-affiliates	–	5,000
Notes payable – non-affiliates	26,086	26,086
Total short-term debt – non-affiliates	$ 50,545	$ 54,507

Advances – related parties	$ 3,396	$ 49,941
Notes payable – related parties	442,713	459,463
Total short-term debt – related parties	$ 446,109	$ 509,404

Deferred loan fees amortization was $0 in 2010 as the related debt was retired in June, 2009.  During the three and six months ended June 30, 2009, we recognized $67,469 and $84,922, respectively, of deferred loan fees amortization applicable to our convertible debentures included in short-term debt – related parties. Deferred loan fees amortization is included in amortization of deferred financing costs in the condensed consolidated statements of operations.

Long-term Debt

At June 30, 2010 and December 31, 2009, our long-term debt consisted of the following:

	June 30, 2010	December 31, 2009

Notes payable – related parties	$ 50,000	$ -

Effective June 30, 2010, we issued an uncollateralized promissory note in the principal amount of $25,000 to John C. Power, our CEO, in satisfaction of an 8% secured promissory note with an outstanding principal balance of $10,000 due July 31, 2009 between the Company and John C. Power and $15,000 of non-interest bearing unsecured short-term advances payable to John C. Power. The promissory note bears interest at 6% per annum and is due December 31, 2011.

Effective June 30, 2010, we issued an unsecured promissory note in the principal amount of $25,000 to a significant shareholder evidencing borrowings in two tranches; the first in the amount of $17,000 on May 20, 2010 and the second in the amount of $8,000 on June 30, 2010. The promissory note bears interest at 6% per annum beginning on the funding date of each tranche and is due December 31, 2011.

The promissory notes are reflected in long-term debt – related parties in our condensed consolidated balance sheets.

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

7.

Shareholders’ Deficit:

 On April 8, 2010 we sold 345,000 shares of common stock to two related parties, at a purchase price of $0.10 per share in consideration for $34,500 in cash.

Between January 29, 2010 and March 29, 2010, we completed the sale of an aggregate of 1,655,000 shares of common stock to two related parties and six non-affiliate investors, at a purchase price of $0.10 per share in consideration for $165,500 in cash.

On March 15, 2010 we issued 220,000 shares of common stock valued at $0.10 per share in connection with our acquisition of mining rights applicable to the Langtry Property. See also Note 3.

8.

Related Party Transactions:

During the three and six months ended June 30, 2010, we borrowed $36,750 and $66,912, respectively, and repaid $36,745 and $98,457  in non-interest bearing advances from/to John C. Power and an entity controlled by John C. Power.

During the three and six months ended June 30, 2010, we repaid $6,000 and $6,750, respectively of notes payable owed to an entities controlled by John C. Power.

During the three and six months ended June 30, 2010, we borrowed $25,000 from and issued a 6% promissory note to a significant shareholder as more fully described in Note 5.

During the three and six months ended June 30, 2010, we issued a 6% promissory note to John C. Power as more fully described in Note 5.

During the three and six months ended June 30, 2010, we incurred interest expense to related parties in the following amounts:

Interest Expense
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Notes payable – John C. Power (1)	$ 9,044	$ 18,374
Notes payable – two significant investors	$ 1,274	$ 2,437

(1)

entities controlled by John Includes C. Power

At June 30, 2010 we had accrued interest payable, included in accrued liabilities on our condensed consolidated balance sheets, to related parties in the following amounts:

Accrued Interest Payable
June 30, 2010

Notes payable – John C. Power (1)	$ 100,687
Notes payable – two significant investors	$ 5,855

(1)

Includes entities controlled by John C. Power

During the three and six months ended June 30, 2010, we incurred $17,434 and $31,987, respectively, of legal fees to our general counsel who is a significant investor. During the three and six months ended June 30, 2009 we incurred $15,555 and $25,323, respectively, of legal fees to our general counsel. These amounts are included in general and administrative expense in our condensed consolidated statements of operations. At June 30, 2010 and December 31, 2009, we owed our general counsel $41,869 and $9,881, respectively, and these amounts are included in accounts payable on our condensed consolidated balance sheets.

During the three and six months ended June 30, 2010, we issued 172,500 and 422,500 shares, respectively, of our common stock at $0.10 per share for total cash proceeds of $17,250 and $42,250, respectively, to John C. Power.

During the three and six months ended June 30, 2010, we issued 172,500 and 1,172,500 shares, respectively, of our common stock at $0.10 per share for total cash proceeds of $17,250 and  $117,250, respectively, to a related party who was a significant investor.

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

During the six months ended June 30, 2010, we disposed our remaining craft brewing business assets, consisting of finished beer product inventory and intangible assets of $46,385 at December 31, 2009, through our normal sales process and these assets are reflected as assets of discontinued brewing operations in our condensed consolidated balance sheet at December 31, 2009. Accordingly, the results of operations for the sale of finished beer product inventory are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations. Our exit costs associated with our decision to exit the brewing business were insignificant.

During the three and six months ended June 30, 2010, we recognized losses on discontinued brewing operations of $7,237 and $6,431, respectively. During the three and six months ended June 30, 2010, our loss from discontinued brewing operations was comprised of $14,714 and $57,749 of revenues, respectively, and $11,959 and $54,188 of expenses applicable to the sale of finished beer product inventory, respectively, as well as a $9,992 loss on sale of intangible brewing assets during the three and six months ended June 30, 2010, respectively.

During the three and six months ended June 30, 2009 we recognized net income from discontinued brewing operations of $70,831 and $30,381, respectively.

During the three and six months ended June 30, 2009 our net income from discontinued brewing operations included $5,969 and $6,246, respectively, of net income from sales of finished beer product inventory. During the three and six months ended June 30, 2009, our net income from discontinued brewing operations included $72,681 and $115,241 of revenues, respectively, and $66,712 and $108,995 of expenses applicable to the sale of finished beer product inventory, respectively.

During the three and six months ended June 30, 2009 our net income from discontinued brewing operations included $64,862 and $24,135, respectively, of previously reported gains from our discontinued Chico brewery operation. During the three and six months ended June 30, 2009, our gains from discontinued brewing operations included $1,838 and $5,507 of revenues, respectively, and $11,871 and $49,514 of expenses, respectively, as well as gain on sale of Chico brewery operations assets held for sale of $74,895 and $68,142, respectively.

10. Subsequent Events:

On August 3, 2010, we issued an unsecured promissory note in the principal amount of $25,000 to a significant shareholder which bears interest at 6% per annum and is due December 31, 2011. We issued 50,000 common shares to this significant shareholder as financing fees with a fair value of $5,000 on the date of the loan.

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

Overview:

We were incorporated in the State of Delaware on December 23, 2003.  We are now an Exploration Stage Company.  Our principal business is the acquisition and exploration of mineral resources. We have not presently determined whether the properties that we lease contain mineral reserves that are economically recoverable.

Originally, we were formed to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC, (“Butte Creek”) a California limited liability company engaged in the craft brewing business.   Our acquisition of Butte Creek was completed on August 31, 2005 through our wholly-owned subsidiary Golden West Brewing Company, a California corporation (“GWBC-CA”).   In 2008, we formed a wholly-owned subsidiary in Washington, Golden West Brewing, Inc., which was formed to make an acquisition that did not materialize.  We utilized this subsidiary in 2009 and 2008 to make investments in marketable securities.  In late 2008, we made a decision to discontinue our brewing operations at our Chico, California brewery.  In January 2009, we closed our brewery and during the first half of 2009, we completed the sale of all of our brewery equipment. In January 2009, we formed a Delaware subsidiary of GWBC-CA, Butte Creek Brands, LLC, to which we assigned our craft beer brands.  In December 2009, we made a decision, effective January 1, 2010, to completely exit the craft brewing business in order to focus exclusively on the acquisition, exploration of mineral resources. During the first half of 2010 we disposed of our remaining craft brewing business assets consisting mainly of finished beer product inventory. On June 25, 2010, we entered into an Intellectual Property Assignment Agreement with Mendocino Brewing Company, Inc. (“Mendocino”) to assign all of our brands and intellectual property to Mendocino in exchange for a royalty payment ranging between $0.50 and $1.00 per case and $3.00 per barrel sold on future production from our brands and other intellectual property assigned to Mendocino.   The royalty is capped at $150,000.

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) to acquire, explore and exploit mineral resources. On March 15, 2010, Athena Minerals entered into a Mining Lease with Option to Purchase which granted to Athena Minerals a 20 year lease to develop and conduct mining operations on a 413 acre group of 20 patented mining claims located in the Calico Mining District (the “Langtry Property”, or the “Property”).  This Property is located at the base of the Calico Mountains northeast of Barstow, in San Bernardino County, CA. The agreement also contains an option to purchase the Property.  The Mining Lease with Option superseded a Purchase Agreement entered into in December 2009.

Our primary focus during 2010 will be to evaluate historical records related to the Langtry Property, acquire additional mining rights and develop a plan for the exploration, development and permitting of the Property.  All annual lease payments, exploration or development efforts and permitting applications on this property will require additional capital.

We are not able to determine at this time whether the Property contains reserves that are economically recoverable.

Significant Trends:

*

Working Capital Shortage.  Our history of working capital deficits makes it difficult to raise capital.  Our wholly-owned brewing subsidiaries owe delinquent taxes to the IRS and several federal and state agencies.   We have only been able to secure loans to fund minimum working capital requirements.

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

*

Transition to Exploration Stage Company. On January 1, 2010, we transitioned into an exploration stage company with a primary focus on the acquisition and exploration of mineral resources. Accordingly, we will be incurring expenditures for mining rights and exploration costs.

*

Discontinued Operations. In December 2009, we made a decision, effective January 1, 2010, to completely exit the craft brewing business in order to focus exclusively on the acquisition, exploration and exploitation of mineral resources including properties with silver ore deposits. Accordingly, revenues and expenses related to our craft brewing business are presented as discontinued operations in our results of operations.

The following discussion and analysis is for the three and six month periods ended June 30, 2010 and 2009, and should be read in conjunction with the notes to our unaudited condensed consolidated financial statements for the same period.

Results of Operations:

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009:

Operating expenses:

Total operating expenses increased $74,695 or 132% to $131,150 for the three months ended June 30, 2010 as compared to $56,455 for the three months ended June 30, 2009.  Components of operating expenses were:

*

General and administrative (“G&A”) expenses increased $45,059 or 80% to $131,150 for the three months ended June 30, 2010 compared to $56,455 for three months ended June 30, 2009 mainly as a result of one-time consulting fees associated with the restatement of our previously issued 2008 annual report and our quarterly 2009 financial statements.

*

Mineral property and exploration costs of $29,636 were incurred for the three months ended June 30, 2010 as compared to $0 for the three months ended June 30, 2009 as a result of our transition to an Exploration Stage Company. Mineral property and exploration costs were composed of: $23,653 environmental evaluation expense and $5,983 of other expense.

Other income (expense):

Total other income (expense) was ($1,706) for the three months ended June 30, 2010 as compared to $49,311 for the three months ended June 30, 2009.  Components of other income (expense) were:

*

Interest expense increased $8,153 to $13,781 during the three months ended June 30, 2010, as compared to $5,628 during the three months ended June 30, 2009, as a result timing differences applicable to the recording of interest expense during 2009; these timing differences were not material to the net income reported in the second quarter of 2009.

*

Amortization of deferred financing costs decreased to $0 during the three months ended June 30, 2010 as compared to $67,469 during the three months ended June 30, 2009 as all deferred financing costs were fully amortized at December 31, 2009.

*

Gain on derivative contracts increased to $9,670 during the three months ended June 30, 2010 as compared to $0 during the three months ended June 30, 2009 as a result of mark-to-market adjustments during the second quarter 2010. We did not have any derivative contract liabilities during the same period in 2009.

*

Gain on marketable securities decreased to $0 during the three months ended June 30, 2010 as compared to $98,015 during the three months ended June 30, 2009 as we sold all of our marketable equity securities during 2009.

*

Gain on forgiveness of debt and accounts payable decreased to $0 during the three months ended June 30, 2010 as compared to $26,458 during the three months ended June 30, 2009 as we did not incur forgiveness of debt and accounts payable during the second quarter of 2010.

*	Other income and loan fee (expense) - net increased to $2,405 during the three months ended June 30, 2010 as compared to $335 during the three months ended June 30, 2009.

Discontinued brewing operations:

Income (loss) from discontinued brewing operations was a loss of ($7,237) during the three months ended June 30, 2010 as compared to income of $70,831 during the three months ended June 30, 2009. Our income during the three months ended June 30, 2009 included a $74,895 gain on sale of brewery assets held for sale.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009:

Operating expenses:

Total operating expenses increased $92,468 or 75% to $216,412 for the six months ended June 30, 2010 as compared to $123,944 for the six months ended June 30, 2009.  Components of operating expenses were:

*

General and administrative (“G&A”) expenses increased $18,177 or 15% to $142,121 for the six months ended June 30, 2010 compared to $123,944 for six months ended June 30, 2009 mainly as a result of $45,000 of one-time consulting fees associated with the restatement of our previously issued 2008 annual report and our quarterly 2009 financial statements offset by a $22,572 decrease in rent expense and a $4,251 net decrease in all other G&A expense.

*

Mineral property and exploration costs of $74,291 were incurred for the six months ended June 30, 2010 as compared to $0 for the six months ended June 30, 2009 as a result of our transition to an Exploration Stage Company. Mineral property and exploration costs were composed of: $47,266 environmental evaluation expense and $27,025 of other expense.

Other income (expense):

Total other income (expense) was ($15,003) for the six months ended June 30, 2010 as compared to ($15,162) for the six months ended June 30, 2009.  Components of other income (expense) were:

*

Interest expense decreased $8,574 to $27,631 during the six months ended June 30, 2010 as compared to $36,205 during the six months ended June 30, 2009 as a result of decreased levels of interest bearing debt during the six months ended June 30, 2010 as compared to the same period in 2009.

*

Amortization of deferred financing costs decreased to $0 during the six months ended June 30, 2010 as compared to $84,922 during the six months ended June 30, 2009 as all deferred financing costs were fully amortized at December 31, 2009.

*

Gain on derivative contracts increased to $9,670 during the six months ended June 30, 2010 as compared to $0 during the six months ended June 30, 2009 as a result of mark-to-market adjustments during the second quarter 2010. We did not have any derivative contract liabilities during the same period in 2009.

*

Gain on marketable securities decreased to $0 during the six months ended June 30, 2010 as compared to $80,311 during the six months ended June 30, 2009 as we sold all of our marketable equity securities during 2009.

*

Gain on forgiveness of debt and accounts payable decreased to $0 during the six months ended June 30, 2010 as compared to $26,458 during the six months ended June 30, 2009 as we did not incur forgiveness of debt and accounts payable during the second quarter of 2010.

*	Other income and loan fee (expense) - net increased to $2,958 during the six months ended June 30, 2010 as compared to ($804) during the six months ended June 30, 2009.

Discontinued brewing operations:

Income (loss) from discontinued brewing operations was a loss of ($6,431) during the six months ended June 30, 2010 as compared to income of $30,381 during the six months ended June 30, 2009. Our income during the six months ended June 30, 2009 included a $68,142 gain on sale of brewery assets held for sale.

Liquidity and Capital Resources:

We had working capital deficits of $1,196,815 and $1,075,835 at June 30, 2010 and December 31, 2009, respectively.  Our total liabilities were $1,261,771 and $1,134,467, including debt of $546,654 and $563,911 at June 30, 2010 and December 31, 2009, respectively.  We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations.   There are no assurances that we will be able to secure additional capital to maintain operations.

During the six months ended June 30, 2010 we incurred capital expenditures of $63,616 comprised of a $50,000 mining rights lease signature bonus and $13,616 of other expenditures for mining rights.  In addition, we capitalized $112,547 of non-cash costs applicable to mining rights including: accrued lease rental costs of $27,767; the $22,000 fair value of 220,000 common shares issued as part of mining rights lease signature bonuses; and the estimated $62,780 fair value of contractual obligations to issue the lessor shares of our stock equal to 2% of all shares issued during the period March 15, 2010 to March 15, 2015 (excluding shares issued to the lessor).  To date, we have financed our capital expenditures through the sale of equity and short and long-term borrowings primarily from related parties and through the issuance of common shares and other non-cash consideration. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

We have no commitments, understandings or arrangements for any additional working capital other than our cash payment requirements under our cancellable lease rental obligation associated with the Langtry Lease. If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

Historical View:

Cash Used in Operating Activities

Cash provided by (used in) operating activities was ($126,110) and ($65,977) for the six months ended June 30, 2010 and 2009, respectively.  The majority of the cash provided by (used in) operating activities for the six months ended June 30, 2010 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant adjustments to net loss to arrive at cash provided by (used in) operating activities for the six months ended June 30, 2010, were changes in operating assets and liabilities including a $46,385 decrease in finished beer product inventory and a $67,651 increase in accounts payable and accrued liabilities. The most significant adjustment to net loss to arrive at cash provided by (used in) operating activities of continuing operations for the six months ended June 30, 2009, was a $84,922 non-cash charge applicable to deferred financing costs amortization; a ($80,311) non-cash gain on marketable securities; a ($68,142) non-cash gain on the sale of brewery assets held for sale; a ($26,458) non-cash gain on forgiveness of debt and accounts payable; and our $123,561 change in operating assets and liabilities during the six months ended June 30, 2009 which was mainly comprised of a $120,048 decrease in marketable equity securities.

Cash Used in Investing Activities

Cash provided by (used in) provided by investing activities was ($52,579) and $192,590 for the six months ended June 30, 2010 and 2009, respectively.  The uses and sources of cash were as follows:

*	Acquisition of mining rights used $63,616 of cash during the six months ended June 30, 2010.
*	Net proceeds from the sale of fixed assets, intangibles and other assets provided $11,037 and $192,319 of cash during the six months ended June 30, 2010 and 2009, respectively.

Cash Provided by Financing Activities

 Cash provided by (used in) financing activities during the six months ended June 30, 2010 was $182,742 compared to ($127,661) for the six months ended June 30, 2009.  The increase between the two periods principally relates to the $200,000 equity financing during the six months ended June 30, 2010 where we issued 2,000,000 shares of our common stock at $0.10 per share to a group of eight investors, including two related party investors and $127,661 net repayments of short-term debt during the first six months of 2009.

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

During the completion of the quarter ended June 30, 2010 financial statements, we became more familiar with the accounting for complex accounting transactions. In order to remediate these material weaknesses, in April 2010, management retained a financial consultant to design, implement and improve processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated to the extent practicable; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP. While we have implemented certain controls to address this matter in the quarter ended June 30, 2010 as described above, we do not believe that this material weakness has been remediated as of June 30, 2010.  Consequently, enhanced controls are being implemented during the remainder of 2010. Despite the material weakness described above, we believe that the June 30, 2010 condensed consolidated financial statements are correct in all material respects.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None, except as previously disclosed.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A to Part I of our Annual Report on  Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth the information required by Item 701 of Regulation S-B with respect to the unregistered sales of equity securities by Athena Silver Corporation, a Delaware corporation (the “Company”) completed during the period ended June 30, 2010:

1.

a.

In the quarter ended March 31, 2010, the Company sold an aggregate of 1,405,000 shares of Common Stock, $0.001 par value in consideration of $140,500.

b.

The securities were sold to seven investors, each of whom qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the “Securities Act”).  The Shares were issued as “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares.

d.

The sale of the Securities were undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder and Regulation D, rule 506 thereunder.  The investor qualified as an “accredited investor” within the meaning of Rule 501(a).  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based upon our investigation, we believed that the investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

Not applicable.

f.

The proceeds received were used for general working capital.

2.

a.

In the quarter ended March 31, 2010, the Company sold to John C. Power, the CEO of the Company, an aggregate of 250,000 shares of Common Stock, $0.001 par value in consideration of $25,000.

b.

The securities were sold to one person, who qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the “Securities Act”).  The Shares were issued as “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the

Shares.

d.

The sale of the Securities were undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder and Regulation D, rule 506 thereunder.  The investor qualified as an “accredited investor” within the meaning of Rule 501(a).  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based upon our investigation, we believed that the investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

Not applicable.

f.

The proceeds received were used for general working capital.

3.

a.

In the quarter ended March 31, 2010, the Company issued to the lessor of our mineral rights an aggregate of 220,000 shares of Common Stock, $0.001 par value in consideration of the granting by lessor of the option to purchase under the terms of the Lease.

b.

The securities were sold to one person, who qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the “Securities Act”).  The Shares were issued as “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares.

d.

The sale of the Securities were undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder and Regulation D, rule 506 thereunder.  The investor qualified as an “accredited investor” within the meaning of Rule 501(a).  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based upon our investigation, we believed that the investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

Not applicable.

f.

The Company received no proceeds as a result of the transaction.

4.

a.

In the quarter ended June 30, 2010, the Company sold an aggregate of 172,500 shares of Common Stock, $0.001 par value in consideration of $17,250.

b.

The securities were sold to one person, who qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the “Securities Act”).  The Shares were issued as “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares.

d.

The sale of the Securities were undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder and Regulation D, rule 506 thereunder.  The investor qualified as an “accredited investor” within the meaning of Rule 501(a).  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based upon our investigation, we believed that the investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

Not applicable.

f.

The proceeds received were used for general working capital.

5.

a.

In the quarter ended June 30, 2010, the Company sold to John C. Power, the CEO of the Company an aggregate of 172,500 shares of Common Stock, $0.001 par value in consideration of $17,250.

b.

The securities were sold to one person, who qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the “Securities Act”).  The Shares were issued as “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares.

d.

The sale of the Securities were undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder and Regulation D, rule 506 thereunder.  The investor qualified as an “accredited investor” within the meaning of Rule 501(a).  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based upon our investigation, we believed that the investor obtained all information regarding the Company that he requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

Not applicable.

f.

The proceeds received were used for general working capital.

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

ATHENA SILVER CORPORATION

Date: August 16, 2010	By:	/s/ JOHN C. POWER
John C. Power
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer