Form 10-Q
period 2010-09-30
ATHENA SILVER CORP
filed 2010-11-18
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

‘	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ‘

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ‘   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ‘	Accelerated filer ‘	Non-accelerated filer ‘	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ‘  No  :

APPLICABLE ONLY TO CORPORATE ISSUERS:

On November 17, 2010 there were 26,891,500 shares of the registrant’s common stock, $.0001 par value, outstanding.

ATHENA SILVER CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$5,745	$143
Accounts receivable, net	2,420	11,104
Prepaid expenses and other current assets	6,000	1,000
Assets of discontinued brewing operations	–	46,385
Total current assets	14,165	58,632

Mining rights	208,521	–
Other assets	4,428	21,029
Total assets	$227,114	$79,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$348,205	$350,721
Accrued liabilities	270,821	216,428
Short-term debt – non-affiliates	51,610	54,507
Short-term debt – related parties	461,509	509,404
Derivative contract liabilities	63,476	–
Checks issued in excess of funds available	743	3,407
Total current liabilities	1,196,364	1,134,467

Long-term debt – related parties	75,000	–
Total liabilities	1,271,364	1,134,467

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $.0001 par value, 100,000,000 shares authorized; 23,095,000 and 20,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2,310	2,000
Additional paid-in capital	2,853,815	2,544,625
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(298,944)	–
Total stockholders’ deficit	(1,044,250)	(1,054,806)
Total liabilities and stockholders’ deficit	$227,114	$79,661

See notes to condensed consolidated financial statements.

ATHENA SILVER CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

		Three Months Ended September 30,		Nine Months Ended September 30,		Inception of Exploration Stage (January 1, 2010) through September 30,
		2010	2009	2010	2009	2010

Revenue		$ –	$ –	$ –	$ –	$ –

Operating expenses:
General and administrative		(52,236)	(50,599)	(194,357)	(174,323)	(194,357)
Mineral property and exploration costs		(11,027)	–	(85,318)	–	(85,318)
Total operating expenses		(63,263)	(50,599)	(279,675)	(174,323)	(279,675)

Other income (expense):
Interest expense		(14,610)	(12,628)	(42,241)	(48,833)	(42,241)
Loan fees		–	–	–	(2,400)	–
Amortization of deferred financing costs		(572)	–	(572)	(84,922)	(572)
Gain on derivative contracts		11,634	–	21,304	–	21,304
Gain on marketable securities		–	6,383	–	86,694	–
Gain on forgiveness of short-term debt and accounts payable		429	–	2,351	26,458	2,351
Other income		1,662	512	2,699	2,109	2,699
Total other income (expense)		(1,457)	(5,733)	(16,459)	(20,894)	(16,459)

Loss from continuing operations		(64,720)	(56,332)	(296,134)	(195,217)	(296,134)
Net income (loss) from discontinued brewing operations	﷐	3,621	(15,677)	(2,810)	14,483	(2,810)
Net loss		$ (61,099)	$ (72,009)	$ (298,944)	$ (180,734)	$ (298,944)
Dividends on preferred stock		–	–	–	(3,582)	–
Net loss attributable to common shareholders		$ (61,099)	$ (72,009)	$ (298,944)	$ (184,316)	$ (298,944)

Basic and diluted net income (loss) per common share:
Basic and diluted net loss per share from continuing operations		$ (0.00)	$ (0.00)	$ (0.01)	$ (0.02)
Basic and diluted net income (loss) per share from discontinued brewing operations		$ 0.00	$ (0.00)	$ (0.00)	$ 0.00
Basic and diluted net loss per common share		$ (0.00)	$ (0.00)	$ (0.01)	$ (0.02)

Weighted average common shares outstanding – basic and diluted		22,606,957	20,000,000	21,915,513	9,969,786

See notes to condensed consolidated financial statements.

ATHENA SILVER CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total Stockholders’ (Deficit)
	Shares	Amount

Balance at December 31, 2009	20,000,000	$2,000	$2,544,625	$(3,601,431)	$ –	$(1,054,806)
Issuance of common stock for cash	2,000,000	200	199,800	–	–	200,000
Issuance of common stock for mining rights	220,000	22	21,978	–	–	22,000
Issuance of common stock for loan fees	50,000	5	4,995	–	–	5,000
Issuance of common stock in satisfaction of accounts payable	825,000	83	82,417	–	–	82,500
Net loss	–	–	–	–	(298,944)	(298,944)
Balance at September 30, 2010	23,095,000	$ 2,310	$ 2,853,815	$ (3,601,431)	$ (298,944)	$ (1,044,250)

See notes to condensed consolidated financial statements.

ATHENA SILVER CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,		Inception of Exploration Stage (January 1, 2010) through September 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$ (298,944)	$ (180,734)	$ (298,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	—	3,750	—
Amortization of deferred financing costs	572	84,922	572
Share-based compensation expense to employees	—	4,126	—
(Gain) on derivative contract liabilities	(21,304)	—	(21,304)
(Gain) on forgiveness of debt and accounts payable	(2,351)	(26,458)	(2,351)
(Gain) on marketable securities	—	(86,694)	—
Loss (gain) on sale of assets of discontinued brewing operations	9,992	(65,464)	9,992
	(13,091)	(85,818)	(13,091)
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,684	10,642	8,684
(Increase) decrease in prepaid expenses and other	(5,000)	6,339	(5,000)
Decrease in marketable securities	—	144,625	—
Decrease in assets of discontinued brewing operations	46,385	18,584	46,385
Increase (decrease) in accounts payable	82,335	(3,318)	82,335
Increase in accrued liabilities and other	19,231	48,138	19,231
	151,634	225,010	151,634

Net cash used in operating activities	(160,401)	(41,542)	(160,401)

Cash flows from investing activities:
Acquisition of mining rights	(69,241)	—	(69,241)
Net proceeds from fixed assets, intangibles and other	11,037	216,172	11,037
Net cash (used in) provided by investing activities	(58,204)	216,172	(58,204)

Cash flows from financing activities:
Borrowings from short-term debt – non-affiliates	2,102	1,073	2,102
Repayments of short-term debt – non-affiliates	(5,000)	(43,705)	(5,000)
Borrowings from short-term debt – related parties	105,962	264,821	105,962
Repayments of short-term debt – related parties	(128,857)	(417,704)	(128,857)
Borrowings from long-term debt – related parties	50,000	—	50,000
Proceeds from issuance of common stock	200,000	—	200,000
Net cash provided by (used in) financing activities	224,207	(195,515)	224,207

Net increase (decrease) in cash	5,602	(20,885)	5,602
Cash and cash equivalents, beginning of period	143	21,201	143
Cash and cash equivalents, end of period	$ 5,745	$ 316	$ 5,745

See notes to condensed consolidated financial statements.

ATHENA SILVER CORPORATION

(AN EXPLORATION STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

(UNAUDITED)

	Nine Months Ended September 30,		Inception of Exploration Stage (January 1, 2010) through September 30,
	2010	2009	2010

Supplemental schedule of cash flow information:
Cash paid for interest	1,073	12,593
Cash paid for income taxes	—	—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for mining rights	22,000	—
Common stock issued for accounts payable	82,500	100,000
Common stock issued for loan fees	5,000	—
Common stock issued for short-term debt	—	383,819
Common stock issued for preferred shares	—	225,000
Derivative contract liability issued for mining rights	84,780	—
Forgiveness of short-term debt - lines of credit	—	7,193
Forgiveness of short-term debt - notes payable – related parties	—	85,250
Forgiveness of preferred stock dividends – related parties	—	24,582
Accrued and unpaid preferred stock dividends – related parties	—	3,582
Increase in accrued liabilities applicable to mining rights	32,500	—

See notes to condensed consolidated financial statements.

ATHENA SILVER CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

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

Originally, we were formed to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC, (“Butte Creek”) a California limited liability company engaged in the craft brewing business.   Our acquisition of Butte Creek was completed on August 31, 2005 through our wholly-owned subsidiary Golden West Brewing Company, a California corporation (“GWBC-CA”).   In 2008, we formed a wholly-owned subsidiary in Washington, Golden West Brewing, Inc., which was formed to make an acquisition that did not materialize.  We utilized this subsidiary in 2009 and 2008 to make investments in marketable securities.    In late 2008, we made a decision to discontinue our brewing operations at our Chico, California brewery.  In January 2009, we closed our brewery and during the first half of 2009, we completed the sale of all of our brewery equipment. In January 2009, we formed a Delaware subsidiary of GWBC-CA, Butte Creek Brands, LLC, to which we assigned our craft beer brands.  In December 2009, we made a decision, effective January 1, 2010, to completely exit the craft brewing business in order to focus exclusively on the acquisition and exploration of mineral resources. During the first half of 2010, we disposed of our remaining craft brewing business assets consisting mainly of finished beer product inventory. On June 25, 2010, we entered into an Intellectual Property Assignment Agreement with Mendocino Brewing Company, Inc. (“Mendocino”) and assigned all of our brands and intellectual property to Mendocino in exchange for a royalty payment ranging between $0.50 and $1.00 per case and $3.00 per barrel sold on future production from our brands.  The royalty is capped at $150,000.

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) to take an assignment of a Sale and Purchase Agreement and Joint Escrow Instructions dated as of December 4, 2009 (the “Purchase Agreement”).  The Purchase Agreement granted Athena Minerals an option to purchase a 413 acre group of 20 patented mining claims located in the Calico Mining District (the “Langtry Property”, or the “Property”).  The Property is located at the base of the Calico Mountains northeast of Barstow, in San Bernardino County, California. The agreement also contains an option to purchase the Property.  The Mining Lease with Option superseded a Purchase Agreement entered into in December 2009.

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

2.

Summary of Significant Accounting Policies:

Interim reporting:

These condensed consolidated financial statements and related notes thereto contain unaudited information as of and for the three and nine months ended September 30, 2010 and 2009.  In the opinion of management, the statements include all the adjustments necessary, principally of a normal and recurring nature, to fairly present our condensed consolidated results of operations  and cash flows as of and for the three and nine months ended September 30, 2010 and 2009 and financial position for the periods ended September 30, 2010 and December 31, 2009.  The condensed consolidated results of operations and the condensed consolidated statements of cash flows for the nine month period ended September 30, 2010 are not necessarily indicative of the operating results or cash flows expected for the full year.  The condensed consolidated financial information as of September 30, 2010 should be read in conjunction with the consolidated financial statements for the year ended December 31, 2009 contained in our Form 10-K filed on May 4, 2010.

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

Reclassifications:

Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no effect on our net loss.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We believe that the significant estimates, assumptions and judgments when accounting for items and matters such as capitalized mining rights, depreciation, amortization, asset valuations, asset lives, allowance for bad debts for receivables, taxes, recoverability of assets, impairments, fair value of derivatives and other provisions are reasonable, based upon information available at the time they were made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

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

If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized over the estimated useful life of the property following the commencement of production or expensed if it is determined that the mineral property has no future economic value or the property is sold or abandoned. For mining rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Proven and probable reserves have not been established for mining rights as of September 30, 2010. No impairment loss was recognized during the three and nine months ended September 30, 2010 and mining rights are net of $0 of impairment loses as of September 30, 2010.

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

Basic and diluted net income (loss) per common share:

Basic net income (loss) per common share is based on the weighted-average number of common shares actually outstanding during each respective period ended September 30, 2010 and 2009.  The calculation of diluted net income (loss) per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net income (loss) per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for the three and nine months ended September 30, 2010 were 425,000 and for the three and nine months ended September 30, 2009 were 168,478 and 1,371,073, respectively, and were comprised of outstanding stock options and potential conversion of our convertible debt into common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

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

In March 2010, we paid the lessor $50,000 in cash and issued 220,000 shares of our common stock as initial consideration for the Lease. In addition, we are obligated to issue the lessor 220,000 additional shares of our stock on March 15th 2011 as part of our first year rental payment plus additional shares of our common stock on March 15th of each year during the next five years representing two percent of any additional common or preferred shares that we may issue during this time frame (the “Anti-dilution Provisions”). We capitalized the $50,000 cash payment, the estimated $22,000 fair value of the 220,000 common shares issued, the estimated $22,000 fair value of the obligation to issue 220,000 common shares as part of our first year rental payment and the estimated $62,780 fair value of the Anti-dilution Provisions as mining rights in our condensed consolidated balance sheet at September 30, 2010.

The following is a summary of the material provisions of the Langtry Lease:

•

The Lease commenced March 15, 2010, and has a term of 20 years expiring March 15, 2030.

•

Upon signing, we paid the lessor $50,000 cash and issued the lessor 220,000 shares of our common stock.

•

One Anti-dilution Provision under the Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares representing 1% of any additional common or preferred shares that we may issue during each of the five annual periods ending on March 15, 2011 through March 15, 2015.

•

The Lease requires us to issue to the lessor, on March 15, 2011, 220,000 additional common shares representing 1% of our issued and outstanding common shares on the lease commencement date (the “1% Clause”) as part of the first year lease rental payment in addition to the rental payments described below.

•

Another Anti-dilution provision under the Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares representing 1% of any additional common or preferred shares that we may issue during this time frame as lease rental payments in addition to the rental payments described below.

•

The Lease requires annual cash lease rental payments payable in arrears of $60,000 to $100,000 on March 15th of each year during the first five years of the Lease.

•

The Lease requires annual cash lease rental payments payable in arrears of $100,000 to $200,000 (or the market price of 10,000 to 20,000 troy ounces of silver, whichever is higher) on March 15th of each year during the final 15 years of the Lease (i.e. 2016 through 2030).

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

During the three and nine months ended September 30, 2010, we recognized $15,000 and $32,500, respectively, of lease rental expense under the $60,000 first year annual cash rental requirement.  Lease rental expenses are capitalized and included in mining rights in our condensed consolidated balance sheet.

The Langtry Property is also subject to a three percent (3%) net smelter royalty in favor of Mobil Exploration and Producing North America Inc. from the sale of concentrates, precipitates or metals produced from ores mined from the royalty acreage.    In addition, there is an additional incremental 2% royalty on net smelter proceeds from silver sales above $10.00 per troy ounce plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $15.00 per troy ounce.

Derivatives:

Upon execution of the Langtry Lease, we evaluated the Anti-dilution Provisions and the 1% Clause included in the Lease and concluded that these obligations are embedded derivatives that need to be bifurcated for valuation purposes. These derivatives were determined to not be clearly and closely related to the host instrument. We used a fair value modeling technique to value the contractual obligations under the Anti-dilution

Provisions and recorded mining rights with a fair value of $62,780 and corresponding derivative contract liabilities in our condensed consolidated balance sheet as of March 15, 2010, the effective date of the Lease. We used the $0.10 fair market value of our common shares on March 15, 2010, to value the contractual obligation to issue the lessor 220,000 shares under the 1% Clause and recorded mining rights with a fair value of $22,000 and a corresponding derivative contract liability.

We are required to fair value these derivatives at each reporting period and we determined that the derivative contract liabilities had a fair value of $63,476 at September 30, 2010. We recorded a gain on fair value of derivative contract liabilities of $11,634 and $21,304 during the three and nine months ended September 30, 2010.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

The following table presents information about our net liabilities measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. We did not have any liabilities measured at fair value on a recurring basis as of December 31, 2009.

	Level 1	Level 2	Level 3
Derivative contract liabilities – Anti-dilution Provisions (1)	$ —	$ —	$ 41,476
Derivative contract liability – 1% Clause (2)	—	—	22,000
Total	$ —	$ —	$ 63,746

(1)

We are required to make significant estimates and assumptions when fair valuing these derivatives including probabilities of equity offerings ranging from at total of 8.1 million to 75.9 million common shares and probabilities of our future stock prices ranging from $0.00 to $1.90 per common share during the remaining life of the derivative contact liabilities which end on March 15, 2015. We use an internally developed fair value model run with multiple iterations to fair value these derivatives. Our embedded derivative contract liabilities are recorded in other current liabilities and the fair value adjustments for unrealized and realized gains/ losses are recorded in total other income (expense) on our condensed consolidated balance sheet and in our condensed consolidated statements of operations, respectively.

(2)

This derivative contract liability is measured using the fair value of our common stock which was estimated by our management to be $0.10 per share at September 30, 2010.

The following is a reconciliation of the beginning and ending balances for our derivate contract liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine month periods ended September 30, 2010:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Beginning balance	$ 75,110	$ —
Issuances	—	84,780
Transfers	—	—
Total unrealized gains included in earnings	(11,634)	(21,304)
Ending balance	$ 63,476	$ 63,476

Total unrealized gains included in earnings attributable to the change in unrealized gains or losses relating to liabilities still held at September 30, 2010 were $11,634 and $21,304 during the three and nine months ended September 30, 2010, respectively.

The fair values of our other financial instruments, which include cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and short-term debt – non-affiliates were estimated to be approximately their carrying value due to the immediate or short-term maturity of these financial instruments. We are unable to estimate the fair value of amounts due to related parties, including $75,000 of long-term debt due December 31, 2011 and $461,509 of short-term debt, without incurring excessive costs because quoted market prices are not available, we have not developed the valuation model necessary to make these estimates, and the cost of obtaining independent valuations would be excessive.

5.

Debt:

Short-term Debt

At September 30, 2010 and December 31, 2009, our short-term debt consisted of the following:

	September 30, 2010	December 31, 2009

Lines of credit	$ 25,524	$ 23,421
Advances – non-affiliates	–	5,000
Notes payable – non-affiliates	26,086	26,086
Total short-term debt – non-affiliates	$ 51,610	$ 54,507

Advances – related parties	$23,596	$ 49,941
Notes payable – related parties	437,913	459,463
Total short-term debt – related parties	$ 461,509	$ 509,404

Long-term Debt

At September 30, 2010 and December 31, 2009, our long-term debt consisted of the following:

	September 30, 2010	December 31, 2009

Notes payable – related parties	$ 75,000	$ -

Effective August 3, 2010, we issued an unsecured promissory note in the principal amount of $25,000 to a significant shareholder. The promissory note bears interest at 6% per annum and is due December 31, 2011. We issued the lender 50,000 shares of our common stock with a fair value of $5,000 as a financing fee in connection with this loan. The financing fee was deferred and is being amortized on a straight-line basis, which approximates the effective interest method, over the life of the loan resulting in an effective interest rate of 20.1% per annum.

Effective June 30, 2010, we issued an unsecured promissory note in the principal amount of $25,000 to John C. Power, our CEO, in satisfaction of an 8% secured promissory note with an outstanding principal balance of $10,000 due July 31, 2009 between the Company and John C. Power and $15,000 of non-interest bearing unsecured short-term advances payable to John C. Power. The promissory note bears interest at 6% per annum and is due December 31, 2011.

Effective June 30, 2010, we issued an unsecured promissory note in the principal amount of $25,000 to a significant shareholder evidencing borrowings in two tranches; the first in the amount of $17,000 on May 20, 2010, and the second in the amount of $8,000 on June 30, 2010. The promissory note bears interest at 6% per annum beginning on the funding date of each tranche and is due December 31, 2011.

The promissory notes are reflected in long-term debt – related parties in our condensed consolidated balance sheets.

Deferred Loan Fees

Deferred loan fees were $4,428 net of $572 in accumulated amortization and were included in other noncurrent assets on our condensed consolidated balance sheet as of September 30, 2010. Deferred loan fees were $0 at December 31, 2009.

Deferred loan fees amortization was $572 during the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, we recognized $0 and $84,922, respectively, of deferred loan fees amortization applicable to our convertible debentures, which were retired in June 2009. Deferred loan fees amortization is included in amortization of deferred financing costs in the condensed consolidated statements of operations.

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

7.

Stockholders’ Deficit:

Between August 20, 2010 and August 30, 2010, we issued an aggregate of 825,000 shares of common stock valued at $0.10 per share to one related party and two non-affiliates in satisfaction of $82,500 of accounts payable.

On August 3, 2010 we issued 50,000 shares of common stock valued at $0.10 per share to a related party as consideration for loan fees applicable to a $25,000 loan. See also Note 5.

 On April 8, 2010 we sold 345,000 shares of common stock to two related parties, at a purchase price of $0.10 per share in consideration for $34,500 in cash.

Between January 29, 2010 and March 29, 2010, we completed the sale of an aggregate of 1,655,000 shares of common stock to two related parties and six non-affiliate shareholders, at a purchase price of $0.10 per share in consideration for $165,500 in cash.

On March 15, 2010 we issued 220,000 shares of common stock valued at $0.10 per share in connection with our acquisition of mining rights applicable to the Langtry Property. See also Note 3.

The 220,000 shares issued on March 15, 2010 for mining rights and the 875,000 shares issued in August 2010 in satisfaction of accounts payable and a loan fees were valued at $0.10 per share and were based on the cash sales price of our common shares during the nine months ending September 30, 2010.

8.

Related Party Transactions:

During the three and nine months ended September 30, 2010, we borrowed $29,050 and $95,962, respectively, and repaid $18,850 and $117,307, respectively, in non-interest bearing advances from/to John C. Power and an entity controlled by John C. Power.

During the three and nine months ended September 30, 2010, we borrowed $10,000 in non-interest bearing advances from a significant shareholder.

During the three and nine months ended September 30, 2010, we repaid $4,800 and $11,550, respectively, of notes payable owed to entities controlled by John C. Power.

On August 3, 2010, we borrowed $25,000 from and issued a 6% promissory note to a significant shareholder as more fully described in Note 5.

On June 30, 2010, we borrowed $25,000 from and issued a 6% promissory note to a significant shareholder as more fully described in Note 5.

On June 30, 2010, we issued a 6% promissory note in the amount of $25,000 to John C. Power as more fully described in Note 5.

During the three and nine months ended September 30, 2010, we incurred interest expense to related parties in the following amounts:

Interest Expense – Related Parties
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010

Notes payable – John C. Power (1)	$ 9,195	$ 27,569
Notes payable – two significant shareholders	$ 1,774	$ 4,211

(1)

Includes entities controlled by John C. Power

At September 30, 2010 we had accrued interest payable, included in accrued liabilities on our condensed consolidated balance sheets, to related parties in the following amounts:

Accrued Interest Payable – Related Parties
September 30, 2010

Notes payable – John C. Power (1)	$ 109,882
Notes payable – two significant shareholders	$ 4,211

(1)

Includes entities controlled by John C. Power

During the three and nine months ended September 30, 2010, we incurred $22,598 and $54,585, respectively, of legal fees to our general counsel who is a significant shareholder. During the three and nine months ended September 30, 2009 we incurred $13,220 and $38,543, respectively, of legal fees to our general counsel. These amounts are included in general and administrative expense in our condensed consolidated statements of operations. At September 30, 2010 and December 31, 2009, we owed our general counsel $1,966 and $9,881, respectively, and these amounts are included in accounts payable on our condensed consolidated balance sheets.

On August 20, 2010 we issued 625,000 shares of common stock valued at $0.10 per share to our general counsel who is a significant shareholder in satisfaction of $62,500 of accounts payable.

On August 3, 2010 we issued 50,000 shares of common stock valued at $0.10 per share to a significant shareholder in satisfaction of $5,000 of loan fees as more fully described in Note 5.

During the period January 19, 2010 through April 8, 2010, we issued 422,500 shares of our common stock at $0.10 per share for total cash proceeds of $42,250 to John C. Power.

During the period January 19, 2010 through April 8, 2010, we issued 1,172,500 shares of our common stock at $0.10 per share for total cash proceeds of $117,250 to a related party who was a significant shareholder.

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

During the nine months ended September 30, 2010, we disposed our remaining craft brewing business assets, consisting of finished beer product inventory and intangible assets of $46,385 at December 31, 2009, through our normal sales process and these assets are reflected as assets of discontinued brewing operations in our condensed consolidated balance sheet at December 31, 2009. Accordingly, the results of operations for the sale of finished beer product inventory and intangible assets are shown as discontinued operations and prior year comparative information is also restated and reflected in discontinued operations. Our exit costs associated with our decision to exit the brewing business were insignificant.

During the three months ended September 30, 2010, we recognized net income from discontinued brewing operations of $3,621. Our net income from discontinued brewing operations was comprised of $4,583 of revenues and $962 of expenses applicable to the sale of finished beer product inventory.

During the nine months ended September 30, 2010, we recognized a net loss from discontinued brewing operations of $2,809. Our net loss from discontinued brewing operations was comprised of $62,332 of revenues and $55,149 of expenses applicable to the sale of finished beer product inventory and a $9,992 loss on sale of intangible brewing assets.

During the three months ended September 30, 2009 we recognized net loss from discontinued brewing operations of $15,677. Our net loss discontinued brewing operations included $40,933 of revenues and $43,766 of expenses applicable to the sale of finished beer product inventory. Our net loss from discontinued brewing operations included $12,844 of previously reported losses from our discontinued Chico brewery operation during the three months ended September 30, 2009. Previously reported losses included $2,678 of brewery operations expense as well as loss on sale of Chico brewery operations assets held for sale of $10,166.

During the nine months ended September 30, 2009 we recognized net income from discontinued brewing operations of $14,483. Our net income from discontinued brewing operations included $156,174 of revenues and $150,942 of expenses applicable to the sale of finished beer product inventory. Our net income from discontinued brewing operations included $9,251 of previously reported net income losses from our discontinued Chico brewery operation. Previously reported net income included $5,507 of brewery operations revenue, $61,720 of expense as well as gain on sale of Chico brewery operations assets held for sale of $65,464.

10.

Subsequent Events:

On November 15, 2010, we issued an aggregate of 46,500 shares of common stock valued at $0.10 per share to two non-affiliates in satisfaction of $4,650 of accounts payable.

On November 15, 2010 we sold an aggregate of 2,750,000 shares of common stock to one affiliated investor and two non-affiliated investors, at a purchase price of $0.10 per share in consideration for $275,000 in cash.

On November 15, 2010 we issued 1,000,000 shares of common stock valued at $0.10 per share in satisfaction of $100,000 of debt owed to two affiliates of the Company.

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

Originally, we were formed to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC, (“Butte Creek”) a California limited liability company engaged in the craft brewing business.   Our acquisition of Butte Creek was completed on August 31, 2005 through our wholly-owned subsidiary Golden West Brewing Company, a California corporation (“GWBC-CA”).   In 2008, we formed a wholly-owned subsidiary in Washington, Golden West Brewing, Inc., which was formed to make an acquisition that did not materialize.  We utilized this subsidiary in 2009 and 2008 to make investments in marketable securities.  In late 2008, we made a decision to discontinue our brewing operations at our Chico, California brewery.  In January 2009, we closed our brewery and during the first half of 2009, we completed the sale of all of our brewery equipment. In January 2009, we formed a Delaware subsidiary of GWBC-CA, Butte Creek Brands, LLC, to which we assigned our craft beer brands.  In December 2009, we made a decision, effective January 1, 2010, to completely exit the craft brewing business in order to focus exclusively on the acquisition and exploration of mineral resources. During the first half of 2010, we disposed of our remaining craft brewing business assets consisting mainly of finished beer product inventory. On June 25, 2010, we entered into an Intellectual Property Assignment Agreement with Mendocino Brewing Company, Inc. (“Mendocino”) and assigned all of our brands and intellectual property to Mendocino in exchange for a royalty payment ranging between $0.50 and $1.00 per case and $3.00 per barrel sold on future production from our brands.   The royalty is capped at $150,000.

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) to acquire, explore and exploit mineral resources. On March 15, 2010, Athena Minerals entered into a Mining Lease with Option to Purchase which granted to Athena Minerals a 20 year lease to develop and conduct mining operations on a 413 acre group of 20 patented mining claims located in the Calico Mining District (the “Langtry Property”, or the “Property”).  The Property is located at the base of the Calico Mountains northeast of Barstow, in San Bernardino County, California. The agreement also contains an option to purchase the Property.  The Mining Lease with Option superseded a Purchase Agreement entered into in December 2009.

Our primary focus during 2010 will be to evaluate historical records related to the Langtry Property, acquire additional mining rights and develop a plan for the exploration, development and permitting of the Property.

We are also planning a reverse circulation drilling program consisting of at least 14 holes with depths ranging from 350’ to 600’.    The primary objective of the proposed program is to test historic drilling results obtained by the minerals division of Superior Oil Company.

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

The following discussion and analysis is for the three and nine month periods ended September 30, 2010 and 2009, and should be read in conjunction with the notes to our unaudited condensed consolidated financial statements for the same period.

Results of Operations:

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009:

Operating expenses:

Total operating expenses increased $12,644 or 25% to $63,263 for the three months ended September 30, 2010 as compared to $50,599 for the three months ended September 30, 2009.  Components of operating expenses were:

*	General and administrative (“G&A”) expenses increased $1,637 or 3% to $52,236 for the three months ended September 30, 2010 compared to $50,599 for three months ended September 30, 2009.
*

Mineral property and exploration costs of $11,027 were incurred for the three months ended September 30, 2010 as compared to $0 for the three months ended September 30, 2009 as a result of our transition to an Exploration Stage Company. Mineral property and exploration costs were composed of: $5,156 of consulting expense, $4,635 environmental evaluation expense and $1,236 of other expense.

Other income (expense):

Total other expense was $1,457 for the three months ended September 30, 2010 as compared to $5,733 for the three months ended September 30, 2009.  Components of other income (expense) were:

*

Interest expense increased $1,982 to $14,610 during the three months ended September 30, 2010, as compared to $12,628 during the three months ended September 30, 2009 due to an increase in interest expense applicable to taxes payable included in accrued liabilities during the third quarter of 2010 as compared to the same period in 2009.

*

Amortization of deferred financing costs increased to $572 during the three months ended September 30, 2010 as compared to $0 during the three months ended September 30, 2009 as we incurred $5,000 of amortizable deferred financing costs during the third quarter of 2010 and  all 2009 deferred financing costs were fully amortized prior to the third quarter of 2009.

*

Gain on derivative contracts increased to $11,634 during the three months ended September 30, 2010 as compared to $0 during the three months ended September 30, 2009 as a result of mark-to-market adjustments during the third quarter 2010. We did not have any derivative contract liabilities during the same period in 2009.

*

Gain on marketable securities decreased to $0 during the three months ended September 30, 2010 as compared to $6,383 during the three months ended September 30, 2009 as we sold all of our marketable equity securities during 2009.

*

Other income increased $1,150 during the three months ended September 30, 2010 to $1,662 as compared to $512 during the three months ended September 30, 2009 mainly as a result of $1,062 of royalty income during the third quarter of 2010 applicable to our Intellectual Property Assignment Agreement dated June 25, 2010.

Discontinued brewing operations:

Net income from discontinued brewing operations was $3,621 during the three months ended September 30, 2010 as compared to a net loss of $15,677 during the three months ended September 30, 2009. Our net loss during the three months ended September 30, 2009 included a $10,166 loss on sale of brewery assets held for sale.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009:

Operating expenses:

Total operating expenses increased $105,352 or 60% to $279,675 for the nine months ended September 30, 2010 as compared to $174,323 for the nine months ended September 30, 2009.  Components of operating expenses were:

*

General and administrative (“G&A”) expenses increased $20,034 or 11% to $194,357 for the nine months ended September 30, 2010 compared to $174,323 for nine months ended September 30, 2009 mainly as a result of $45,000 of one-time consulting fees incurred in 2010 associated with the restatement of our previously issued 2008 annual report and our quarterly 2009 financial statements offset by a $22,572 decrease in rent expense and a $2,394 net decrease in all other G&A expense.

*

Mineral property and exploration costs of $85,318 were incurred for the nine months ended September 30, 2010 as compared to $0 for the nine months ended September 30, 2009 as a result of our transition to an Exploration Stage Company. Mineral property and exploration costs were composed of: $51,901 environmental evaluation expense, $19,781 of consulting expense and $13,636 of other expense.

Other income (expense):

Total other expense was $16,459 for the nine months ended September 30, 2010 as compared to $20,894 for the nine months ended September 30, 2009.  Components of other income (expense) were:

*

Interest expense decreased $6,592 to $42,241 during the nine months ended September 30, 2010 as compared to $48,833 during the nine months ended September 30, 2009 as a result of decreased levels of interest bearing debt during the nine months ended September 30, 2010 as compared to the same period in 2009.

*

Amortization of deferred financing costs decreased to $572 during the nine months ended September 30, 2010 as compared to $84,922 during the nine months ended September 30, 2009 as all 2009 deferred financing costs were fully amortized during the first half of 2009 .

*

Gain on derivative contracts increased to $21,304 during the nine months ended September 30, 2010 as compared to $0 during the nine months ended September 30, 2009 as a result of mark-to-market adjustments during the second and third quarters of 2010. We did not have any derivative contract liabilities during the same period in 2009.

*

Gain on marketable securities decreased to $0 during the nine months ended September 30, 2010 as compared to $86,694 during the nine months ended September 30, 2009 as we sold all of our marketable equity securities during 2009.

*

Gain on forgiveness of  short-term debt and accounts payable decreased to $2,351 during the nine months ended September 30, 2010 as compared to $26,458 during the nine months ended September 30, 2009 as we did not incur forgiveness of debt during 2010. Forgiveness of accounts payable was $2,351 during the nine months ended September 30, 2010 and we are currently evaluating different strategies to satisfy our accounts payable obligations.

*

Other income and loan fees (expense) - net increased to $2,699 net income during the nine months ended September 30, 2010 as compared to $291 net expense during the nine months ended September 30, 2009 mainly as a result of the absence of loan fee expense during the first nine months of 2010 as compared to $2,400 of loan fee expense during the same period in 2009 and the recognition of $1,562 of royalty income during the second and third quarters of 2010 applicable to our Intellectual Property Assignment Agreement dated June 25, 2010.

Discontinued brewing operations:

Net loss from discontinued brewing operations was $2,810 during the nine months ended September 30, 2010 as compared to a net income of $14,483 during the nine months ended September 30, 2009. Our net income during the nine months ended September 30, 2009 included a $75,456 gain on sale of brewery assets held for sale and a net loss from the sale of finished beer product inventory and discontinued brewery operations totaling $58,164.

Liquidity and Capital Resources:

We had working capital deficits of $1,182,199 and $1,075,835 at September 30, 2010 and December 31, 2009, respectively.  Our total liabilities were $1,271,634 and $1,134,467, including debt of $588,119 and $563,911 at September 30, 2010 and December 31, 2009, respectively.  We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations.   There are no assurances that we will be able to secure additional capital to maintain operations.

During the nine months ended September 30, 2010 we incurred capital expenditures of $69,241 comprised of a $50,000 mining rights lease signature bonus and $19,241 of other expenditures for mining rights.  In addition, we capitalized $139,280 of non-cash costs applicable to mining rights including: accrued lease rental costs of $32,500; the $22,000 fair value of 220,000 common shares issued as part of mining rights lease signature bonuses; the $22,000 fair value of our contractual obligation to issue 220,000 common shares on March 15, 2011 as part of our first year lease rental payment;  and the estimated $62,780 fair value of contractual obligations to issue the lessor common shares equal to 2% of all shares issued during the period March 15, 2010 to March 15, 2015 (excluding shares issued to the lessor).  To date, we have financed our capital expenditures through the sale of equity and short and long-term borrowings primarily from related parties and through the issuance of common shares and other non-cash consideration. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

We have no commitments, understandings or arrangements for any additional working capital other than our cash payment requirements under our cancellable lease rental obligation associated with the Langtry Lease. If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

Historical View:

Cash Used in Operating Activities

Net cash used in operating activities was $160,401 and $41,542 during the nine months ended September 30, 2010 and 2009, respectively.

The majority of the cash used in operating activities for the nine months ended September 30, 2010 relates to cash utilized in our on-going operations, as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant adjustments to net loss to arrive at cash used in operating activities for the nine months ended September 30, 2010, were changes in operating assets and liabilities including a $46,385 decrease in finished beer product inventory and a $101,566 increase in accounts payable and accrued liabilities.

The most significant adjustment to net loss to arrive at cash used in operating activities for the nine months ended September 30, 2009, was a $84,922 non-cash charge applicable to deferred financing costs amortization; a $86,694 investing activity gain on marketable securities; a $65,464 investing activity gain on the sale of brewery assets held for sale; a $26,458 non-cash gain on forgiveness of debt and accounts payable; and our $225,010 change in operating assets and liabilities during the nine months ended September 30, 2009 which was mainly comprised of a $144,625 decrease in marketable equity securities.

Cash Used in Investing Activities

Cash used in investing activities was $58,204 during the nine months ended September 30, 2010 as compared to cash provided by investing activities of $216,172 during the nine months ended September 30, 2009.  The uses and sources of cash were as follows:

*	Acquisition of mining rights used $69,241 of cash during the nine months ended September 30, 2010.

*	Net proceeds from the sale of fixed assets, intangibles and other assets provided $11,037 and $216,172 of cash during the nine months ended September 30, 2010 and 2009, respectively.

Cash Provided by Financing Activities

 Cash provided by financing activities during the nine months ended September 30, 2010 was $224,207 compared to cash used in financing activities of $195,515 during the nine months ended September 30, 2009.  The increase between the two periods principally relates to the $200,000 equity financing during the nine months ended September 30, 2010 where we issued 2,000,000 shares of our common stock at $0.10 per share to a group of eight investors, including two related party investors and the $195,515 net repayments of short-term debt during the first nine months of 2009.

Off Balance Sheet Arrangements:

We do not have and has never had any off-balance sheet arrangements.

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

Our Chief Executive Officer who is also our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures were ineffective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

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

During the completion of the quarter ended September 30, 2010 financial statements, we became more familiar with the accounting for complex accounting transactions. In order to remediate these material weaknesses, in April 2010, management retained a financial consultant to design, implement and improve processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated to the extent practicable; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP. While we have implemented certain controls to address this matter in the quarter ended September 30, 2010 as described above, we do not believe that this material weakness has been remediated as of September 30, 2010.  Consequently, enhanced controls are being implemented during the remainder of 2010. Despite the material weakness described above, we believe that the September 30, 2010 condensed consolidated financial statements are correct in all material respects.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None, except as previously disclosed.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A to Part I of our Annual Report on  Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth the information required by Item 701 of Regulation S-K with respect to the unregistered sales of equity securities by Athena Silver Corporation, a Delaware corporation (the “Company”) completed during the period ended September 30, 2010:

1.

a.

In the quarter ended September 30, 2010, the Company issued to Clifford L. Neuman, the Company’s legal counsel and significant shareholder, an aggregate of 625,000 shares of Common Stock, $0.001 par value in satisfaction of $62,500 in accrued and unpaid fees for legal services rendered.

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

2.

a.

In the quarter ended September 30, 2010, the Company issued to two parties an aggregate of 200,000 shares of Common Stock, $0.001 par value in consideration of amounts owed for accounting services with a fair value of $20,000.

b.

The shares were issued upon conversion of the debt and were issued to two persons. The shares issued upon conversion of the debt were “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares.

d.

The sale of the Securities were undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder and Regulation D, rule 506 thereunder.  The investors each certified their financial sophistication and experience and ability to assess the risk of their investment. In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all aspects of our business, including providing the investors with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based upon our investigation, we believed that the investors obtained all information regarding the Company that they requested, received answers to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

e.

Not applicable.

f.

The proceeds received were used for general working capital.

3.

a.

On August 3, 2010, the Company issued an aggregate of 50,000 shares of Common Stock, $.0001 par value in consideration of a $5,000 financing fee in connection with a loan in the original principal amount of $25,000.

b.

The securities were sold to one person, who qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The Shares were issued as “restricted securities” under the Securities Act.

c.

The Company paid no fees or commissions in connection with the issuance of the Shares.

d.

The grant of the Securities was undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2), 4(6) and 3(b) and Rule 506 of Regulation D thereunder.  The investor qualified as an “accredited investor”.  In addition, the Securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based on our investigation, we believe that the accredited investor obtained all information regarding the Company that was requested, received to all questions posed and otherwise understood the risks of accepting our Securities for investment purposes.

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

ATHENA SILVER CORPORATION

Date: November 18, 2010	By:	/s/ John C. Power_______________
John C. Power
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer