Form 10-K
period 2010-12-31
ATHENA SILVER CORP
filed 2011-04-15
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 000-51808

             ATHENA SILVER CORPORATION
 (Name of Registrant in its Charter)

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

[___] Yes  [__x_] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the  Act. [____]Yes  [__x_] No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x  ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [   ]Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained,  to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [__] Accelerated filer [__]  Non-accelerated filer [__] (Do not check if a smaller reporting company) Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]  No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.

The aggregate market value of the voting and non-voting common equity held by non-affiliates is $12,348,602 based upon the last sale price of $0.45.

The number of shares outstanding of the registrant’s common stock, as of April 14, 2011, is 32,196,837.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes:

Exhibits

See Part IV, Item 15.

Safe Harbor for Forward-looking Statements

In General

       This report contains statements that plan for or anticipate the future.  In this report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.

The factors that could cause actual results to differ materially from those projected in the forward-looking statements include:

*	the risk factors set forth below under Item 1A

*	the risks and hazards inherent in the mining business (including environmental hazards, industrial accidents, weather or geologically related conditions) ;

*	changes in the market prices of silver,

*	the uncertainties inherent in the Company’s exploratory and developmental activities, including risks relating to permitting and regulatory delays,

*	the uncertainties inherent in the estimation of silver ore reserves,

*	changes that could result from the Company’s future acquisition of new mining properties or businesses,

*	the effects of environmental and other governmental regulations,

*	the worldwide economic downturn and difficult conditions in the global capital and credit markets, and

*	the Company’s ability to raise additional financing necessary to conduct its business.

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

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

       We were formed to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC, (“Butte Creek”) a California limited liability company.  We completed the acquisition of Butte Creek on August 31, 2005. In 2008, we discontinued our brewing operations and during 2009 completed the sale of our brewery assets. Effective December 31, 2010, we sold all of our operating subsidiaries related to the brewing company to two of our principal shareholders and in consideration of their agreement to indemnify us from any obligation to pay the approximate $1.2 million in debts, issued to them an aggregate of 2.5 million shares of common stock.

       Our primary business focus has transitioned from the beer brewing industry to the exploration and development of potential silver reserves at our recently acquired Langtry mining property lease.   Our Board of Directors approved a change of name for the Company to Athena Silver Corporation which became effective on February 5, 2010.  The new ticker symbol assigned to us by FINRA is:  “AHNR”.

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

PROVISIONS OF LANGTRY LEASE OPTION

The following is a summary of the material provisions of the Langtry Lease Option:

The following is a summary of the material provisions of the Langtry Lease:

•

The Lease commenced March 15, 2010, and has a term of 20 years expiring March 15, 2031.

•

Upon signing, the lessor was paid $50,000 cash payment and received 220,000 common shares.

•

The Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an undiluted 1% equity interest in Athena as additional consideration for granting the Lease (an “Anti-dilution Provision”).

•

The Lease requires us to issue to the lessor, on March 15, 2011, 228,980 additional common shares so that the lessor retains an additional undiluted 1% interest in Athena as part of the first year lease rental payment in addition to the rental payments described below.

•

A second Anti-dilution Provision under the Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an additional undiluted 1% equity interest in Athena on those dates as lease rental payments in addition to the rental payments described below.

•

The Lease requires us to pay annual cash lease rental payments, in arrears, of $60,000 to $100,000 on March 15th of each year during the first five years of the Lease.

•

The Lease requires us to pay annual cash lease rental payments, in arrears, of $100,000 to $200,000 (or the market price of 10,000 to 20,000 troy ounces of silver, whichever is higher) on March 15th of each year during the final 15 years of the Lease (i.e. 2016 through 2031).

•

The lessor is entitled to a royalty of 3% of mineral production beginning in the sixth year of the Lease.

•

We also have an option to purchase the Langtry Property at any time for a purchase price of the greater of $9,000,000 or the market price of 450,000 troy ounces of silver.

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

STAKING OF ADJACENT ACREAGE

In April, 2010, we staked an additional 9 unpatented mining lode claims, in Sections 7,8,9,16,17 & 18 of Township 10 North, Range 1 East, San Bernardino Base & Meridian of federal land managed by the BLM that are immediately adjacent to the Langtry Property  (the “Adjacent Acreage”) and contiguous with mineral interests held by Pan American Silver Corp. and  their Waterloo claims.  We have not undertaken any exploration activity on these claims.

BLM Serial No.  Claim Name

CAMC26910     CLIPPER#1

CAMC26911     CLIPPER#2

CAMC26912     CLIPPER#3

CAMC26913     CLIPPER#4

CAMC26914     CLIPPER#5

CAMC26915     HAWAII CLIPPER

CAMC26916     CALIFORNIA CLIPPER#2

CAMC26917     CALIFORNIA CLIPPER#3

CAMC26918     CALIFORNIA CLIPPER#4

STAKING OF OTHER UNPATENTED MINING CLAIMS

On November 15, 2010, we staked nine unpatented lode claims in San Bernardino County, California.    The claims are located in Sections 7 and 18, Township 10 North, Range 2 West, San Bernardino Base & Meridian.   The claims are near a historic silver/lead mine known as the Pedry Mine.

These claims were filed and recorded with the BLM on January 13, 2011.

BLM Serial Number	Claim Name
CAMC298045	SAN PASQUAL
CAMC298046	SAN MIGUEL
CAMC298047	SANTA ANNA
CAMC298048	SAN BERNARDINO
CAMC298049	SAN GABRIEL
CAMC298050	SAN LUIS OBISPO
CAMC298051	SANTA CLARA
CAMC298052	SANTA COLETA
CAMC290853	SANTO ANGEL

Unpatented Mining Claims:  The Mining Law of 1872

Our exploration, development and mining rights in the Adjacent Acreage cover unpatented mining claims covering federal lands and are held under and subject to the federal Mining Law of 1872.

Location of mining claims under the Mining Law of 1872, 30 U.S.C. §§ 22-42, is a self-initiation system under which a person physically stakes an unpatented mining claim on public land that is open to location, posts a location notice and monuments the boundaries of the claim in compliance with federal laws and regulations and with state location laws, and files notice of that location in the county records and with the Bureau of Land Management (BLM). Mining claims can be located on land as to which the surface was patented into private ownership under the Stockraising Homestead Act of 1916, 43 U.S.C. §299, but the mining claimant cannot injure, damage or destroy the surface owner's permanent improvements and must pay for damage to crops caused by prospecting.

Discovery of a valuable mineral deposit, as defined under federal law, is essential to the validity of an unpatented mining claim and is required on each mining claim individually. The location is made as a lode claim for mineral deposits found as veins or rock in place, or as a placer claim for other deposits. While the maximum size and shape of lode claims and placer claims are established by statute, there are no limits on the number of claims one person may locate or own. The Mining Law also contains provision for acquiring five-acre claims of non-mineral land for millsite purposes. A mining operation typically is comprised of many mining claims.

The holder of a valid unpatented mining claim has possessory title to the land covered thereby, which gives the claimant exclusive possession of the surface for mining purposes and the right to mine and remove minerals from the claim. Legal title to land encompassed by an unpatented mining claim remains in the United States, and the government can contest the validity of a mining claim. The Mining Law requires the performance of annual assessment work for each claim, and subsequent to enactment of the Federal Land Policy and Management Act of 1976, 43 U.S.C. §1201 et seq. , mining claims are invalidated if evidence of assessment work is not timely filed with BLM. However, in 1993 Congress enacted a provision requiring payment of $135 per year claim maintenance fee in lieu of performing assessment work, subject to an exception for small miners having less than ten claims. No royalty is paid to the United States with respect to minerals mined and sold from a mining claim.

The Mining Law of 1872 provides a procedure for a qualified claimant to obtain a mineral patent   (i.e., fee simple title to the mining claim) under certain conditions. It has become much more difficult in recent years to obtain a patent. Beginning in 1994, Congress imposed a funding moratorium on the processing of mineral patent applications which had not reached a designated stage in the patent process at the time the moratorium went into effect. Additionally, Congress has considered several bills in recent years to repeal the Mining Law or to amend it to provide for the payment of royalties to the United States and to eliminate or substantially limit the patent provisions of the law.

Mining claims are conveyed by deed, or leased by the claimant to the company seeking to develop the property. Such a deed or lease (or memorandum of it) needs to be recorded in the real property records of the county where the property is located, and evidence of such transfer needs to be filed with BLM. It is not unusual for the grantor or lessor to reserve a royalty, which as to precious metals often is expressed as a percentage of net smelter returns.

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

Athena expects to continue the exploration and development of the project contingent upon raising additional funding.   Baseline environmental studies have been scheduled as a prerequisite to mine permitting applications in 2011.  We completed a 13 hole exploratory drilling program in February 2011 on the Langtry property.

Future lease payments and/or exploration and development of this property will require new equity and/or debt capital.

SILVER PRICES

The Company’s operating results are substantially dependent upon the world market prices of silver. The Company has no control over silver prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low prices of silver (COMEX spot settlement) per ounce during the periods indicated:

	Year Ended December 31,
	2010		2009		2008

	High	Low	High	Low	High	Low

Silver	$30.60	$14.82	$19.30	$10.42	$20.69	$8.79

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

  Federal Environmental Laws

Certain mining wastes from extraction and beneficiation of ores are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste, although such wastes may be subject to regulation under state law as a solid or hazardous waste. The EPA has worked on a program to regulate these mining wastes pursuant to its solid waste management authority under the Resource Conservation and Recovery Act (“RCRA”). Certain ore processing and other wastes are currently regulated as hazardous wastes by the EPA under RCRA. If the Company’s mine wastes were treated as hazardous waste or such wastes resulted in operations being designated as a “Superfund” site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) for cleanup, material expenditures would be required for the construction of additional waste disposal facilities or for other remediation expenditures. Under CERCLA, any present owner or operator of a Superfund site or an owner or operator at the time of its contamination generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owner or operator may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon the Company’s tailings and waste disposal under the Federal Clean Water Act (“CWA”) and state law counterparts. The Company has reviewed and considered current federal legislation relating to climate change and does not believe it to have a material effect on its operations. Additional regulation or requirements under any of these laws and regulations could have a materially adverse effect upon the Company and its results of operations.

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

“Probable (Indicated) Reserve” is a part of a mineral deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity and grade and/or quality of a probable reserve is computed from information similar to that used for a proven reserve, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. Mining dilution, where appropriate, has been factored into the estimation of probable reserves.

“Proven (Measured) Reserve” is a portion of a mineral deposit which can be extracted or produced economically and legally at the time of the reserve determination. The quantity of a proven reserve is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and the sites for inspections, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of a proven reserve is well-established. Mining dilution, where appropriate, has been factored into the estimation of proven reserves.

Reclamation” is the process by which lands disturbed as a result of mining activity are modified to support beneficial land use. Reclamation activity may include the removal of buildings, equipment, machinery and other physical remnants of mining, closure of tailings, leach pads and other features, and contouring, covering and re-vegetation of waste rock and other disturbed areas.

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

ITEM 1A – RISK FACTORS.

An investment in our securities is speculative and involves a high degree of risk.  Please carefully consider the following risk factors, as well as the possibility of the loss of your entire investment, before deciding to invest in our securities.

Risks Related to our Business

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

        If we discover ore at the Langtry Project, we expect that it would be several additional years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production could change. As a result of these uncertainties, there can be no assurance that our exploration programs will result in proven and probable reserves in sufficient quantities to justify commercial operations at the Langtry Project.

Even if our exploration efforts at Langtry are successful, we may not be able to raise the funds necessary to develop the Langtry Project.

        If our exploration efforts at Langtry are successful, our current estimates indicate that we would be required to raise at least  $50 million in external financing to develop and construct the Langtry Project. Sources of external financing could include bank borrowings and debt and equity offerings, but financing has become significantly more difficult to obtain in the current market environment. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. There can be no assurance that we will commence production at Langtry or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Langtry Project. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and we may not be able to realize our assets and settle our liabilities in the normal course of business at amounts reflected in our financial statements included or incorporated by reference in this Form 10-K.

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

• speculative activities;

• expectations for inflation; and

• political and economic conditions.

        The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.silverinstitute.org, during the three-year period ended December 31, 2010, the high and low settlement prices for silver were $30.60 and $8.79 per ounce

 We are subject to significant governmental regulations.

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

        From time to time the U.S. Congress may consider revisions in its mining and environmental laws. It remains unclear to what extent new legislation may affect existing mining claims. The effect of any such revisions on our operations cannot be determined conclusively until such revision is enacted; however, such legislation could materially increase costs on properties located on federal lands, such as ours, and such revision could also impair our ability to develop the Langtry Project and to explore and develop other mineral projects.

The market price of silver is volatile. Low silver prices could result in decreased revenues, decreased net income or increased losses and decreased cash flows, and may negatively affect our business.

Silver is a commodity.  Its price fluctuates, and is affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors.

 The price of silver may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown. If the price of silver is depressed for a sustained period and our net losses continue, we may be forced to suspend operations until the prices increase, and to record asset impairment write-downs. Any continued or increased net losses or asset impairment write-downs would adversely affect our financial condition and results of operations.

We might be unable to raise additional financing necessary to complete capital needs, conduct our business and make payments when due.

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

If, in the future, we present estimates of ore reserve figures in our public filings, those figures may be estimated by our technical personnel. Reserve estimates are a function of geological and engineering analyses that require us to make assumptions about production costs and silver market prices. Reserve estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about silver market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of silver may render future potential reserves containing relatively lower grades of ore uneconomic to exploit, and we may be required to reduce reserve estimates, discontinue development or mining at one or more of our properties, or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our projects different from those we predicted, we may adjust our reserve estimates and alter our mining plans. Either of these alternatives may adversely affect our actual future production and operating results.

The estimation of the ultimate recovery of metals contained within a heap leach pad inventory is inherently inaccurate and subjective and requires the use of estimation techniques. Actual recoveries can be expected to vary from estimations.

We expect to use the heap leach process to extract silver from ore. The heap leach process is a process of extracting silver by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver, which is then recovered in metallurgical processes.

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

Silver mining involves significant production and operational risks. We may suffer from the failure to efficiently operate our mining projects.

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

To the extent we are subject to environmental liabilities, the settlement of such liabilities or the costs that we may incur to remedy environmental pollution would reduce funds otherwise available to us and could have a material adverse effect on our financial condition and results of operations. If we are unable to fully remedy an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The environmental standards that may ultimately be imposed at a mine site impact the cost of remediation and may exceed the financial accruals that have been made for such remediation. The potential exposure may be significant and could have a material adverse effect on our financial condition and results of operations.

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

Any of our future acquisitions may result in significant risks, which may adversely affect our business.

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

Because mines have limited lives based on proven and probable ore reserves, we expect we will be continually seeking to replace and expand any future ore reserves. Identifying promising mining properties is difficult and speculative. Furthermore, we encounter strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing silver.  Many of these companies have greater financial resources than we do. Consequently, we may be unable to replace and expand future ore reserves through the acquisition of new mining properties or interests therein on terms we consider acceptable. As a result, our future revenues from the sale of silver may decline, resulting in lower income and reduced growth.

Current economic conditions and in the global economy generally, including ongoing disruptions in the debt and equity capital markets, may adversely affect our business and results of operations, and our ability to obtain financing.

The global economy has undergoing a slowdown, which some observers view as a deepening recession, and the future economic environment may continue to be less favorable than that of recent years. The mining industry has experienced and may continue to experience significant downturns in connection with, or in anticipation of, declines in general economic conditions. We are unable to predict the likely duration and severity of the current disruptions in debt and equity capital markets and adverse economic conditions in the United States and other countries, which may continue to have an adverse effect on our business and results of operations.

The global stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. This volatility and illiquidity has negatively affected a broad range of mortgage and asset-backed and other fixed income securities. As a result, the market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased defaults. Global equity markets have also been experiencing heightened volatility and turmoil, with issuers exposed to the credit markets particularly affected. These factors and the continuing market disruption have an adverse effect on us, in part because we, like many companies, from time to time may need to raise capital in debt and equity capital markets including in the asset-backed securities markets.

In addition, continued uncertainty in the stock and credit markets may negatively affect our ability to access additional short-term and long-term financing, including future securitization transactions, on reasonable terms or at all, which would negatively impact our liquidity and financial condition. In addition, if one or more of the financial institutions that support our future credit facilities fails, we may not be able to find a replacement, which would negatively impact our ability to borrow under the credit facilities. These disruptions in the financial markets also may adversely affect our credit rating and the market value of our common stock. If the current pressures on credit continue or worsen, we may not be able to refinance, if necessary, our outstanding debt when due, which could have a material adverse effect on our business. While we believe we will have adequate sources of liquidity to meet our anticipated requirements for working capital, debt servicing and capital expenditures for the foreseeable future if our operating results worsen significantly and our cash flow or capital resources prove inadequate, or if interest rates increase significantly, we could face liquidity problems that could materially and adversely affect our results of operations and financial condition.

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

      We are indemnified against any obligations of the foregoing by virtue of the Indemnity Agreement we entered into with two of our principal shareholders effective December 31, 2010.

Langtry Property and Adjacent Acreage

We have a 20 year lease, with option to purchase, covering the Langtry Property. We hold exploration and mining rights under unpatented mining claims we hold on the Adjacent Acreage.  A description of the Property and terms of the lease are contained in the Business discussion in this Report.

ITEM 3.        LEGAL PROCEEDINGS

There are two material legal proceedings in which either we or any of our subsidiaries were involved in 2010 and 2009:

1.

On January 6, 2009, Capital Beverage Co. and Capital Coors Co. (“Capital”) filed suit against Crown Imports LLC, Butte Creek Brewing Company and Bison Brewing Company alleging that the defendants had unlawfully cancelled their distribution contracts with Capital.   Capital was seeking damages equal to fair market value of the respective brands.  This lawsuit was resolved in 2009 and no financial liability was incurred.

2.

On February 9, 2009, BRK Holdings, LLC filed suit against Golden West Brewing Company for four months of delinquent rent of $14,904 and legal fees of $800.  We sold Golden West Brewing Company, including this liability, in December 2010.

We are indemnified against any obligations under either of the foregoing by virtue of the Indemnity Agreement we entered into with two of our principal shareholders effective December 31, 2010.

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

      Our outstanding shares of Common Stock have traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” since January 1, 2007.  Effective February 5, 2010, our outstanding shares of Common Stock have traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “AHNR”.  The reported high and low prices for our common stock are shown below for the period from January 1, 2009 through December 31, 2010.

	High	Low

2009 Fiscal Year
January - March	$0.06	$0.05
April - June	$0.08	$0.05
July - September	$0.06	$0.04
October – December	$0.15	$0.04

2010 Fiscal Year
January - March	$0.43	$0.15
April - June	$0.29	$0.16
July - September	$0.16	$0.03
October - December	$0.30	$0.07

     The bid and ask prices of the Company’s common stock as of April 12, 2011 were $0.45 and $0.50 respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of April 12, 2011, there were approximately 81 record owners of the Company’s common stock.

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

None, except as previously reported.

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

ITEM 6

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

During 2010, we completed our transition from a craft brewing business to a mineral resource exploration and development company.

In 2008, we decided to discontinue our brewery operations at our Chico, California brewery and during 2009 we completed the sale of our brewery assets.  In December 2009, we decided to exit the craft brewing business in order to focus exclusively on the acquisition and exploration of mineral resources.

In March 2010, we entered into a Mining Lease with Option to Purchase which granted us a 20 year lease to develop and conduct mining operations on a 413 acre group of 20 patented mining claims (the “Langtry Property”, or the “Property”) located in the Calico Mining District at the base of the Calico Mountains northeast of Barstow, California also with an option to purchase.

During 2010, we staked an addition 18 unpatented lode claims in San Bernardino County, California of federal land managed by the BLM.

Effective December 31, 2010, we sold all of our operating subsidiaries related to our brewing business to two of our principal shareholders and in consideration of their agreement to indemnify us from any obligation to pay the approximately $1.0 million in debts of the brewing business, issued to them an aggregate of 2.5 million common shares.

Our primary focus during 2011 will be to continue to evaluate our Langtry Property through analysis of historical records and exploration drilling activities; and develop a plan for additional exploration, development and permitting of the Property.  Our annual mining lease payments, permitting applications, and exploration and development efforts will require additional capital.

The following discussion and analysis is for the year ended December 31, 2010, and should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included in Item 8 of this Form 10-K.

Critical Accounting Estimates

     The preparation of financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect the amounts reported in our Consolidated Financial Statements. Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements describes our significant accounting policies used in the preparation of our Consolidated Financial Statements. The accounting positions described below are significantly affected by critical accounting estimates.

We believe that the significant estimates, assumptions and judgments when accounting for items and matters such as capitalized mining rights, asset valuations, recoverability of assets, asset impairments, taxes, and other provisions are reasonable, based upon information available at the time they were made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Mining Rights:

We have determined that our mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the direct costs to acquire or lease mining rights are initially capitalized as tangible assets. Direct costs include cash consideration and the fair market value of shares issued as consideration for mining rights. Our carrying value of mining rights represents the fair value at the time the mining rights are acquired less accumulated amortization and any impairment losses.

If we establish proven and probable reserves for a property and we determined that a mineral property can be economically developed, capitalized costs will be amortized over the estimated useful life of the property following the commencement of production or expensed if we determine that the mineral property has no future economic value or if the property is sold or abandoned.

Considerable judgment is used when determining if a mineral property can be economically developed, estimating reserves, establishing useful lives and amortization methods, establishing commercial production, determining the fair value of non-cash consideration for mining rights and identifying our direct costs to acquire or lease mining rights.

Valuation of Long-lived Assets:

Long-lived assets, including mining rights, are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, long-lived assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows and other fair value measurements.

Exploration Costs:

We expense mineral exploration costs as incurred. When it has been determined that it is economically feasible to extract minerals and the permitting process has been initiated, our costs incurred to further delineate and develop a mine are considered pre-commercial production costs and will be included in our Consolidated Balance Sheets.

Income Taxes

We assess the recoverability of our net deferred tax assets and the need for a valuation allowance on a periodic basis. Our assessment includes a number of factors, including historical results and taxable income projection. The ultimate realization of deferred income tax assets is dependent on the generation of taxable income during the periods in which those temporary differences are deductible.

Results of Operations

Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward. Operating results applicable to our craft brewing business are excluded from our results of continuing operations for all periods presented. This discussion should be read in conjunction with our Consolidated Financial Statements, including the notes thereto, in Item 8 of this Annual Report on Form 10-K.

Results from Continuing Operations

A summary of our results from continuing operations is as follows:

	Years Ended December 31,
	2010	2009
Operating expenses:
Mineral property and exploration costs	$(134,885)	$—
General and administrative	(227,070)	(103,495)
Total operating expenses	(361,955)	(103,495)

Operating loss	(361,955)	(103,495)

Other (expense) income:
Interest expense	(3,387)	(10,857)
Amortization of deferred financing costs	(1,463)	(84,922)
Gain (loss) on investments in marketable securities	—	86,049
Gain on forgiveness of short-term debt and accounts payable	—	4,577
Loss on extinguishment of debt – related parties	(180,000)	—
Other income	20	1,137
Total other expense	(184,830)	(4,016)

Loss from continuing operations	$(546,785)	$(107,511)

Our 2010 loss from continuing operations was $546,785 as compared to $107,511 in 2009. We became a mineral Exploration Stage Company effective January 1, 2010, and accordingly, our 2010 operating expenses were significantly higher than our 2009 operating expenses.  In addition, during 2010, our other expense of $184,830, which was mainly comprised of a non-cash loss on extinguishment of debt to related parties, increased our 2010 loss from continuing operations.

Operating Expenses

Our 2010 operating expenses were $361,955 as compared to $103,495 in 2009.

During 2010, we incurred $134,885 of mineral property and exploration costs comprised of $81,995 environmental evaluation expense and $52,890 of mineral exploration costs. Mineral property and exploration costs were $0 during 2009.

General and administrative expense increased $123,575 or 119% to $227,070 during 2010 as compared to $103,495 in 2009. Professional fees which include legal, accounting and audit fees, increased to $192,340 during 2010 as compared to $94,481 in 2009. Our 2010 professional fees include approximately $50,000 of one-time expense associated with the restatement of our previously issued 2008 annual report and quarterly 2009 financial statements. Other general and administrative expense increased $25,717 to $34,731 in 2010 as compared to $9,014 during 2009. This increase was mainly due to a $10,807 increase in travel costs, mainly to our Langtry Property, and a $7,900 increase in other professional service fees.

Other Income (Expense)

During 2010, we incurred other expense of $184,830 as compared to other expense of $4,016 during 2009.

During 2010, our interest expense decreased $7,470 to $3,387 as compared to $10,857 during 2009 as a result of decreased levels of interest-bearing debt during 2010 as compared to 2009.

Our amortization of deferred financing costs decreased to $1,463 during 2010 as compared to $84,922 during 2009 as all 2009 deferred financing costs were fully amortized during the first half of 2009. Deferred financing cost amortization in 2010 was applicable to our $5,000 of deferred financing costs incurred in 2010.

Our gain on marketable securities decreased to $0 during 2010 as compared to $86,049 during 2009 as we sold all of our marketable equity securities during 2009.

Gain on forgiveness of short-term debt and accounts payable decreased to $0 during 2010 as compared to $4,577 during 2009 as we did not incur forgiveness of debt during 2010.

During 2010, we incurred an $180,000 non-cash loss on extinguishment of debt to related parties applicable to our issuance of 1,000,000 common shares valued at $0.28 per share (the closing price of our common stock on the day of issuance) for $100,000 of short-term debt to related parties.

Discontinued Operations

Net loss from discontinued operations was $65,466 during 2010 as compared to $107,511 during 2009.

Our net loss from discontinued operations of $65,466 in 2010 was mainly comprised of $51,814 of interest expense. Our $175,308 loss from discontinued operations during 2009 was mainly comprised of $115,430 of brewing business direct overhead costs including $60,889 of payroll-related charges; interest expense of $63,073; and other income totaling $3,195, net.

Liquidity and Capital Resources

Liquidity

During 2010, we required capital principally for the acquisition of mining rights, pre-payment of exploration drilling costs and funding of our operating losses and working capital. Prior to 2010, we required capital to purchase and fund our craft brewing business. To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On December 31, 2010, we had $111,475 in cash and cash equivalents and a working capital of $51,861. In March 2011, we raised approximately $550,000 through the private sale of 2,430,000 common shares at $0.25 per share, net of offering costs. 1,000,000 of these shares were purchased by a significant investor. We plan to use these proceeds to further our mineral exploration efforts and to fund working capital needs.

We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years Ended December 31,
	2010	2009

Net cash used in operating activities	$(298,342)	$(78,874)
Net cash (used in) provided by investing activities	(82,346)	205,408
Net cash provided by (used in) financing activities	492,020	(147,592)

Net increase (decrease) in cash	111,332	(21,058)
Cash and cash equivalents, beginning of period	143	21,201
Cash and cash equivalents, end of period	$111,475	$143

Net cash used in operating activities

Net cash used in operating activities was $298,342 and $78,874 during 2010 and 2009, respectively.

Cash used in operating activities during 2010 mainly relates to our $546,785 loss from continuing operations, as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant adjustments to our $612,251 total net loss to arrive at cash used in operating activities during 2010 were: a $180,000 non-cash loss on extinguishment of debt to related parties and $11,355 of other non-cash expenses plus changes in operating assets and liabilities totaling $122,554. These changes were comprised of: increases in our accounts payable and accrued liabilities totaling $159,029 (which is net of the $559,433 reduction in accounts payable and accrued liabilities resulting from the sale of GWBC-CA and the satisfaction of $93,450 of accounts payable with common shares); a $57,489 decrease in accounts receivable and inventory held for sale; a $11,037 decrease in other assets; offset by a $105,000 increase in prepaid expenses, including $100,000 of prepaid exploratory drilling costs.

Adjustments to our total net loss of $282,819 during 2009 to arrive at cash used in operating activities were: a $84,922 non-cash charge resulting from deferred financing costs amortization; $24,148 in other non-cash expenses; offset by the recognition of a $86,049 gain on marketable securities; the recognition of a $65,464 gain on the sale of brewery assets held for sale; and the recognition of a $19,613 gain on forgiveness of debt and accounts payable. These non-cash adjustments to net loss were offset by our $266,001 change in operating assets and liabilities during 2009 which was mainly comprised of a $160,001 decrease in marketable equity securities; an $86,556 decrease in inventory and accounts receivable held for sale; and other changes in operating assets and liabilities that generated net cash of $19,444.

Net cash (used in) provided by investing activities

Cash used in investing activities was $82,346 during 2010 as compared to cash provided by investing activities of $205,408 during 2009.

During 2010, we used $74,764 of cash to acquire mining rights, $7,500 to acquire nonmarketable equity securities and $82 for other investing activities. During 2009, the disposition of our brewery assets held for sale generated $205,408 in cash.

Net cash provided by (used in) financing activities

 Cash provided by financing activities during 2010 was $492,020 compared to cash used in financing activities of $147,592 during 2009.  The increase in cash provided by financing activities between the two periods principally relates to the $475,000 in equity financings during 2010 where we issued 4,750,000 shares of our common stock at $0.10 per share to a group of ten investors, including two related party investors and our $152,592 of net repayments of short-term debt during 2009.

Off Balance Sheet Arrangement

We have no off-balance sheet arrangements or variable interest entities.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in our Note 2 - Summary of Significant Accounting Policies to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Not applicable

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following consolidated financial statements are filed as part of this report:

1.	Reports of Independent Registered Public Accounting Firms

2.	Consolidated Balance Sheets as of December 31, 2010 and 2009

3.	Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

4.	Consolidated Statement of Stockholders' Equity (Deficit) for the years ended December 31, 2010 and 2009

5.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

6.	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Athena Silver Corporation

(An exploration stage company)

We have audited the accompanying consolidated balance sheets of Athena Silver Corporation (a exploration stage company) (“Athena” or the “Company”) as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of Athena’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Athena as of December 31, 2010 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Athena will continue as a going concern. As discussed in Note 1 to the financial statements, Athena has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP

www.malonebailey.com

Houston, Texas

April 11, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors

Athena Silver Corporation

We have audited the accompanying consolidated balance sheet of Athena Silver Corporation and Subsidiaries as of December 31, 2009 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athena Silver Corporation and Subsidiaries as of December 31, 2009, and the results of its operations and cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

SCHUMACHER & ASSOCIATES, INC

Denver, Colorado
May 4, 2010

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$111,475	$143
Prepaid expenses	106,000	1,000
Deferred financing costs, net	3,537	—
Assets of discontinued operations held for sale	—	57,489
Total Current Assets	221,012	58,632

Mining rights	195,664	—
Other assets	7,500	21,029
Total Assets	$424,176	$79,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$46,063	$30,362
Accounts payable – related parties	25,933	9,881
Accrued liabilities	47,500	420
Accrued liabilities – related parties	4,705	1,319
Short-term debt – non-affiliates	—	5,000
Short-term debt – related parties	44,950	34,795
Checks issued in excess of funds available	—	2,429
Liabilities of discontinued operations held for sale	—	1,050,261
Total Current Liabilities	169,151	1,134,467

Commitments and contingencies

Stockholders’ Equity (Deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 29,391,500 and 20,000,000 shares issued and outstanding, respectively	2,939	2,000
Additional paid-in capital	4,465,768	2,544,625
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(612,251)	—
Total Stockholders’ Equity (Deficit)	255,025	(1,054,806)
Total Liabilities and Stockholders’ Equity (Deficit)	$424,176	$79,661

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Inception of Exploration Stage (January 1, 2010) through December 31, 2010
	2010	2009

Operating expenses:
Mineral property and exploration costs	$(134,885)	$—	$(134,885)
General and administrative	(227,070)	(103,495)	(227,070)
Total operating expenses	(361,955)	(103,495)	(361,955)

Operating loss	(361,955)	(103,495)	(361,955)

Other (expense) income:
Interest expense	(3,387)	(10,857)	(3,387)
Amortization of deferred financing costs	(1,463)	(84,922)	(1,463)
Gain on investments in marketable securities	—	86,049	—
Gain on forgiveness of short-term debt and accounts payable	—	4,577	—
Loss on extinguishment of debt – related parties	(180,000)	—	(180,000)
Other income	20	1,137	20
Total other expense	(184,830)	(4,016)	(184,830)

Loss from continuing operations	(546,785)	(107,511)	(546,785)

Net loss from discontinued operations	(65,466)	(175,308)	(65,466)
Net loss	(612,251)	(282,819)	(612,251)

Dividends on preferred stock	—	(3,582)	—
Net loss attributable to common shareholders	$(612,251)	$(286,401)	$(612,251)

Basic and diluted net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.02)	$(0.00)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.02)
Basic and diluted net loss per common share	$(0.03)	$(0.02)

Weighted average common shares outstanding – basic and diluted	22,732,618	12,443,141

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total
	Shares	Amount	Shares	Amount

Balance, January 1, 2009	300,000	$30	3,404,525	$340	$1,898,015	$(3,318,612)	$—	$(1,420,227)

Dividends on preferred stock	—	—			(3,582)	—	—	(3,582)
Common stock issued in satisfaction of accounts payable	—	—	1,750,000	175	69,825	—	—	70,000
Common stock issued for debt	—	—	10,345,475	1,035	412,784	—	—	413,819
Common stock exchanged for preferred stock	(300,000)	(30)	4,500,000	450	(420)	—	—	—
Contributed capital – forgiveness of related party debt and accrued interest expense	—	—	—	—	139,295	—	—	139,295
Share-based compensation – options	—	—	—	—	4,126	—	—	4,126
Forgiveness of accrued preferred dividends	—	—	—	—	24,582	—	—	24,582
Net loss	—	—	—	—	—	(282,819)	—	(282,819)
Balance, December 31, 2009	—	—	20,000,000	2,000	2,544,625	(3,601,431)	—	(1,054,806)

Common stock issued for cash	—	—	4,750,000	475	474,525	—	—	475,000
Common stock issued for mining rights	—	—	230,000	23	73,377	—	—	73,400
Common stock issued for loan fees	—	—	50,000	5	4,995	—	—	5,000
Common stock issued for debt	—	—	1,000,000	100	279,900	—	—	280,000
Common stock issued for accounts payable	—	—	861,500	86	93,364	—	—	93,450
Common stock issued for indemnification agreement	—	—	2,500,000	250	994,982	—	—	995,232
Net loss	—	—	—	—	—	—	(612,251)	(612,251)
Balance, December 31, 2010	—	$—	29,391,500	$2,939	$4,465,768	$(3,601,431)	$(612,251)	$255,025

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Inception of Exploration Stage (January 1, 2010) through December 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(612,251)	$(282,819)	$(612,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	—	8,333	—
Amortization of deferred financing costs	1,463	84,922	1,463
Bad debt expense	—	4,628	—
Share-based compensation expense	—	4,126	—
Gain on forgiveness of debt and accounts payable	—	(19,613)	—
Loss on extinguishment of debt – related parties	180,000	—	180,000
Gain on investments in marketable securities	—	(86,049)	—
Loss (gain) on sale of assets of discontinued operations	9,892	(65,464)	9,892
Impairment of fixed assets held for sale	—	7,061	—
	191,355	(62,056)	191,355
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,104	23,446	11,104
(Increase) decrease in prepaid expenses	(105,000)	7,976	(105,000)
Decrease in investments	—	160,001	—
Decrease in inventory	46,385	63,110	46,385
Decrease in other assets	11,036	—	11,036
Increase (decrease) in accounts payable	111,678	(12,211)	111,678
Increase in accrued liabilities and other	47,351	23,679	47,351
	122,554	266,001	122,554

Net cash used in operating activities	(298,342)	(78,874)	(298,342)

Cash flows from investing activities:
Acquisition of mining rights	(74,764)	—	(74,764)
Investment in nonmarketable equity securities	(7,500)	—	(7,500)
Net (expenditure) proceeds from disposition of fixed assets, intangibles and other	(82)	205,408	(82)
Net cash (used in) provided by investing activities	(82,346)	205,408	(82,346)

Cash flows from financing activities:
Proceeds from refundable stock subscription	—	5,000	—
Borrowings from short-term debt – non-affiliates	2,427	—	2,427
Repayments of short-term debt – non-affiliates	(8,312)	(44,585)	(8,312)
Borrowings from short-term debt – related parties	194,012	327,521	194,012
Repayments of short-term debt – related parties	(171,107)	(435,528)	(171,107)
Proceeds from sale of common stock	475,000	—	475,000
Net cash provided by (used in) financing activities	492,020	(147,592)	492,020

Net increase (decrease) in cash	111,332	(21,058)	111,332
Cash and cash equivalents, beginning of period	143	21,201	143
Cash and cash equivalents, end of period	$111,475	$143	$111,475

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

	Years Ended December 31,		Inception of Exploration Stage (January 1, 2010) through December 31,
	2010	2009	2010
Supplemental schedule of cash flow information:
Cash paid for interest	$3,312	$32,117	$3,312
Cash paid for income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing activities:
Increase in accrued liabilities applicable to mining rights	$47,500	$—	$47,500
Common stock issued for mining rights	73,400	—	73,400
Common stock issued for accounts payable	93,450	70,000	93,450
Common stock issued for deferred financing costs	5,000	—	5,000
Common stock issued for short-term debt - related parties	100,000	413,819	100,000
Common stock issued for indemnity agreement - related parties:
Indemnification – GWBC-CA accounts payable	296,953	—	296,953
Indemnification – GWBC-CA accrued liabilities	262,298	—	262,298
Indemnification – GWBC-CA short-term debt	435,981	—	435,981
Common stock issued for preferred shares	—	225,000	—
Forgiveness of short-term debt - non-affiliates	—	7,193	—
Forgiveness of short-term debt - related parties	—	85,250	—
Forgiveness of accrued preferred stock dividends – related parties	—	24,582	—
Accrued and unpaid preferred stock dividends – related parties	—	3,582	—

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Organization, Liquidity and Management’s Plans:

Organization:

The principal business of Athena Silver Corporation (“we,” “our,” “us,” or “Athena”) is the acquisition and exploration of mineral resources. We were incorporated in the state of Delaware on December 23, 2003, and we became a mineral Exploration Stage Company effective January 1, 2010. We have not presently determined whether the properties that we lease contain mineral reserves that are economically recoverable.

Originally, we were formed to acquire substantially all of the business assets of Butte Creek Brewing Company, LLC, (“Butte Creek”) a California limited liability company engaged in the craft brewing business.   Our acquisition of Butte Creek was completed on August 31, 2005, through our wholly-owned subsidiary Golden West Brewing Company, a California corporation (“GWBC-CA”). In late 2008, we decided to discontinue our brewery operations at our Chico, California brewery.  In January 2009, we closed our brewery and during the first half of 2009, we completed the sale of all of our brewery equipment. In January 2009, we formed a Delaware subsidiary of GWBC-CA, Butte Creek Brands, LLC (“BCB”), to which we assigned our craft beer brands.

In December 2009, we decided to exit the craft brewing business in order to focus exclusively on the acquisition and exploration of mineral resources.  During the first half of 2010, we disposed of our craft brewing business assets. On June 25, 2010, we entered into an Intellectual Property Assignment Agreement with Mendocino Brewing Company, Inc. (“Mendocino”) and assigned all of our brands and other intellectual property to Mendocino in exchange for a royalty payment ranging between $0.50 and $1.00 per case and $3.00 per barrel sold on future production from our brands.  The royalty is capped at $150,000.

In December 2010, we decided to sell our GWBC-CA subsidiary, which included BCB, consisting of nominal assets (including the aforementioned royalty) and debt and other liabilities totaling approximately $1,000,000. On December 31, 2010, we sold our 100% equity interest in GWBC-CA to John C. Power, our CEO, and John D. Gibbs, a significant investor (together the “Buyers”), for $100 cash and the Buyers’ agreement to indemnify and hold us harmless against any liability or obligation for GWBC-CA’s debts in accordance with the terms of an Indemnity Agreement between Athena and the Buyers. As additional consideration for the Indemnity Agreement, we issued 2,500,000 common shares to the Buyers and we forgave all intercompany debt owed to Athena by GWBC-CA.

In 2008, we formed a wholly-owned subsidiary in the state of Washington, Golden West Brewing, Inc. (“GWBC-WA”), to make an acquisition that did not materialize.  During 2008 and 2009, we utilized GWBC-WA to make investments in marketable equity securities. GWBC-WA has not conducted any business since 2009 and on October 1, 2010, we dissolved this entity.

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) to take an assignment of a Sale and Purchase Agreement and Joint Escrow Instructions dated December 4, 2009 (the “Purchase Agreement”).  The Purchase Agreement granted us an option to purchase a 413 acre group of 20 patented mining claims (the “Langtry Property”) located in the Calico Mining District at the base of the Calico Mountains northeast of Barstow, California.

In March 2010, we entered into a Mining Lease with Option to Purchase which superseded the Purchase Agreement and granted us a 20 year lease to develop and conduct mining operations, also with an option to purchase.

Our primary focus during 2011 will be to continue to evaluate the Langtry Property through analysis of historical records and exploration drilling activities; and develop a plan for additional exploration, development and permitting.  Our annual mining lease payments, permitting applications, and exploration and development efforts will require additional capital.

We are not able to determine at this time whether this property contains reserves that are economically recoverable.

Going Concern:

Our financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown on our Consolidated Financial Statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At December 31, 2010, we had not yet achieved profitable operations and we have accumulated losses of $4,213,682 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain loans from officers, directors or significant shareholders.

2.

Summary of Significant Accounting Policies:

Principles of Consolidation:

Our Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated.

Reclassifications:

We have reclassified certain amounts in our 2009 Consolidated Financial Statements to reflect assets and liabilities of discontinued operations held for sale and discontinued operations. These reclassifications had no impact on our financial position or results of operations.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. We believe that the significant estimates, assumptions and judgments when accounting for items and matters such as capitalized mining rights, depreciation, amortization, asset valuations, asset lives, taxes, recoverability of assets, impairments and other provisions are reasonable, based upon information available at the time they were made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Fair Value of Financial Instruments:

We value our financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash and cash equivalents, other current assets, accounts payable, accrued liabilities and other current liabilities in our Consolidated Financial Statements approximates fair value because of the short-term nature of the instruments.

Concentrations of Credit Risk:

Financial instruments, which potentially subject us to credit risk, include cash and cash equivalents. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of high quality and sound financial condition. Our investments are in low-risk instruments and we limit our credit exposure in any one institution or type of investment instrument based upon criteria including creditworthiness.

Cash and Cash Equivalents:

We consider all amounts on deposit with financial institutions and highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are highly liquid investments that consist primarily of demand deposits with insignificant interest rate risk.

Accounts Receivable:

Our accounts receivable are reported at estimated net realizable value.  We have established an allowance for doubtful accounts based on factors pertaining to the credit risk of specific customers, historical trends and other information.   Delinquent accounts are written-off when it is determined that the amounts are uncollectible. Our accounts receivable was $11,104 at December 31, 2009, and is included in assets of discontinued operations held for sale in our Consolidated Balance Sheets. All accounts receivable were collected during 2010.

Investments:

Our investments in nonmarketable equity securities of private companies in which we own less than 20% voting interest and do not have the ability to exercise significant influence over are accounted for under the cost method of accounting.

We recognize an impairment charge when the fair value of a cost method investment falls below its cost basis and is judged to be other-than-temporary. In making this determination, we review several factors to determine whether the losses are other-than-temporary, including but not limited to: (i) the length of time the investment was in an unrealized loss position, (ii) the extent to which fair value was less than cost, (iii) the financial condition and near term prospects of the issuer and (iv) the our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Our investments in marketable equity securities are classified as trading securities and are recorded at fair market value as of the balance sheet date.  Any change in value and realized gains and losses are included in gain (loss) on investments in marketable securities in our Consolidated Statements of Operations.

Inventory:

Inventory is stated at the lower of cost or market computed on a first-in first-out basis. Our inventory, comprised of finished beer product with a value of $46,385 at December 31, 2009, is included in assets of discontinued operations held for sale in our Consolidated Balance Sheets. Our entire remaining inventory was sold during 2010.

Intangibles:

Our intangibles, consisting of trade names and trademarks, were being amortized on a straight-line basis over a useful life of five years. During 2009, amortization expense was $5,000 plus the remaining balance of $3,333 was expensed as of December 31, 2009, as recovery of any value was unlikely. Amortization expense is included in net loss from discontinued operations in our Consolidated Statements of Operations.

Mining Rights:

We have determined that our mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, the direct costs to acquire or lease mining rights are initially capitalized as tangible assets. Direct costs include cash consideration and the fair market value of shares issued as consideration for mining rights. Our mining rights include the costs associated with acquiring patented and unpatented mining claims; the costs of leasing mining rights including lease signature bonuses and lease rental payments; and the cost of options to purchase or lease properties.

If we establish proven and probable reserves for a property and we determined that a mineral property can be economically developed, capitalized costs will be amortized over the estimated useful life of the property following the commencement of production or expensed if we determine that the mineral property has no future economic value or if the property is sold or abandoned.

Our carrying value of mining rights represents the fair value at the time the mining rights are acquired less accumulated amortization and any impairment losses. Some of our rights to extract minerals are contractually limited by time; however, we may have options to purchase these rights and mining claims.

Valuation of Long-lived Assets:

We evaluate the carrying value of long-lived assets to be held and used, including our mining rights, whenever events or changes in circumstances indicate that our carrying value may not be recoverable. The carrying amount of our long-lived assets is considered impaired when the projected undiscounted future cash flows are less than carrying value. We measure impairment based on the amount by which the carrying value exceeds the fair market value. Fair market value is determined primarily by using projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair market values are reduced for the cost to dispose.

Revenue Recognition:

We recognize revenues at the point of sale when title to our product passes to the buyer.

Exploration Costs:

We expense mineral exploration costs as incurred. When it has been determined that it is economically feasible to extract minerals and the permitting process has been initiated, our costs incurred to further delineate and develop a mine are considered pre-commercial production costs and will be included in our Consolidated Balance Sheets.

Share-based Payments:

Accounting for stock-based compensation requires us to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. We estimate the fair value of stock options on the date of grant using the Black-Scholes-Merton pricing model, which is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rate and expected dividends. We also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. Our expected volatility assumption is based on our historical daily closing price of our stock over a period equivalent to the expected life of the options.

Income Taxes:

We follow the liability method of accounting for income taxes under which deferred tax assets and liabilities are recognized for future tax consequences. A deferred tax asset or liability is computed for both the expected future impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss carry-forwards. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized, based upon an assessment of both negative and positive evidence, in future tax returns. We have provided a full valuation allowance related to our deferred tax assets. In the future, if sufficient evidence of our ability to generate future taxable income becomes apparent, we may reduce our valuation allowance, resulting in the recognition of income tax benefits in our Consolidated Statements of Operations. Tax rate changes are reflected in the period such changes are enacted.

Basic and Diluted Net Income (Loss) per Common Share:

Our basic net income (loss) per common share is based on the weighted-average number of common shares outstanding during 2010 and 2009.  The calculation of diluted net income (loss) per common share adds the weighted-average number of potential common shares outstanding to the weighted-average common shares outstanding, as calculated for basic net income (loss) per share, except for instances in which there is a net loss.  Our total incremental potential common shares outstanding for 2010 and 2009 were 383,082 and 1,059,364, respectively, and were comprised of outstanding stock options and potential conversion of our convertible debt into common stock. All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

New Accounting Standards:

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.

 In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires new disclosures of significant transfers in and out of Levels 1 and 2, the reasons for the transfers, and separate reporting of purchases, sales, issuances and settlements in the roll forward of Level 3 activity. The guidance also clarifies that fair value measurement disclosures should be provided for each class of assets and liabilities and disclosures also should be provided about Level 2 and Level 3 valuation techniques and inputs used to measure fair value. This guidance became effective for us January 1, 2010, except for disclosures relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective for us beginning January 1, 2011. As this guidance only requires expanded disclosures, the adoption did not and will not impact our consolidated financial position or results of operations.

3.

Business Disposition:

In late 2008, we decided to discontinue our brewery operations at our Chico, California brewery.  In January 2009, we closed our brewery and during the first half of 2009, we completed the sale of all of our brewery equipment. During 2009, we continued our craft brewing business by outsourcing the manufacture of our craft brew products.

In December 2009, we decided to exit our craft brewing operations in order to focus exclusively on the acquisition and exploration of mineral resources. During the first half of 2010, we disposed of our craft brewing business assets. Our exit costs associated with our decision to exit the brewing business were insignificant.

In December 2010, we sold our 100% equity interest in GWBC-CA to John C. Power, our CEO, and John D. Gibbs, a significant investor (together the “Buyers”), for $100 cash and the Buyers’ agreement to indemnify and hold us harmless against any liability or obligation for GWBC-CA’s debts in accordance with the terms of an Indemnity Agreement and Amendment No.1 thereto (together, the “Indemnity Agreement”) each dated December 31, 2010, between Athena and the Buyers. As additional consideration for the Indemnity Agreement, we issued 2,500,000 shares of Athena common stock with a fair value of $675,000 to the Buyers. As a result, we recognized a gain of $320,232 on the disposition of GWBC-CA and recorded this as an increase in additional paid-in capital due to the related party nature of this transaction. As a result of this disposition, we no longer have any involvement in the craft brewing business.

The results of continuing operations were reduced by the revenue and costs associated with our craft brewing business which are included in loss from discontinued operations in our Consolidated Statements of Operations.

Operating results of discontinued operations were as follows:	Years Ended December 31,
	2010	2009
Discontinued Chico, California brewery operations:
Revenues - discontinued brewery operations	$—	$5,507
Expenses - discontinued brewery operations	—	(90,224)
Gain on sale of equipment – discontinued brewery operations	—	65,464
Net loss - discontinued brewery operations	—	(19,253)

Discontinued craft brewing operations:
Revenues – discontinued brewing operations	62,332	193,339
Expenses – discontinued brewing operations	(55,304)	(185,812)
Loss on sale of assets – discontinued brewing operations	(9,892)	—
Net (loss) income – discontinued brewing operations	(2,864)	7,527

Discontinued remaining brewing business:
Revenues – discontinued residual brewing operations	5,634	—
Expenses – discontinued residual brewing operations	(68,236)	(163,583)
Net loss – discontinued residual brewing operations	(62,602)	(163,583)

Net loss – discontinued operations	$(65,466)	$(175,309)

Assets and liabilities of discontinued operations held for sale consisted of the following:

	Years Ended December 31,
	2010	2009
Assets
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2009	$—	$11,104
Finished beer inventory	—	46,385
Assets of discontinued operations held for sale	$—	$57,489

Liabilities
Accounts payable	$—	$310,478
Accrued liabilities	—	132,577
Accrued liabilities – related parties	—	82,113
Short-term debt – non-affiliates	—	49,507
Short-term debt – related parties	—	474,609
Checks issued in excess of funds available	—	977
Liabilities of discontinued operations held for sale	$—	$1,050,261

4.

Investments:

Our investment in nonmarketable securities at December 31, 2010, consist of 3,000,000 common shares of Magellan Gold Corporation with a fair value of $7,500 and is classified as other assets in our Consolidated Balance Sheet.

Magellan Gold Corporation is a private mineral exploration company and our CEO, John C. Power, is also the CEO and sole director of Magellan Gold.

During 2009, we recognized $116,791 in gross realized gains and $30,742 gross realized losses from the sale of marketable equity trading securities for an $86,049 net gain on investments in marketable securities in our Consolidated Statements of Operations.

5.

Mining Rights and Mining Lease:

On March 15, 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which granted us a 20 year lease to develop and conduct mining operations on the Langtry Property (the “Property”), also with an option to purchase the Property.  The Langtry Lease superseded a Purchase Agreement entered into in December 2009.

During the term of the Lease, we have the exclusive right to develop and conduct mining operations on the Property.   The Property is currently in the exploration stage.  All future lease payments, exploration or development efforts and permitting applications on this property will require new equity capital or loans.

The following is a summary of the material provisions of the Langtry Lease:

•

The Lease commenced March 15, 2010, and has a term of 20 years expiring March 15, 2031.

•

Upon signing, the lessor was paid a $50,000 cash payment and received 220,000 common shares.

•

The Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an undiluted 1% equity interest in Athena as additional consideration for granting the Lease (an “Anti-dilution Provision”).

•

The Lease requires us to issue to the lessor, on March 15, 2011, 228,980 additional common shares so that the lessor retains an additional undiluted 1% interest in Athena as part of the first year lease rental payment in addition to the rental payments described below.

•

A second Anti-dilution Provision under the Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an additional undiluted 1% equity interest in Athena on those dates as lease rental payments in addition to the rental payments described below.

•

The Lease requires us to pay annual cash lease rental payments, in arrears, of $60,000 to $100,000 on March 15th of each year during the first five years of the Lease.

•

The Lease requires us to pay annual cash lease rental payments, in arrears, of $100,000 to $200,000 (or the market price of 10,000 to 20,000 troy ounces of silver, whichever is higher) on March 15th of each year during the final 15 years of the Lease (i.e. 2016 through 2031).

•

The lessor is entitled to a royalty of 3% of mineral production beginning in the sixth year of the Lease.

•

We also have an option to purchase the Langtry Property at any time for a purchase price of the greater of $9,000,000 or the market price of 450,000 troy ounces of silver.

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

During, 2010, we recognized $47,500 of lease rental expense under the $60,000 first year annual cash rental requirement.  Lease rental expenses are capitalized and included in mining rights in our Consolidated Balance Sheet.

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

6.

Assets and Liabilities Measured at Fair Value:

Financial assets and liabilities recorded at fair value in our Consolidated Balance Sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1— Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2— Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3— Inputs reflect management’s best estimates and assumptions of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis as of December 31, 2010 and 2009:

The fair values of our financial instruments, which include cash, accounts receivable, prepaid expenses, accounts payable, accrued liabilities and short-term debt – non-affiliates were estimated to be approximately their carrying value due to the immediate or short-term maturity of these financial instruments. We are unable to estimate the fair value of amounts due to related parties, including $44,950 of short-term debt, without incurring excessive costs because quoted market prices are not available, we have not developed the valuation model necessary to make these estimates, and the cost of obtaining independent valuations would be excessive.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis as of December 31, 2010 and 2009:

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. During 2010, we did not incur any fair value adjustments applicable to assets and liabilities measured at fair value on a nonrecurring basis.

During 2009, we evaluated the fair value of our assets held for sale and we recorded $7,601 of impairment expense applicable to our brewery equipment held for sale and $3,333 of additional amortization expense applicable to our intangible assets held for sale and these amounts are included in our loss from discontinued operations in our Consolidated Statements of Operations.

7. Debt:

Short-term Debt:

At December 31, 2010 and December 31, 2009, our debt was all short-term and consisted of the following:

	December 31,
	2010	2009
Short-term debt – non-affiliates:
Advances – non-affiliates	$—	$5,000

Short-term debt – related parties:
Advances – related parties	14,950	4,795
Notes payable – related parties	30,000	30,000
Total short-term debt – related parties	$44,950	$34,795

Short-term Debt – Non-affiliates:

On December 31, 2009, we received a $5,000 unsecured non-interest bearing advance from a non-affiliate investor and on January 29, 2010, we repaid this advance in full.

Short-term Debt – Related Parties:

Advances – related parties:

During the 2010 and 2009, John C. Power our CEO, and Power Curve, Inc. an entity controlled by Mr. Power, made short-term advances to us. These advances bear no interest, are uncollateralized and are due on demand. On November 10, 2010, $5,000 of these advances was converted into 50,000 common shares valued at $0.28 per share. Our advances payable to Mr. Power and Power Curve were $14,950 and $4,795, respectively, as of December 31, 2010 and 2009.

During 2010, John D. Gibbs, a significant investor, made uncollateralized, non-interest bearing advances to us totaling $20,000. On November 10, 2010, these advances were converted into 200,000 common shares with a fair value of $0.28 per share.

The fair value of our common shares on November 10, 2010, was $0.28 per share based on the closing price of our common stock.  Accordingly, we recorded a $14,000 increase in additional paid-in capital applicable to the issuance of 50,000 common shares to Mr. Power and we recorded a loss on issuance of our common shares for debt to Mr. Power in the amount of $9,000. We recorded a $56,000 increase in additional paid-in capital applicable to the issuance of 200,000 common shares to Mr. Gibbs and we recorded a loss on issuance of our common shares for debt to Mr. Gibbs in the amount of $36,000. These losses are included in loss on extinguishment of debt – related parties in our Consolidated Statements of Operations.

Notes payable – related parties:

Effective August 3, 2010, we entered into a loan from Mr. Gibbs, evidenced by a $25,000 unsecured promissory note. The promissory note bears interest at 6% per annum and is due December 31, 2011. We issued Mr. Gibbs 50,000 common shares with a fair value of $5,000 as a financing fee in connection with this loan. The financing fee was deferred and is being amortized on a straight-line basis, which approximates the effective interest method, over the life of the loan resulting in an effective interest rate of 20.1% per annum. At December 31, 2010, we owed $25,000 in principal under this note.

Effective June 30, 2010, we issued an unsecured promissory note in the principal amount of $25,000 to Mr. Gibbs evidencing borrowings in two tranches; the first in the amount of $17,000 on May 20, 2010, and the second in the amount of $8,000 on June 30, 2010. On November 10, 2010, we converted $20,000 of principal into 200,000 common shares valued at $0.28 per share. The promissory note bears interest at 6% per annum beginning on the funding date of each tranche and is due December 31, 2011. At December 31, 2010, we owed $5,000 in principal under this note.

Effective June 30, 2010, we issued a 6% unsecured promissory note, due December 31, 2011, in the principal amount of $25,000 to Mr. Power in satisfaction of an 8% secured promissory note with an outstanding principal balance of $10,000 due July 31, 2009, and $15,000 of non-interest bearing unsecured short-term advances payable to Mr. Power. On November 10, 2010, we converted the entire $25,000 principal amount owing under this note into 250,000 common shares valued at $0.28 per share.

On December 17, 2008, we issued a convertible note in the principal amount of $200,000 to Mr. Gibbs for cash advances made during 2008. The note accrued interest at the rate of 6% per annum, was due on December 31, 2009, and was collateralized by marketable securities held by GWBC-WA and 100% of Athena’s common stock of GWBC-WA.  The note was convertible into common shares at a conversion price equal to $0.10 per share. On June 15, 2009, we converted $83,250 of principal and $1,972 of accrued interest payable into 1,665,000 common shares valued at $66,600 or $0.04 per share. We recorded the $16,650 of forgiven debt and the $1,972 of forgiven accrued interest payable as capital contributions from a related party and included these amounts as an increase to our additional paid-in capital in our Consolidated Balance Sheets. This note had an outstanding balance of $30,000 on December 31, 2009, and was converted into 300,000 common shares, valued at $0.28 per share, on November 10, 2010.

The fair value of our common shares on November 10, 2010, was $0.28 per share based on the closing price of our common stock.  Accordingly, we recorded a $70,000 increase in additional paid-in capital applicable to the issuance of 250,000 common shares to Mr. Power and we recorded a loss on issuance of our common shares for debt to Mr. Power in the amount of $45,000. We recorded a $140,000 increase in additional paid-in capital applicable to the issuance of 500,000 common shares to Mr. Gibbs and we recorded a loss on issuance of our common shares for debt to Mr. Gibbs in the amount of $90,000. These losses are included in loss on extinguishment of debt – related parties in our Consolidated Statements of Operations.

Effective January 1, 2010, we issued a 2% unsecured promissory note, due on demand, in the principal amount of $10,000 to Mr. Power. On February 4, 2010, we paid this note in full.

On January 15, 2008, we issued a convertible note in the principal amount of $30,000 to Clifford L. Neuman, a significant investor and our general counsel, in satisfaction of a portion of our outstanding accounts payable to Mr. Neuman.  The note was unsecured, accrued interest at the rate of 8% per annum and was due on December 31, 2008. The note was convertible into common shares at a conversion price equal to $0.60 per share. On June 15, 2009, we converted the entire $30,000 principal balance and $70,000 of accounts payable owing to Mr. Neuman into 2,500,000 common shares valued at $100,000 or $0.04 per share. The outstanding principal balance on this loan was $0 as of December 31, 2010 and 2009.

On December 11, 2007 we entered into a Credit Agreement with five individual lenders, all affiliates, in the maximum principal amount of $350,000. Balances owed under the Credit Agreement were due December 31, 2008, accrued interest at 8% per annum and were collateralized by a senior lien and security interest in our tangible and intangible assets. Balances owed were convertible into our common shares at a conversion price equal to 75% of the market price of our common stock on the trading day immediately preceding the conversion date, but in no event was the conversion price to be greater than $1.00 per share or less than $0.25 per share.  On June 15, 2009, we converted the entire principal balance owing and related accrued interest payable of $343,000 and 31,074, respectively, into 6,860,000 common shares valued at $274,400 or $0.04 per share. We recorded the $68,600 of forgiven debt and the $31,074 of forgiven accrued interest payable as capital contributions from related parties and included these amounts as an increase to our additional paid-in capital in our Consolidated Balance Sheets. This note had an outstanding balance of $0 on December 31, 2010 and 2009.

Advances from related parties and notes payable to related parties are reflected in short-term debt – related parties in our Consolidated Balance Sheets.

Deferred Financing Costs:

Our deferred financing costs were $3,537 net of $1,463 in accumulated amortization as of December 31, 2010 and were $0 at December 31, 2009.

During 2010, we recognized $1,463 of deferred financing costs amortization applicable to our August 3, 2010, promissory note to Mr. Gibbs. During 2009, we recognized a total of $84,922 of deferred financing costs amortization; $69,812 was applicable to our convertible debentures held by Mr. Gibbs and $15,110 was applicable to convertible debentures held by Mr. Neuman.

Interest Expense:

During 2010 and 2009, we incurred total interest expense of $55,201 and $73,929, respectively. Interest expense during these periods applicable to discontinued operations was $51,814 and $63,072, respectively, and is included in net loss from discontinued operations in our Consolidated Statements of Operations. Interest expense from continuing operations was $3,387 and $ 10,857 during 2010 and 2009, respectively.

Short-term Debt Held for Sale:

At December 31, 2009, our debt held for sale was all short-term and was included in liabilities of discontinued operations held for sale in our Consolidated Balance Sheet. We did not have any liabilities of discontinued operations held for sale as of December 31, 2010. Our short-term debt held for sale consisted of the following:

	December 31,
	2010	2009
Short-term debt held for sale – non-affiliates:
Lines of credit held for sale – non-affiliates	$—	$23,421
Notes payable held for sale – non-affiliates	—	26,086
Total short-term debt held for sale – non-affiliates	$—	$49,507

Short-term debt held for sale – related parties:
Advances held for sale – related parties	$—	45,146
Notes payable held for sale – related parties	—	429,463
Total short-term debt held for sale – related parties	$—	$474,609

Short-term Debt Held for Sale – Non-affiliates

Lines of credit held for sale – non-affiliates:

As part of the purchase of Butte Creek on August 31, 2005, we assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14%. The card is uncollateralized and is guaranteed by Tom Atmore, Butte Creek’s Managing Member and our former general manager. On December 31, 2010, we sold our 100% equity interest in GWBC-CA which included a balance owing of $22,536 on this loan. The outstanding balance on this line of credit, included in liabilities of discontinued operations held for sale, was $0 and $23,241 as of December 31, 2010 and 2009, respectively.

As part of the purchase of Butte Creek on August 31, 2005, we assumed a $15,400 line of credit on a Butte Creek credit card with Bank of America (formerly MBNA) with an interest at the rate of 28%. The debt on the credit card was uncollateralized but guaranteed by Tom Atmore. In 2009, the lender agreed to a cash payment of $2,000 as payment in full and forgave the remaining balance of $7,193 and this amount of debt forgiveness is included in loss from discontinued operations in our Consolidated Statements of Operations. The outstanding balance on this line of credit was $0 as of December 31, 2010 and 2009.

Notes payable held for sale – non-affiliates:

On August 31, 2005, as part of the acquisition of Butte Creek, we assumed a liability for past due rent of $17,950.  In 2007, the past due rent was converted to an uncollateralized demand note bearing interest at 12% per annum from the landlord and was due on November 1, 2008.  On December 31, 2010, we sold our 100% equity interest in GWBC-CA which included a principal balance owing of $17,950 on this loan. The outstanding principal balance on this loan, included in liabilities of discontinued operations held for sale, was $0 and $17,950 as of December 31, 2010 and 2009, respectively.

On August 31, 2005, as part of the acquisition of Butte Creek, we assumed an $8,136 note payable to a member of Butte Creek.  This note bears interest at 9% per annum, is uncollateralized and is due upon demand. On December 31, 2010, we sold our 100% equity interest in GWBC-CA which included a principal balance owing of $8,136 on this loan. The outstanding principal balance on this loan, included in liabilities of discontinued operations held for sale, was $0 and $8,136 as of December 31, 2010 and 2009, respectively.

Short-term Debt Held for Sale – Related Parties:

Advances held for sale – related parties:

During the 2010 and 2009, Mr. Power and Power Curve made short-term advances to GWBC-CA and its subsidiary BCB. These advances bore no interest, were uncollateralized and were due on demand.  On December 31, 2010, we sold our 100% equity interest in GWBC-CA which included an advance receivable balance from Mr. Power of $4,250 as a result of repayments in excess of advances owed during 2010. Our advances payable to Mr. Power and Power Curve, included in liabilities of discontinued operations held for sale, were $0 and $44,250 as of December 31, 2010 and 2009, respectively.

On December 31, 2009, we owed Tom Atmore $896 in uncollateralized, non-interest bearing advances payable and these too, were included in the sale of our 100% equity interest in GWBC-CA on December 31, 2010.

Notes payable held for sale – related parties:

On April 28, 2009, GWBC-CA’s subsidiary, BCB, entered into a $24,000 loan evidenced by a promissory note to Mr. Power.  The note was originally due on July 31, 2009, and has since been restructured as demand note. The note bore interest at the rate of 15% per annum and was collateralized by GWBC-CA’s accounts receivable. On June 30, 2010, the $10,000 principal owing under this note was satisfied in full by the issuance of a new 6%, unsecured promissory note, due December 31, 2011, to Mr. Power as described in Notes payable – related parties above. The outstanding principal balance on this loan, included in liabilities of discontinued operations held for sale, was $0 and $10,000 as of December 31, 2010 and 2009, respectively.

On April 28, 2009, GWBC-CA’s subsidiary, BCB, entered into a $24,000 loan evidenced by a promissory note to Mr. Neuman.  The note was originally due on July 31, 2009, and has since been restructured as demand note. The note bears interest at the rate of 15% per annum, is collateralized by GWBC-CA’s accounts receivable and is further secured by the personal guaranty of Mr. Power. During 2010, we repaid $10,000 principal on this note and on December 31, 2010, we sold our 100% equity interest in GWBC-CA which included a principal balance owing of $9,000 on this loan.  The outstanding principal balance on this loan, included in liabilities of discontinued operations held for sale, was $0 and $19,000 as of December 31, 2010 and 2009, respectively.

On December 31, 2006, GWBC-CA converted advances payable of $155,000 from Power Curve into collateralized debt. The note bears interest at 8% per annum and was due on December 31, 2008. The note is collateralized by all of the tangible and intangible assets of GWBC-CA but the collateral is junior to all prior perfected liens against those assets. On December 31, 2010, we sold our 100% equity interest in GWBC-CA which included a principal balance owing of $100,000 on this loan.  The outstanding principal balance on this loan, included in liabilities of discontinued operations held for sale, was $0 and $100,000 as of December 31, 2010 and 2009, respectively.

During 2007, GWBC-CA entered into a loan from an entity controlled by Mr. Power evidenced by a $100,000 unsecured promissory note. The promissory note bears interest at 12% per annum and is due on demand. On June 15, 2009, we converted $42,819 of principal owing under this note into 1,070,475 common shares with a fair value of $42,819 or $0.04 per share. During 2009, the note holder waved and forgave $21,000 of accrued interest applicable to this note and we recorded this as a capital contribution by a related party and included this amount as an increase to additional paid-in capital in our Consolidated Balance Sheet. During 2009 and 2010, we repaid $5,000 and $16,750, respectively, of principal on this note and on December 31, 2010, we sold our 100% equity interest in GWBC-CA which included a principal balance owing of $35,431 on this loan.  The outstanding principal balance on this loan, included in liabilities of discontinued operations held for sale, was $0 and $52,181 as of December 31, 2010 and 2009, respectively.

On December 30, 2005, Mr. Power and Power Curve converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. The notes bear interest at 9%, matured on December 31, 2008, and are collateralized by a security interest covering all of GWBC-CA’s tangible and intangible assets but the collateral is junior to all prior perfected liens against those assets. On December 31, 2010, we sold our 100% equity interest in GWBC-CA which included a principal balance owing of $156,282 on the loan from Mr. Power and a $90,000 principal balance owing on the loan from Power Curve.  The total outstanding principal balance on these loans, included in liabilities of discontinued operations held for sale, was $0 and $246,282 as of December 31, 2010 and 2009, respectively.

On September 9, 2005, GWBC-CA borrowed $50,000 from Power Curve as evidenced by a secured promissory note due September 9, 2008. The note bore interest at 9% per annum and was collateralized by all of the tangible and intangible assets of GWBC-CA. The total outstanding principal balance on this loan, included in liabilities of discontinued operations held for sale, was $0 and $2,000 as of December 31, 2010 and 2009, respectively.

8.

Commitments and Contingencies:

Under the Langtry Lease, we declared our intention to expend a minimum of $2,000,000 in permitting and other preproduction costs prior to March 15, 2015. If we fail to make these expenditures we will be deemed to be in breach of the Lease and the lessor will have the option to terminate the Lease by giving us 30 days written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the lease term by giving the lessor 30 days written notice of termination on or before February 15th of each year.

9.

Stockholders’ Equity (Deficit):

2010 Transactions:

On December 31, 2010, we issued an aggregate of 2,500,000 common shares valued at $0.27 per share to two related parties in consideration for an Indemnity Agreement as more fully described in Note 3.

On November 15, 2010, we issued an aggregate of 46,500 common shares valued at $0.30 per share to two non-affiliates in satisfaction of $4,650 of accounts payable. As a result, we recorded a $2,000 increase in mining rights applicable to 10,000 shares issued and a $7,300 increase in general and administrative expense applicable to 36,500 shares issued.

On November 10, 2010, we issued an aggregate of 2,750,000 common shares at a purchase price of $0.10 per share in consideration for $275,000 in cash from two non-affiliates and two related parties. We also issued 1,000,000 common shares valued at $0.28 per share in satisfaction of $100,000 of debt owed to two related parties and recognized a $180,000 loss on extinguishment of debt – related parties. See also Note 7.

On August 30, 2010, we issued an aggregate of 200,000 common shares valued at $0.10 per share to two non-affiliates in satisfaction of $20,000 of accounts payable.

On August 20, 2010, we issued 625,000 common shares valued at $0.10 per share to Clifford L. Neuman, our general counsel and significant investor, in satisfaction of $62,500 of accounts payable.

On August 3, 2010 we issued 50,000 common shares valued at $0.10 per share to a Mr. Gibbs as consideration for deferred financing costs applicable to a $25,000 loan. See also Note 7.

On March 15, 2010, we issued 220,000 common shares valued at $0.32 per share, or $70,400, as partial consideration for our acquisition of mining rights applicable to the Langtry Property and we capitalized this amount as mining rights in our Consolidated Balance Sheet. In addition, on March 15, 2010, we became obligated to issue the lessor of the Langtry Property 228,980 common shares as partial consideration for the first year lease rental payment. On March 15, 2010, we also incurred a contingent obligation to issue additional common shares to the lessor on March 15th of each year 2011 through 2015, so that the lessor retains an undiluted 2% equity interest in Athena as additional consideration under the Lease.

Between January 29, 2010 and April 7, 2010, we completed the sale of an aggregate of 2,000,000 common shares to two related parties and six non-affiliate shareholders, at a purchase price of $0.10 per share in consideration for $200,000 in cash.

2009 Transactions:

On June 15, 2009, we issued 1,750,000 common shares valued at $0.04 per share in satisfaction of $70,000 of accounts payable to Mr. Neuman. See also Note 7.

On June 15, 2009, we issued an aggregate of 10,345,475 common shares valued at $0.04 per share, or $413,819, in satisfaction of $499,069 of debt and $54,046 of accrued interest payable to related parties. We recognized a $139,296 gain on forgiveness of debt and accrued interest payable as an increase to additional paid-in capital due to the related party nature of this transaction. See also Note 7.

On September 4, 2007, Shana Capital Ltd. (“Shana Capital”) and Webquest, Inc. (“Webquest”), each a significant investor, converted $225,000 of debt into 300,000 shares of our Series A Convertible Preferred Stock (the “Series A Preferred Stock”), at a conversion price of $0.75 per share.

On June 15, 2009, we agreed to lower the conversion price of our Series A Convertible Preferred Stock from $0.75 per share to $0.05 per share.  Both Shana Capital and Webquest agreed to convert their Series A Preferred Stock into an aggregate of 4,500,000 common shares at the revised conversion price. The market value of the 4,200,000 additional common shares issued as an inducement to convert was $168,000 or $0.04 per common share and this amount (less $420 par value) was recorded as an increase to additional paid-in capital. The $168,000 loss associated with issuing the additional 4,200,000 common shares was recorded as a decrease to additional paid-in capital due to the related party nature of this transaction, resulting in a $420 net decrease to additional paid-in capital.

On June 15, 2009, Shana Capital and Webquest agreed to forgive a total of $24,582 of accrued preferred dividends payable and this amount was accounted for as an increase to additional paid-in capital due to the related party nature of this transaction.

10.       Share-based Compensation:

2004 Equity Incentive Plan:

Our 2004 Equity Incentive Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct proprietary interest in our operations and future success. Our Board of Directors currently administers the plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the plan should be interpreted, whether to amend or terminate the plan and whether to delegate administration of the plan to a committee. A maximum of 500,000 common shares are subject to the plan. The plan provides for the grant of stock options, stock appreciation rights, or shares of stock. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The plan will terminate on December 10, 2014, unless the administrator terminates the plan earlier. As of December 31, 2010, 375,000 common shares were available for grant under the plan.

Share-based Compensation Expense

Our share-based compensation expense is based on the value of the portion of share-based payment awards that are ultimately expected to vest and is included in general and administrative expense in our Consolidated Statements of Operations. Our shared-based compensation expense and was $0 and $4,126 for 2010 and 2009, respectively.

Stock Options

Stock option awards are granted with an exercise price equal to the market price of our stock at the date of grant and are valued on the grant date using the Black-Scholes-Merton option-pricing model. All of our stock options that were outstanding during 2010 and 2009 were granted in 2006 using the following assumptions:

Risk-free interest rate	4.9%
Expected dividend yield rate	0.0%
Expected term	6.4 years
Expected volatility	75.0%

On December 31, 2010 and 2009, there were 125,000 fully vested stock options outstanding with an exercise price of $0.50 per share. 75,000 of these options expire on August 8, 2011, and 50,000 expire on December 31, 2012, resulting in a weighted average contractual life remaining of 1.2 years at December 31, 2010. During 2010, no stock options were granted, exercised, forfeited or expired. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2010, was $0. At December 31, 2010, there was no unrecognized compensation expense related to outstanding options. Option exercises, if any will be satisfied with newly issued shares.

11.     Income Taxes

Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for the years 2010 and 2009 are as follows:

	Years Ended December 31,
	2010	2009
Expected federal income tax benefit at statutory rate	$208,165		$96,158
State taxes	21,429		9,899
Change in valuation allowance	(229,594)		(106,057)
Income tax benefit	$—	$$	—

Our gross net operating loss carry-forwards (“NOLs”) for federal tax purposes are $4,207,374 as of December 31, 2010, to offset future taxable income. These NOLs expire on various dates through 2030.

Our deferred tax assets as of December 31, 2010 and 2009 are summarized as follows:

	December 31,
	2010		2009
Net operating loss	$$	1,577,765	$1,374,246
Valuation allowance		(1,577,765)	(1,374,246)
Net deferred tax assets	$$	—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have provided a valuation allowance of 100% of our net deferred tax asset due to the uncertainty of generating future profits that would allow us to realize our deferred tax assets. During 2010, our valuation allowance increased by $203,519.

12. Related Party Transactions:

Short-term Debt:

During 2010 and 2009, we borrowed $114,012 and $244,275, respectively, and repaid $132,357 and $202,655, respectively, in non-interest bearing advances from/to John C. Power, our CEO, and an entity controlled by Mr. Power. As more fully described in Note 7, on November 10, 2010, we converted $5,000 of these advances into 50,000 common shares; on June 30, 2010, we converted $15,000 of advances into notes payable; and on December 31, 2010, we sold our $4,250 advances receivable balance from Mr. Power in connection with our sale of GWBC-CA.

During 2010, we borrowed $20,000 in non-interest bearing advances from John D. Gibbs, a significant investor, and on November 10, 2010, we converted this amount into 200,000 common shares as more fully described in Note 7.

During 2010, we sold $896 in advances payable to Tom Atmore, our former general manager, in connection with our sale of GWBC-CA. See also Note 7.

During 2010 and 2009, we borrowed $10,000 and $30,500, respectively, and repaid $28,750 and $156,800, respectively, under notes payable to Mr. Power and an entity controlled by Mr. Power. On November 10, 2010, we converted $25,000 of these notes into 250,000 common shares and on December 31, 2010, we sold $381,713 of notes payable to Mr. Power as part of our sale of GWBC-CA. During 2009, we converted $122,819 of these notes into 3,070,475 common shares and Mr. Power forgave $20,000 of notes payable. See also Note 7.

During 2010 and 2009, we borrowed $50,000 and $0, respectively, and repaid $0 and $86,750, respectively, under notes payable to Mr. Gibbs. On November 10, 2010, we converted $50,000 of these notes into 500,000 common shares.  During 2009, we converted $206,600 of these notes into 5,165,000 common shares and Mr. Gibbs forgave $51,650 of notes payable. See also Note 7.

During 2010 and 2009, we borrowed $0 and $54,000, respectively, and repaid $10,000 and $5,000, respectively, under notes payable to Clifford L. Neuman, our general counsel and a significant investor. On December 31, 2010, we sold $9,000 of these notes in connection with our sale of GWBC-CA. During 2009, we converted $54,000 of these notes into 1,350,000 common shares and Mr. Neuman forgave $6,000 of notes payable. See also Note 7.

During 2009, we repaid $11,054 under notes payable to Brian Power, a Director.

During 2009, we converted $30,400 of notes payable to Shana Capital, a significant investor, into 760,000 common shares and Shana Capital forgave $7,600 of notes payable. See also Note 7.

At December 31, 2010 and 2009, our short-term debt payable to related parties was as follows:

	Years Ended December 31,
	2010	2009

John C. Power (1)	—	459,508
John D. Gibbs	49,950	30,000
Clifford L. Neuman	—	19,000
Tom Atmore	—	896
	$49,950	$509,404

(1)

Includes entities controlled by John C. Power

Interest Expense and Interest Payable:

During 2010 and 2009, we incurred interest expense to related parties in the following amounts:

	Years Ended December 31,
	2010	2009
John C. Power (1)	$36,336	$41,588
John D. Gibbs	2,849	8,418
Clifford L. Neuman	2,646	2,700
Brian Power	—	249
Shana Capital	—	760
	$41,831	$53,715

(1)

Includes entities controlled by John C. Power

During 2010 and 2009, we made interest payments to related parties in the following amounts:

	Years Ended December 31,
	2010	2009

John C. Power (1)	$—	$2,250
John D. Gibbs	—	1,972
Clifford L. Neuman	—	—
Brian Power	—	1,440
Shana Capital	—	—
	$—	$5,662

(1)

Includes entities controlled by John C. Power

During 2010 and 2009, related parties forgave interest payable as follows:

	Years Ended December 31,
	2010	2009
John C. Power (1)	$—	$45,809
John D. Gibbs	—	19,055
Clifford L. Neuman	—	2,718
Shana Capital	—	3,443
	$—	$71,025

(1)

Includes entities controlled by John C. Power

At December 31, 2010 and 2009, our accrued interest payable to related parties was as follows:

	Years Ended December 31,
	2010	2009

John C. Power (1)	$538	$82,513
John D. Gibbs	4,167	1,318
Clifford L. Neuman	—	2,100
	$4,705	$85,931

(1)

Includes entities controlled by John C. Power

At December 31, 2010 and 2009, accrued interest payable to related parties of $4,705 and $1,318, respectively, was included in accrued liabilities – related parties in our Consolidated Balance Sheets. At December 31, 2010 and 2009, accrued interest payable to related parties of $0 and $84,613, respectively, was included in liabilities of discontinued operations held for sale in our Consolidated Balance Sheets.

Legal Fees:

During 2010 and 2009, we incurred $76,454 and $41,638, respectively, of legal fees to Mr. Neuman, our general counsel. These amounts are included in general and administrative expense in our Consolidated Statements of Operations. At December 31, 2010 and 2009, we owed Mr. Neuman $23,835 and $9,881, respectively, and these amounts are included in accounts payable – related parties in our Consolidated Balance Sheets.

Accounts Payable – Related Parties:

In addition to the $23,835 of legal fees payable to Mr. Neuman mentioned above, we owed Mr. Power $2,098 at December 31, 2010, and these amounts are included in accounts payable – related parties in our Consolidated Balance Sheet.  Accounts payable – related parties was $0 at December 31, 2009.

Equity Transactions:

In addition to the common shares issued to related parties for conversion of short-term debt transactions described above, the following related party equity transactions occurred during 2010 and 2009.

On December 31, 2010, we issued 1,250,000 common shares to each of Mr. Power and Mr. Gibbs valued at $0.27 per share in consideration for an Indemnity Agreement. See also Notes 3 and 9.

On November 12, 2010, we issued 2,050,000 common shares at $0.10 per share for total cash proceeds of $205,000 to Mr. Gibbs. See also Note 9.

On August 20, 2010, we issued 625,000 common shares valued at $0.10 per share to Mr. Neuman in satisfaction of $62,500 of accounts payable. See also Note 9.

On August 3, 2010, we issued 50,000 common shares valued at $0.10 per share to Mr. Gibbs in satisfaction of $5,000 of loan fees as more fully described in Notes 7 and 9.

During the period January 29, 2010 through April 8, 2010, we issued 422,500 common shares at $0.10 per share for total cash proceeds of $42,250 to Mr. Power. See also Note 9.

During the period January 29, 2010 through April 8, 2010, we issued 1,172,500 common shares at $0.10 per share for total cash proceeds of $117,250 to Mr. Gibbs. See also Note 9.

On June 15, 2009, we issued 1,750,000 common shares at $0.04 per share to Mr. Neuman in satisfaction of accounts payable. See also Note 9.

On June 15, 2009, we issued 4,500,000 common shares to Shana Capital and Webquest for the conversion of their Series A Convertible Preferred Stock as more fully described in Note 9.

Sale of GWBC-CA:

As further described in Notes 3 and 9, on December 31, 2010, we sold our 100% equity interest in GWBC-CA to Mr. Power and Mr. Gibbs for $100 cash and an Indemnity Agreement. As additional consideration for the Indemnity Agreement, we issued 2,500,000 common shares with a fair value of $675,000 to Mr. Power and Mr. Gibbs.

Magellan Gold Corporation:

Magellan is a company under common control. Mr. Power is also a director and CEO of Magellan and Mr. Gibbs is a significant investor in both Athena and Magellan. Athena and Magellan are both exploration stage companies involved in the business of acquisition and exploration of mineral resources. The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Athena and Magellan been autonomous.

13.

Subsequent Events:

On January 1, 2011 we entered into a month-to-month management agreement with John C. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day to day management of Athena.

On March 15, 2011 we paid $60,000 cash and issued 375,337 common shares as required under our annual renewal of our Langtry mining lease agreement.

On March 23, 2011, we sold 2,430,000 common shares at $0.25 per share for gross proceeds of $607,500. After expenses of the offering, we expect to realize approximately $550,000 in net cash proceeds. A related party purchased 1,000,000 of the shares in this private offering.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective March 2, 2011, the Board of Directors acting as an Audit Committee which has not been separately appointed, dismissed Schumacher & Associates, Inc., as independent auditors of Athena Silver Corporation (the “Company”).  In the period from Schumacher & Associates, Inc.’s appointment in 2004 until March 2, 2011 (the date of dismissal), there were no disagreements with Schumacher & Associates, Inc. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Schumacher & Associates, Inc., would have caused Schumacher & Associates, Inc. to make reference to the matter in its report on the Company’s financial statements; and there were no reportable events as defined in Item 304(a) (1) of Regulation S-K.  Schumacher & Associates, Inc., issued audit reports on our financial statements as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 which reports each included an explanatory paragraph concerning the Company’s ability to continue as a going concern

Effective March 2, 2011, the Company's Board of Directors, acting as an Audit Committee which has not been separately appointed, approved the appointment of MaloneBailey, LLP to serve as the Company's independent registered public accounting firm to audit the Company's financial statements as of and for the year ended December 31, 2010.  Prior to its engagement as the Company's independent registered public accounting firm , the Company had not consulted MaloneBailey, LLP with respect to the application of accounting principles to specific transactions or the type of audit opinion that might be rendered on the Company's financial statements. The engagement of MaloneBailey, LLP was effective on March 1, 2011.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, we have determined that material weaknesses in internal control over financial reporting related to the operating effectiveness of internal control over financial reporting, and specifically in relation to our accounting for forgiveness of related party debt, existed as of December 31, 2010. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective to reasonably ensure that information required to be disclosed is included in the reports that we file with the SEC.

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

Our management, with the participation of our CEO, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, our management, with the participation of the CEO, has determined that we did not maintain effective internal control over financial reporting as of December 31, 2010. In connection with the preparation of our Annual Report on Form 10-K, we identified certain accounting errors that led us to conclude that our internal control over financial reporting was not operating effectively as of December 31, 2010.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment, management identified the following material weaknesses: (1) our controls over the accounting for non-recurring complex accounting transactions were not operating effectively to ensure that all such transactions were properly accounted for and disclosed in accordance with GAAP. This material weakness resulted in the restatement of the Company's consolidated financial statements for the year ended December 31, 2008.

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

Management believes we now have sufficient human resources that collectively possess a strong background, experience and expertise related to accounting, SEC reporting and other finance functions. However, due to the material weaknesses in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and as described in this Item 9A, and the fact that the significant scope and timing of these remediation steps did not permit observation over an appropriate period of time for us to adequately test their effectiveness, our disclosure controls and procedures were not effective as of December 31, 2010 to assure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the periods specified in the SEC's rules.

Notwithstanding the existence of these material weaknesses in internal control, we believe that the consolidated financial statements fairly present, in all material respects, our consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009 in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described above, as of the end of the period covered by this report, there have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

       Our executive officers, key employees and directors and their respective ages and positions are set forth below:

Name	Age	Position

John C. Power(1)	48	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Secretary and Director

Brian Power(1)	45	Director

________________________________

(1)   John C. Power and Brian Power are brothers.

John C. Power, age 48, has been a director of the Company since its inception in December 2003 and Chief Financial Officer since March 2005.  He has served as President from December 2005 to December 2007 and from January 2009 to the present and as Secretary since January, 2007.

From March 2010 to present, Mr. Power has severed as co-Managing Member of Ryan Air a private California holding company that buys and sells antique airplanes. From September 2008 to the present, Mr. Power has served as an officer and director of Hungry Hunter, Inc. a private California-based restaurant enterprise.  From March 2008 until February 2010, Mr. Power served as a director of Reserve Energy Corporation, a small private oil and gas exploration and production company.  Mr. Power has been President and Director of Alta California Broadcasting, Inc. which operates local market radio stations since December 1993; and President and Director of Four Rivers Broadcasting, Inc., also a radio broadcaster since May 1997. He is Co-Managing Member of Wyoming Resorts, LLC, which owns and operates an historic hotel in Thermopolis, Wyoming since June 1997; was Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway

Resorts, LLC, (from May 2002 until 2005); and was Managing Member of Yellowstone Gateway Resorts, LLC, which owned and operated the Gallatin Gateway Inn, (from May 2002 until 2005). On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee.  Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11. He also serves as President of Power Curve, Inc., a private investment company (since 1986), Managing Member of Sea Ranch Lodge and Village, LLC, which owned and operated the Sea Ranch Lodge until July 2005 in Sonoma County, California, (since December 1997), and Managing Member of Best of Sea Ranch, LLC, which owns a 50% interest in Sea Ranch Escapes which is involved in home rentals at the Sea Ranch (since December 2004).  Mr. Power attended Occidental College and University of California at Davis.

Brian Power, age 45, was CEO, President and Director of the Company since its inception in December 2003.  He resigned as President and CEO in December 2005. He has been President and Director from February 1997 to the present of Lone Oak Vineyards, Inc., a California real estate investment company.  From October 1998 to present, he has been founder and managing member of Spirit of Adventure, LLC, formed to develop deep ocean exploration technologies and design and build high technology-based manned submersibles.  From February 2002 to present, he has been founder and managing member of West Indies Investments, LLC, a company that sponsors tourist excursions in Providenciales, Turks and Caicos Islands, and the British West Indies.  He has been Director of Snuba, Inc. from 1996 to present, a licensor of and manufacturer of patented dive apparatus.  From September 1996 to April 2002, he was a Director of Combined Penny Stock Fund, Inc., a registered closed-end investment management company regulated under the Investment Company Act of 1940; and from May 2000 to December 2001, served as managing member of Binghampton Meadows, LLC, a single purpose real estate development entity located in Solano County, California.  Mr. Power attended Solano Community College and the University of California at Davis.

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

We have adopted a Code of Ethics applicable to our directors and executive officers.  That Code of Ethics can be viewed at the SEC website: www.sec.gov.  We plan to provide a link to the Code of Ethics on our website located at www.athenasilver.com.  We will provide a copy of the Code of Ethics upon written request to the Company.

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

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders except for Mr. Gibbs who failed to file three reports covering three transactions in a timely fashion; Mr. Power who failed to file three reports covering two transactions in a timely fashion; and, Mr. Neuman who failed to file one report in a timely fashion.  In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 11.        EXECUTIVE COMPENSATION

The following table and discussions summarize all plan and non-plan compensation earned by or paid to our chief executive officer for our last three completed fiscal years.  No executive officer received total annual salary and bonus of at least $100,000 during those periods.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John C. Power, CEO, CFO	2010	- 0 -	- 0 -	-	-	-	-	- 0 -	- 0 -
John C. Power, CEO, CFO	2009	- 0 -	- 0 -	-	-	-	-	-	- 0 -
John C. Power, CEO	2008	- 0 -	- 0 -	-	- -	- -	-	-	- 0 -
Mark Simpson, Pres.	2008	(1)	-0-	12,000 (2)	-	-	-	-	12,000

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

2004 Equity Incentive Plan

On December 10, 2004, we adopted our 2004 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  Under the Equity Incentive Plan, our employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or shares of stock.  As required by Section 422 of the Internal Revenue Code of 1986, as amended, the aggregate fair market value of our common stock underlying incentive stock options granted to an employee exercisable for the first time in any calendar year may not exceed $100,000.  The foregoing limitation does not apply to non-qualified options.  The exercise price of an incentive option may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  The same limitation does not apply to non-qualified options.  An option is not transferable, except by will or the laws of descent and distribution.  If the employment of an optionee terminates for any reason, (other than for cause, or by reason of death, disability or retirement), the optionee may exercise his options within a 90-day period following such termination to the extent he was entitled to exercise such options at the date of termination.  A maximum of 500,000 shares of our common stock are subject to the Equity Incentive Plan.  As of the date of this Form 10-K, no options, stock appreciation rights or bonus stock have been granted under the Equity Incentive Plan during 2010. The purpose of the Equity Incentive Plan is to provide employees, including our officers and employee directors, and non-employee consultants and advisors, with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.

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

Director Compensation

Under our Equity Incentive Plan, each of our directors and officers is eligible to receive options to purchase shares of our common stock.  In 2006, we granted Brian Power options to purchase 50,000 shares of common stock at an exercise price of $0.50 per share. We plan to make annual grants to directors in the future, but the basis of such grants has not yet been established.

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

The table shows the number of shares owned as of March 31,, 2011 and the percentage of outstanding common stock owned as of March 31, 2011.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of outstanding common shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	12,327,000	(4)	38.29%

John C. Power Post Office Box 114 Sea Ranch, CA 95497	4,605,500	(5)	14.30%

Brian Power	150,000	(6)	0.47%

Clifford Neuman 1507 Pine Street Boulder, CO	3,371,191		10.47%

All officers and directors as a group (two persons)	4,755,500		14.75%

(1)	Unless otherwise stated, address is c/o Brian Power, 2010A Harbison Drive # 312, Vacaville, CA 95687.

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

(3)	Shares and percentages beneficially owned are based upon 32,196,837 shares outstanding on March 31, 2011.

(4)

Includes 4,665,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder and includes 500,000 shares owned by Redwood MicroCap Fund, Inc., of which John D. Gibbs is President and controlling shareholder.

(5)

Additionally, there are 20,000 shares of common stock owned by John Power as custodian for Robert Henry Josiah Power, a minor.  Mr. Power disclaims any pecuniary interest in the shares held as custodian.

(6)	Includes 50,000 shares that may be acquired under stock option plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions:

On December 31, 2010, we sold our 100% equity interest in Great West Brewing Company (“GWBC-CA”) to John C. Power, our CEO and John D. Gibbs, a significant investor, for $100 cash and an Indemnity Agreement. As additional consideration for the Indemnity Agreement, we issued 2,500,000 common shares with a fair value of $675,000 to Mr. Power and Mr. Gibbs.

During 2010, we purchased 3,000,000 shares of Magellan Gold Corporation for $7,500. Magellan is a company under common control. Mr. Power is also a director and CEO of Magellan and Mr. Gibbs is a significant investor in both Athena and Magellan. Athena and Magellan are both exploration stage companies involved in the business of acquisition and exploration of mineral resources. The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Athena and Magellan been autonomous.

During 2010 and 2009, we incurred $76,454 and $41,638, respectively, of legal fees to Clifford L. Neuman, our general counsel and significant investor.

Indebtedness:

We have received a number of short-term loans from Mr. Power, Mr. Gibbs, Mr. Neuman and Brian Power, a director. The funds received from these loans have been used by us as general working capital as we pursue our plan of operation. A summary of the amounts owed to related parties is provided below:

Advances payable:

During 2010 and 2009, we have received a number of non-interest bearing advances from related parties as summarized below:

	Year Ended December 31, 2010
	Borrowings	Repayments	Balance Outstanding

John C. Power (1)	$114,012	$132,357	$14,950
John D. Gibbs	20,000	20,000	—

	Year Ended December 31, 2009
	Borrowings	Repayments	Balance Outstanding

John C. Power (1)	$244,275	$202,655	$49,045

On November 10, 2010, we converted $5,000 of advances from Mr. Power into 50,000 common shares; on June 30, 2010, we converted $15,000 of advances from Mr. Power into notes payable; and on December 31, 2010, we sold our $4,250 advances receivable balance from Mr. Power in connection with our sale of GWBC-CA.

On November 10, 2010, we converted $20,000 of advances payable to Mr. Gibbs into 200,000 common shares.

Short-term notes payable:

Short-term notes payable to related parties are summarized below:

	Year Ended December 31, 2010
	Largest Balance Outstanding	Principal Paid	Balance Outstanding

John C. Power (1)	$410,463	$28,750	$—
John D. Gibbs	80,000	—	30,000
Clifford L. Neuman	19,000	10,000	—

(1)

Includes entities controlled by John C. Power

	Year Ended December 31, 2009
	Largest Balance Outstanding	Principal Paid	Balance Outstanding

John C. Power (1)	$555,000	$156,800	$410,463
John D. Gibbs	375,000	86,750	30,000
Clifford L. Neuman	30,000	10,000	19,000
Brian Power	11,054	11,054	—

(1)

Includes entities controlled by John C. Power

Interest Payable:

Interest payable to related parties is summarized below:

	Year Ended December 31, 2010
	Interest Expense	Interest Paid	Balance Outstanding

John C. Power (1)	$36,336	$—	$538
John D. Gibbs	2,849	—	4,167
Clifford L. Neuman	2,646	—	—

(1)

Includes entities controlled by John C. Power

	Year Ended December 31, 2009
	Interest Expense	Interest Paid	Balance Outstanding

John C. Power (1)	$41,588	$2,250	$82,513
John D. Gibbs	8,418	1,972	1,318
Clifford L. Neuman	2,700	—	2,100

(1)

Includes entities controlled by John C. Power

During 2010 and 2009, we borrowed $10,000 and $30,500, respectively, and repaid $28,750 and $156,800, respectively, under notes payable to Mr. Power and an entity controlled by Mr. Power. On November 10, 2010, we converted $25,000 of these notes into 250,000 common shares and on December 31, 2010, we sold $381,713 of notes payable to Mr. Power as part of our sale of GWBC-CA. During 2009, we converted $122,819 of these notes into 3,070,475 common shares and Mr. Power forgave $20,000 of notes payable.

During 2010 and 2009, we borrowed $50,000 and $0, respectively, and repaid $0 and $86,750, respectively, under notes payable to Mr. Gibbs. On November 10, 2010, we converted $50,000 of these notes into 500,000 common shares.  During 2009, we converted $206,600 of these notes into 5,165,000 common shares and Mr. Gibbs forgave $51,650 of notes payable.

During 2010 and 2009, we borrowed $0 and $54,000, respectively, and repaid $10,000 and $5,000, respectively, under notes payable to Clifford L. Neuman, our general counsel and a significant investor. On December 31, 2010, we sold $9,000 of these notes in connection with our sale of GWBC-CA. During 2009, we converted $54,000 of these notes into 1,350,000 common shares and Mr. Neuman forgave $6,000 of notes payable.

Equity Transactions with Related Parties:

In addition to the common shares issued to related parties for conversion of short-term debt transactions described above, the following related party equity transactions occurred during 2010 and 2009.

On December 31, 2010, we issued 1,250,000 common shares to each of Mr. Power and Mr. Gibbs valued at $0.27 per share in consideration for an Indemnity Agreement.

On November 12, 2010, we issued 2,050,000 common shares at $0.10 per share for total cash proceeds of $205,000 to Mr. Gibbs.

On August 20, 2010, we issued 625,000 common shares valued at $0.10 per share to Mr. Neuman in satisfaction of $62,500 of accounts payable.

On August 3, 2010, we issued 50,000 common shares valued at $0.10 per share to Mr. Gibbs in satisfaction of $5,000 of loan fees.

During the period January 29, 2010 through April 8, 2010, we issued 422,500 common shares at $0.10 per share for total cash proceeds of $42,250 to Mr. Power.

During the period January 29, 2010 through April 8, 2010, we issued 1,172,500 common shares at $0.10 per share for total cash proceeds of $117,250 to Mr. Gibbs.

On June 15, 2009, we issued 1,750,000 common shares at $0.04 per share to Mr. Neuman in satisfaction of accounts payable.

On June 15, 2009, we issued 4,500,000 common shares to Shana Capital and Webquest, significant investors, for the conversion of their Series A Convertible Preferred Stock.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or family member of an executive officer of the corporation. All of our directors are considered an executive officer or family member of an executive officer under Rule 3b-7 of the Exchange Act. Therefore, none of our directors are independent.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.	PRINCIPAL ACCOUNTANTING FEES AND SERVICES

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

The aggregate fees billed for the fiscal years 2010 and 2009 for professional services rendered by our principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2010	2009
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$40,700	$30,000
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	5,000
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$40,700	$35,000

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.

PART IV

ITEM15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

*	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
*	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
*	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
*	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
*	3.1	Amended and Restated Certificate of Incorporation
***	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
*	3.2	By-Laws
*	4.1	2004 Equity Incentive Plan
*	4.2	Form of Subscription Agreement
*	4.3	Specimen common stock certificate
*	10.1	Lease Agreement
*	10.2	Form of Escrow Agreement
*	10.3	Amended Trademark Assignment
*	10.3.2	Initial Assignment of Trademark
*	10.4	Lock-up Letter for Brian Power
*	10.5	Lock-up Letter for John C. Power
*	10.6	Lock-up Letter for J. Andrew Moorer
*	10.7	Amended Fund Escrow Agreement
*	10.8	Lease Agreement with Golden West Brewing Company
*	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
*	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
*	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
*	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
*	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
*	10.14	Amended and Restated Assignment and Assumption
*	10.15	August 7, 1998 Distribution Agreement
*	10.16	Territorial Agreement
*	10.17	November 4, 2002 Distribution Agreement
*	10.18	June 1, 2001 Authorization
*	10.19	July 22, 2004 Authorization
*	10.20	September 1, 2005 Authorization
*	10.22	Second Amended Fund Escrow Agreement
*	10.23	Contract with New Zealand Hops, Ltd., 2006
*	10.24	Contract with New Zealand Hops, Ltd., 2007
*	10.25	Second Amended and Restated Assignment and Assumption
*	10.26	Third Amended Fund Escrow Agreement
*	10.27	Secured Promissory Note with John C. Power
*	10.28	Secured Promissory Note with Power Curve, Inc.
*	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
**	10.30	Production Agreement with Bison Brewing Co.

**	10.31	Employment Agreement with David Del Grande
**	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
****	10.33	Employment Agreement with Mark Simpson
****	10.34	Consultation Agreement with Artisan Food and Beverage Group
*****	10.35	Credit Agreement dated December 11, 2007
******	10.36	Promissory Note dated March 12, 2008
******	10.37	Security Agreement dated March 12, 2008
******	10.38	Guaranty Agreement dated March 12, 2008
*******	10.39	Convertible Debenture dated December 31, 2008
*******	10.40	Security Agreement dated December 31, 2008
*******	10.41	Hypothecation Agreement dated December 31, 2008
********	10.42	Mendocino Production Agreement
*********	10.43	Exclusive Consignment Agency Agreement
+	10.44	Settlement Stipulation with BRK Holdings, LLC
++	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
++	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
++	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
++	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
++	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
++	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
++	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
++	10.52	Factoring Agreement dated April 28, 2009
+++	10.53	Agreement to Convert Debt Clifford L. Neuman PC
+++	10.54	Agreement to Convert Debt Clifford L. Neuman
+++	10.55	Agreement to Convert Debt John Power
+++	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
+++	10.57	Agreement to Convert Debt TriPower Resources, Inc.
+++	10.58	Agreement to Convert Debt TriPower Resources, Inc.
+++	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
+++	10.60	Agreement to Convert Debt Shana Capital, Ltd.
++++	10.61	Asset Purchase Agreement dated May 7, 2009
+++++	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
+++++	10.63	Articles of Incorporation of Athena Minerals, Inc.
++++++	10.64	Sale and Purchase Agreement and Joint Escrow Instructions
++++++	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions
++++++	10.66	Promissory Note from Athena Minerals, Inc. to John Power
+++++++	10.67	Mining Lease and Option to Purchase
x	10.68	Intellectual Property Assignment
xx	10.69	Promissory Note John C. Power and John D. Gibbs
xxx	10.70	Promissory Note John D. Gibbs
xxxx	10.71	Agreement to Convert Debt – Clifford L. Neuman
xxxxx	10.72	Agreement to Convert Debt – Donaldson and Kirby
xxxxxx	10.73	Agreement to Convert Debt – Clifford L. Neuman
xxxxxxx	10.74	Agreement to Convert Debt – Huss and Strachan
xxxxxxxx	10.75	Stock Purchase Agreement; Indemnity Agreement and Amendment No. 1 to Indemnity Agreement
xxxxxxxxx	10.76	Consent of Schumacher & Associates

**	14	Code of Ethics
*	21.0	List of Subsidiaries
#	31.	Certification required by Section 13a-14(a) of the Exchange Act.
#	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

**	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 1, 2007 and filed with the Commission on March 8, 2007.

***	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.

****	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.

*****	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.

******	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March14, 2008.

*******	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.

********	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.

*********	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.

+	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.

++	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.

+++	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.

++++	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.

+++++	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.

++++++	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.

+++++++	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.

X	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2010 and filed with the Commission on June 25, 2010.

xx	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 30, 2010 and filed with the Commission on July 28, 2010.

xxx	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2010 and filed with the Commission on August 4, 2010.

xxxx	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 23, 2010.

xxxxx	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 30, 2010.

xxxxxx	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated August 20, 2010 and filed with the Commission on November 1, 2010.

xxxxxxx	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 15, 2010 and filed with the Commission on November 17, 2010.

xxxxxxxx	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2010 and filed with the Commission on January 6, 2011

xxxxxxxxx	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2011 and filed with the Commission on March 7, 2011.

#	Filed herewith

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Date: April 15, 2011	By_/s/ John C. Power_ John C. Power, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary & Director

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power John C. Power	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary & Director	April 15, 2011

/s/ Brian Power Brian Power	Director	April 15, 2011