Form 10-Q
period 2011-03-31
ATHENA SILVER CORP
filed 2011-05-13
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   [  ]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On May 12, 2011 there were 32,220,837 shares of the registrant’s common stock, $.0001 par value, outstanding.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$277,485	$111,475
Prepaid expenses	5,000	106,000
Deferred financing costs, net	2,665	3,537
Total Current Assets	285,150	221,012

Mining rights	379,683	195,664
Other assets	7,500	7,500
Total Assets	$672,333	$424,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,621	$46,063
Accounts payable – related parties	16,562	25,933
Accrued liabilities	5,916	47,500
Accrued liabilities – related parties	5,150	4,705
Short-term debt – related parties	32,500	44,950
Total Current Liabilities	104,749	169,151

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 32,196,837 and 29,391,500 shares issued and outstanding, respectively	3,220	2,939
Additional paid-in capital	5,205,596	4,465,768
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(1,039,801)	(612,251)
Total Stockholders’ Equity	567,584	255,025
Total Liabilities and Stockholders’ Equity	$672,333	$424,176

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Inception of Exploration Stage (January 1, 2010) through
	2011	2010	March 31, 2011

Operating expenses:
Mineral property and exploration costs	$(334,777)	$(44,656)	$(469,662)
General and administrative expenses	(91,462)	(33,671)	(318,532)
Total operating expenses	(426,239)	(78,327)	(788,194)

Operating loss	(426,239)	(78,327)	(788,194)

Other (expense) income:
Interest expense	(445)	(450)	(3,832)
Amortization of deferred financing costs	(872)	—	(2,335)
Loss on extinguishment of debt to related parties	—	—	(180,000)
Other income	6	2	26
Total other expense	(1,311)	(448)	(186,141)

Loss from continuing operations	(427,550)	(78,775)	(974,335)

Net loss from discontinued operations	—	(18,978)	(65,466)
Net loss	$(427,550)	$(97,753)	$(1,039,801)

Basic and diluted net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.01)	$(0.00)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)
Basic and diluted net loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding – basic and diluted	29,705,397	20,927,667

See notes to unaudited condensed consolidated interim financial statement

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,		Inception of Exploration Stage (January 1, 2010) through
	2011	2010	March 31, 2011
Cash flows from operating activities:
Net loss	$(427,550)	$(97,753)	$(1,039,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	872	—	2,335
Loss on extinguishment of debt – related parties	—	—	180,000
Loss on sale of assets of discontinued operations	—	—	9,892
Changes in operating assets and liabilities:
Accounts receivable	—	(7,752)	11,104
Prepaid expenses	101,000	(35,390)	(4,000)
Inventory	—	36,271	46,385
Other assets	—	—	11,037
Accounts payable	(10,813)	9,608	100,865
Accrued liabilities and other liabilities	3,445	46,585	50,795
Net cash used in operating activities	(333,046)	(48,431)	(631,388)

Cash flows from investing activities:
Acquisition of mining rights	(59,701)	(50,000)	(134,465)
Investment in nonmarketable equity securities	—	—	(7,500)
Net proceeds (expenditure) from disposition of fixed assets, intangibles and other	—	10,000	(82)
Net cash used in by investing activities	(59,701)	(40,000)	(142,047)

Cash flows from financing activities:
Borrowings from short-term debt – non-affiliates	—	474	2,427
Repayments of short-term debt – non-affiliates	—	(5,000)	(8,312)
Borrowings from short-term debt – related parties	27,400	40,162	221,412
Repayments of short-term debt – related parties	(39,850)	(72,462)	(210,957)
Proceeds from sale of common stock	571,207	165,500	1,046,207
Net cash provided by financing activities	558,757	128,674	1,050,777

Net increase in cash	166,010	40,243	277,342
Cash and cash equivalents, beginning of period	111,475	143	143
Cash and cash equivalents, end of period	$277,485	$40,386	$277,485

See notes to unaudited condensed consolidated interim financial statements

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

	Three Months Ended March 31,		Inception of Exploration Stage (January 1, 2010) through March 31,
2011	2010		2011

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$527	$3,312
Cash paid for income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing activities:
Increase in accrued liabilities applicable to mining rights	$(44,583)	$—	$2,917
Common stock issued for mining rights	168,902	22,000	242,302
Common stock issued for accounts payable	—	—	93,450
Common stock issued for deferred financing costs	—	—	5,000
Common stock issued for short-term debt - related parties	—	—	100,000
Common stock issued for indemnity agreement - related parties:
Indemnification – GWBC-CA accounts payable	—	—	296,953
Indemnification – GWBC-CA accrued liabilities	—	—	262,298
Indemnification – GWBC-CA short-term debt	—	—	435,981

See notes to unaudited condensed consolidated interim financial statements

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

In this Form 10-Q, we use the terms “Athena,” “we,” “our,” “ourselves,” and “us” to refer to Athena Silver Corporation and its subsidiary.

1.

Basis of Presentation:

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying interim unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the periods ended December 31, 2010 and 2009 filed in our annual report on Form 10-K.

Going Concern:

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown on our condensed consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2011, we had not yet achieved profitable operations and we have accumulated losses of $4,641,232 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain loans from officers, directors or significant shareholders.

2.

Summary of Significant Accounting Policies:

Interim Reporting:

Our consolidated financial statements and related notes thereto contain unaudited information as of and for the three months ended March 31, 2011 and 2010.  In the opinion of management, our condensed consolidated financial statements include all the adjustments necessary, principally of a normal and recurring nature, to fairly present our financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Operating results and cash flows for the three month period ended March 31, 2011 are not necessarily indicative of the operating results or cash flows expected for the full year.  The condensed consolidated financial information as of March 31, 2011 and 2010 should be read in conjunction with the consolidated financial statements for the period ended December 31, 2010 and 2009, contained in our Form 10-K filed on April 15, 2011.

3.

Mining Rights and Mining Lease:

On March 15, 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which granted us a 20 year lease to develop and conduct mining operations on a 413.22 acre group of 20 patented mining claims located in the Calico Mining District (the “Langtry Property”, or the “Property”, also with an option to purchase the Property. This Property is located at the base of the Calico Mountains northeast of Barstow, in San Bernardino County, CA.

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

The Lease also required us to issue to the lessor, on March 15, 2011, 228,980 additional common shares so that the lessor retains an additional undiluted 1% interest in Athena as part of the first year lease rental payment in addition to annual cash rental payments. A second Anti-dilution Provision under the Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains this additional undiluted 1% equity interest in Athena on those dates as lease rental payments in addition to annual cash rental payments.

On March 15, 2011, in accordance with the terms of the Lease, we issued 375,337 common shares valued at $168,902, to the lessor as partial consideration for entering into the lease and as partial consideration for the first year lease rental as follows:

	Common Shares	Fair Value

Partial consideration for entering into lease – anti-dilution – year 1	73,199	$32,940
Partial consideration for lease rental – year 1	228,940	103,023
Partial consideration for lease rental – anti-dilution – year 1	73,198	32,939
	375,337	$168,902

We valued the 375,337 shares issued at $0.45 per share which was the closing price of our common stock on March 14, 2011. We capitalized the $168,092 fair value of the common shares issued as an increase to mining rights in our condensed consolidated balance sheets.

During the three months ended March 31, 2011, we recorded $15,416 lease rental expense and a net credit of $299 applicable to other lease acquisition costs and capitalized these net costs as mining rights.

4.

Stockholders’ Equity:

On March 23, 2011, we sold an aggregate of 2,430,000 common shares to one related party and 14 non-affiliate investors, at $0.25 per share, for cash of $571,207 net of $36,293 in equity issuance costs.

On March 15, 2011 we issued 375,337 common shares valued at $168,902, or $0.45 per share, in connection with our acquisition of mining rights applicable to the Langtry Property. See also Note 3.

5.

Related Party Transactions:

Magellan Gold Corporation:

Magellan Gold Corporation is a company under common control. Mr. Power is also a director and CEO of Magellan and John D. Gibbs is a significant investor in both Athena and Magellan. Athena and Magellan are both exploration stage companies involved in the business of acquisition and exploration of mineral resources. The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Athena and Magellan been autonomous.

Short-term Debt:

Short-term debt to related parties was as follows:

	March 31, 2011	December 31, 2010
John C. Power	$2,500	$14,950
John D. Gibbs	30,000	30,000
	$32,500	$44,950

During the three months ended March 31, 2011, we borrowed and repaid the following amounts to related parties:

	Borrowings	Repayments
John C. Power	$17,400	$29,850
Magellan Gold Corporation	10,000	10,000
	$27,400	$39,850

During the three months ended March 31, 2010, we borrowed and repaid the following amounts to related parties:

	Borrowings	Repayments

John C. Power (1)	$40,162	$72,462

(1)

Includes entities controlled by John C. Power

Interest Expense and Interest Payable:

During the three months ended March 31, 2011 and 2010, we incurred interest expense to related parties in the following amounts:

	Three Months Ended March 31,
	2011	2010
John C. Power (1)	$—	$9,329
John D. Gibbs	445	450
Clifford C. Neuman	—	713
	$445	$10,492

(1)

Includes entities controlled by John C. Power

Related party interest expense included in net loss from discontinued operations was $10,042 during the three months ended March 31, 2010.

During the three months ended March 31, 2011 and 2010, we did not make interest payments to related parties.

Interest payable to related parties was as follows:

	March 31, 2011	December 31, 2010
John C. Power	$538	$538
John D. Gibbs	4,612	4,167
	$5,150	$4,705

6.

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

In December 2010, we sold our 100% equity interest in our wholly owned brewing business subsidiary, Golden West Brewing Company, a California corporation (“GWBC-CA “) to Mr. Power and Mr. Gibbs (together the “Buyers”), for $100 cash and the Buyers’ agreement to indemnify and hold us harmless against any liability or obligation for GWBC-CA’s debts in accordance with the terms of an Indemnity Agreement and Amendment No.1 thereto (together, the “Indemnity Agreement”) each dated December 31, 2010, between Athena and the Buyers. As additional consideration for the Indemnity Agreement, we issued 2,500,000 common shares with a fair value of $675,000, or $0.27 per share, which was the closing price of our common stock on December 31, 2010, to the Buyers. As a result, we recognized a gain of $320,232 on the disposition of GWBC-CA and recorded this as an increase in additional paid-in capital due to the related party nature of this transaction. As a result of this disposition, we no longer have any involvement in the craft brewing business.

The results of continuing operations were reduced by the revenue and costs associated with our craft brewing business which are included in loss from discontinued operations in our condensed consolidated statements of operations.

Operating results of discontinued operations were as follows:

Three Months Ended March 31, 2010
Discontinued craft brewing operations:
Revenues – discontinued brewing operations	$43,035
Expenses – discontinued brewing operations	(42,149)
Net income – discontinued brewing operations	886

Discontinued remaining brewing business:
Revenues – discontinued residual brewing operations	552
Expenses – discontinued residual brewing operations	(20,416)
Net loss – discontinued residual brewing operations	(19,864)

Net loss – discontinued operations	$(18,978)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2010 filed with the Commission on April 15, 2011 and our unaudited condensed consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I. Item 1.

Business Overview:

During 2010, we completed our transition from a craft brewing business to a mineral resource exploration and development company.

On March 15, 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which granted us a 20 year lease to develop and conduct mining operations on a 413.22 acre group of 20 patented mining claims located in the Calico Mining District (the “Langtry Property”, or the “Property”, also with an option to purchase the Property. This Property is located at the base of the Calico Mountains northeast of Barstow, in San Bernardino County, CA.

Effective December 31, 2010, we sold our operating subsidiary related to our brewing business to two of our principal shareholders and in consideration of their agreement to indemnify us from any obligation to pay the approximately $1.0 million in debts of the brewing business, issued to them an aggregate of 2,500,000 common shares.

During the first quarter of 2011, we successfully completed a 13 hole drilling program on our Langtry Property in an effort to validate the results of an earlier drilling program undertaken by a previous owner of the Property during the 1960’s and 1970’s and to further define silver deposits near historic workings on the Property.

Our primary focus during 2011 will be to continue to evaluate our Langtry Property through analysis of historical records and exploration drilling activities; acquire additional mining rights; and develop a plan for additional exploration, development and permitting of the Property.  Our annual mining lease payments, permitting applications, and exploration and development efforts will require additional capital.

Results of Operations:

Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our condensed consolidated financial statements in Part I, Item 1 of this report, including the notes thereto.

Results from Continuing Operations

A summary of our results from continuing operations is as follows:

	Three Months Ended March 31,
	2011	2010
Operating expenses:
Mineral property and exploration costs	$(334,777)	$(44,656)
General and administrative expenses	(91,462)	(33,671)
Total operating expenses	(426,239)	(78,327)

Operating loss	(426,239)	(78,327)

Other (expense) income:
Interest expense	(445)	(450)
Amortization of deferred financing costs	(872)	—
Loss on extinguishment of debt to related parties	—	—
Other income	6	2
Total other expense	(1,311)	(448)

Loss from continuing operations	$(427,550)	$(78,775)

Our 2011 first quarter loss from continuing operations was $427,550 as compared to $78,775 in 2010. The increase in our loss was mainly attributable to the increase in our mineral exploration activities during the first three months of 2011 as compared to the same period in 2010.

Operating Expenses

Our first quarter 2011 operating expenses were $426,239 as compared to $78,327 during the first quarter of 2010.

During the first quarter of 2011, we incurred $334,777 of mineral property and exploration costs as compared to $44,656 during the first quarter of 2010.  This $290,121 increase was a result of a $315,475 increase in exploration costs offset by a $25,354 decrease in environmental expense during the first quarter of 2011 as compared to the same period in 2010. The increase in our exploration expense was a direct result of our 13 hole drilling program during the first quarter of 2011 which included $270,411 of drilling and sample analysis costs as compared to no drilling and sample analysis cost during the first quarter of 2010 and a $39,787 increase in other exploration costs, from $21,043 during the first quarter of 2010 to $60,830 during the first quarter of 2011 as a result of our increased exploration efforts during the first quarter of 2011.

General and administrative expenses increased $57,791 to $91,462 during the first quarter of 2011 as compared to $33,671 during the first quarter of 2010. Professional fees, which include legal, accounting, audit, management and other professional fees, increased to $77,575 during the first quarter of 2011 as compared to $28,669 during the first quarter of 2010. Legal, accounting and audit fees increased $39,156 during the first quarter of 2011 as compared to the first quarter of 2010, as we started our year-end financial reporting and related efforts earlier this year as compared to last year. Other general and administrative expenses increased by $8,885 to $13,887 in the first quarter of 2011 as compared to $5,002 during the same period in 2010. This increase was mainly due to increased travel costs, insurance expense and other general and administrative expenses resulting from increased exploration and corporate activities.

Other Income (Expense)

Other nonoperating expense of $1,311 during the first three months of 2011 was relatively unchanged from other nonoperating expense of $448 during the same period in 2010.

Discontinued Operations

Net loss from discontinued operations was $0 during the first quarter of 2011 as compared to $18,978 during the first quarter of 2010 as we completed the disposition of our craft brewing operations during 2010.

Liquidity and Capital Resources:

Liquidity

 During the first quarter of 2011, we required capital principally for funding of our operating losses; our first year mineral rights lease payment and our working capital. To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On March 31, 2011, we had $277,485 of cash and cash equivalents and working capital of $180,401. In March 2011, we raised $571,207 cash, net of $36,293 of equity offering costs, through the private sale of 2,430,000 common shares at $0.25 per share. 1,000,000 of these shares were purchased by a significant investor. We plan to use these proceeds to further our mineral exploration efforts and to fund working capital needs.

We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2011	2010

Net cash used in operating activities	$(333,046)	$(48,431)
Net cash used in investing activities	(59,701)	(40,000)
Net cash provided by financing activities	558,757	128,674

Net increase in cash	166,010	40,243
Cash and cash equivalents, beginning of period	111,475	143
Cash and cash equivalents, end of period	$277,485	$40,386

Net cash used in operating activities

Net cash used in operating activities was $333,046 and $48,431 during the first quarter of 2011 and 2010, respectively.

Cash used in operating activities during the first quarter of 2011 mainly relates to our $427,550 net loss as adjusted for non-cash items and changes in operating assets and liabilities.  The most significant adjustment to our first quarter net loss was a $101,000 decrease in prepaid expenses resulting from our utilization of $100,000 of prepaid drilling costs during the first quarter of 2011.

Adjustments to our net loss of $97,753 during the first quarter of 2010 to arrive at our $48,431 cash used in operating activities were comprised of a net $49,322 change in our operating assets and liabilities. This change consisted of a $56,193 increase in accounts payable and accrued expenses, plus a $36,271 decrease in inventory, offset by a $43,142 decrease in accounts receivable and prepaid expenses.

Net cash used in investing activities

Cash used in investing activities was $59,701 during the first quarter of 2011 as compared to $40,000 during the first quarter of 2010.

Our cash used in investing activities during the first quarter of 2011 and 2010 was mainly comprised of our $60,000 first year lease rental payment in March 2011 and our $50,000 lease bonus payment in March 2010, respectively.

Net cash provided by financing activities

Cash provided by financing activities during the first quarter of 2011 was $558,757 compared to cash provided by financing activities of $128,674 during the same period in 2010.  The $430,083 increase in cash provided by financing activities between the two periods principally relates to the difference between our equity financings during the two periods. During the first quarter of 2011, we sold 2,430,000 common shares at $0.25 per share for cash proceeds totaling $571,207, net of $36,293 in equity issuance costs, as compared to the sale of 1,655,000 common shares of our common stock at $0.10 per share for cash proceeds of $165,500 during the first quarter of 2010. Our net repayments of short-term debt during the first quarter of 2011 was $12,450 as compared to $36,826 during the first quarter of 2010, resulting in an additional net increase in cash from financing activities of $24,376 between the two quarters.

Off Balance Sheet Arrangements:

We do not have and never had any off-balance sheet arrangements.

Recent Accounting Pronouncements

From time to time, the Financial Accounting Standards Board or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our condensed consolidated financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including John C. Power, our Chief Executive Officer (“CEO”) who is also our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of the end of the period covered by this report, our CEO and CFO has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and concluded that the design and operation of our disclosure controls and procedures were ineffective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting:

As we disclosed in our Form 10-K for year ended December 31, 2010, which we filed on April 15, 2011, we determined that there was a material weakness in our internal controls over financial reporting related to the identification of and accounting for complex financial transactions including forgiveness of debt by a related party.  As a result of our performing additional procedures, these complex financial transactions were properly accounted for in the year-end financial statements dated December 31, 2010.

During the completion of the quarter ended March 31, 2011 financial statements, we became more familiar with the accounting for complex accounting transactions. In order to remediate these material weaknesses, in 2010, management retained a financial consultant to design, implement and improve processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated to the extent practicable; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP. While we have implemented certain controls to address this matter in the quarter ended March 31, 2011 as described above, we do not believe that this material weakness has been remediated as of March 31, 2011.  Consequently, enhanced controls are being implemented during the remainder of 2011. Despite the material weakness described above, we believe that the March 31, 2011 condensed consolidated financial statements are correct in all material respects.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A to Part I of our annual report on  Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sets forth the information required by Item 701 of Regulation S-K with respect to our unregistered sales of equity securities during the quarter ended March 31, 2011:

1.

a.

We issued an aggregate of 375,337 common shares, $0.001 par value, in satisfaction of contractual obligations under our Langtry Lease.

b.

The securities were sold to one person, who qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the “Securities Act”).  The shares were issued as “restricted securities” under the Securities Act.

c.

We paid no fees or commissions in connection with the issuance of the shares.

d.

The sale of the securities were undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder and Regulation D, rule 506 thereunder.  The investor qualified as an “accredited investor” within the meaning of Rule 501(a).  In addition, the securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investor with disclosure of all aspects of our business, including providing the investor with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based upon our investigation, we believed that the investor obtained all information that he requested, received answers to all questions posed and otherwise understood the risks of accepting our securities for investment purposes.

e.

Not applicable.

f.

Not applicable.

2.

a.

We sold an aggregate of 2,430,000 common shares, $0.001 par value, for cash consideration of $607,500.

b.

The securities were sold to 15 persons, who qualified as “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933 as amended (the “Securities Act”).  The shares were issued as “restricted securities” under the Securities Act.

c.

We paid $36,293 in fees and commissions in connection with the issuance of the shares.

d.

The sale of the securities were undertaken without registration under the Securities Act in reliance upon an exemption from the registration requirements of the Securities Act set forth in Sections 4(2) thereunder and Regulation D, rule 506 thereunder.  The investors qualified as

“accredited investors” within the meaning of Rule 501(a).  In addition, the securities, which were taken for investment purposes and not for resale, were subject to restrictions on transfer.  We did not engage in any public advertising or general solicitation in connection with this transaction, and we provided the investors with disclosure of all aspects of our business, including providing the investors with our reports filed with the Securities and Exchange Commission and other financial, business and corporate information.  Based upon our investigation, we believed that the investors obtained all information that they requested, received answers to all questions posed and otherwise understood the risks of accepting our securities for investment purposes.

e.

Not applicable.

f.

The proceeds received were used for general working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________
*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Dated: May 13, 2011.	By:	/s/ JOHN C. POWER
John C. Power
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer