Form 10-Q
period 2011-06-30
ATHENA SILVER CORP
filed 2011-08-15
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

On August 5, 2011 there were 32,370,837 shares of the registrant’s common stock, $.0001 par value, outstanding.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$136,883	$111,475
Prepaid expenses and other current assets	52,215	106,000
Deferred financing costs, net	1,783	3,537
Total Current Assets	190,881	221,012

Mining rights	379,372	195,664
Other assets	7,500	7,500
Total Assets	$595,753	$424,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,868	$46,063
Accrued liabilities	20,417	47,500
Due to related parties	28,175	30,638
Advances from related parties	-	14,950
Notes payable – related party, current portion	30,000	30,000
Total Current Liabilities	95,460	169,151

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 32,370,837 and 29,391,500 shares issued and outstanding, respectively	3,237	2,939
Additional paid-in capital	5,247,998	4,465,768
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(1,149,511)	(612,251)
Total Stockholders’ Equity	500,293	255,025
Total Liabilities and Stockholders’ Equity	$595,753	$424,176

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception of Exploration Stage (January 1, 2010) through
Operating expenses:	2011	2010	2011	2010	June 30, 2011
Exploration costs	$42,089	$—	$373,330	$14,626	$426,220
Other operating costs	9,608	29,636	13,144	59,665	95,139
General and administrative expenses	56,758	96,009	148,219	129,680	375,289
Total operating expenses	108,455	125,645	534,693	203,971	896,648

Operating loss	(108,455)	(125,645)	(543,693)	(203,971)	(896,648)

Other income (expense):
Interest expense – related parties	(449)	(562)	(894)	(1,012)	(4,281)
Amortization of deferred financing costs	(882)	—	(1,754)	—	(3,217)
Loss on extinguishment of debt to related parties	—	—	—	—	(180,000)
Other income	75	9,684	81	9,685	101
Total other income (expense)	(1,256)	9,122	(2,567)	8,673	(187,397)

Loss from continuing operations	(109,711)	(116,523)	(537,260)	(195,298)	(1,084,045)

Net loss from discontinued operations	—	(23,570)	—	(42,548)	(65,466)
Net loss	$(109,711)	(140,093)	(537,260)	(237,846)	(1,149,511)

Basic and diluted net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.00)	$(0.01)	$(0.02)	$(0.01)
Basic and diluted net loss per share from discontinued operations	$—	$(0.00)	$—	$(0.00)
Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares outstanding – basic and diluted	32,271,936	22,193,462	30,995,756	21,564,061

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,		Inception of Exploration Stage (January 1, 2010) through
	2011	2010	June 30, 2011
Cash flows from operating activities:
Net loss	$(537,260)	$(237,846)	$(1,149,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	1,754	—	3,217
Common stock issued for services	42,420	—	42,420
Loss on extinguishment of debt – related parties	—	—	180,000
Loss on sale of assets of discontinued operations	—	9,992	9,892
Changes in operating assets and liabilities:
Accounts receivable	—	5,344	11,104
Prepaid expenses	53,785	(4,000)	(51,215)
Inventory	—	46,385	46,385
Other assets	—	—	11,036
Accounts payable	(29,195)	43,743	82,483
Accrued liabilities and other liabilities	(2,462)	10,272	44,889
Net cash used in operating activities	(470,958)	(126,110)	(769,300)

Cash flows from investing activities:
Acquisition of mineral rights	(59,890)	(63,616)	(134,654)
Investment in nonmarketable equity securities	—	—	(7,500)
Net proceeds (expenditures) from disposition of fixed assets, intangibles and other	—	11,037	(82)
Net cash used in investing activities	(59,890)	(52,579)	(142,236)

Cash flows from financing activities:
Borrowings from line of credit	—	1,037	2,427
Repayments of line of credit and shareholder advance	—	(5,000)	(8,312)
Proceeds from notes payable and advances – related parties	27,400	91,912	221,412
Repayments of notes payable and advances – related parties	(42,350)	(105,207)	(213,457)
Proceeds from sale of common stock	571,206	200,000	1,046,206
Net cash provided by financing activities	556,256	182,742	1,048,276

Net increase in cash	25,408	4,053	136,740
Cash and cash equivalents, beginning of period	111,475	143	143
Cash and cash equivalents, end of period	$136,883	$4,196	$136,883

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	Six Months Ended June 30,		Inception of Exploration Stage (January 1, 2010) through June 30,
	2011	2010	2011

Supplemental schedule of cash flow information:
Cash paid for interest	$3,402	$1,073	$6,714
Cash paid for income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing activities:
(Decrease) increase in accrued liabilities applicable to mineral rights	$(27,803)	$27,767	$20,417
Common stock issued for mineral rights	168,902	22,000	411,204
Common stock issued for accounts payable	—	—	93,450
Common stock issued for deferred financing costs	—	—	5,000
Common stock issued for notes payable and advances - related parties	—	—	100,000
Common stock issued for indemnity agreement - related parties:
Indemnification – GWBC-CA accounts payable	—	—	296,953
Indemnification – GWBC-CA accrued liabilities	—	—	262,298
Indemnification – GWBC-CA short-term debt	—	—	435,981

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

1.

Basis of Presentation:

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the periods ended December 31, 2010 and 2009, filed in our annual report on Form 10-K.

Going Concern:

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown on our condensed consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2011, we had not yet achieved profitable operations and we have accumulated losses of $4,750,942 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain loans from officers, directors or significant shareholders.

2.

Summary of Significant Accounting Policies:

Basic and Diluted Net Loss per Common Share:

Basic earnings per common share (“EPS”) is calculated by dividing net loss available to common shareholders (numerator)  by the weighted-average number of common shares actually outstanding (denominator) during each respective period ended June 30, 2011 and 2010.  The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (stock options and convertible debt) had been converted to such common shares, and if such assumed conversion is dilutive.

Our total incremental potential dilutive common shares outstanding for the three and six months ended June 30, 2011, were 125,000 comprised of outstanding stock options. Our total incremental potential dilutive common shares outstanding for the three and six months ended June 30, 2010, were 425,000 and were comprised of outstanding stock options and potential conversion of convertible debt into common stock. All potential dilutive common shares outstanding have been excluded from diluted net loss per common share because the exercise and conversion prices were greater than the average market price of our common stock and the impact of such inclusion would be anti-dilutive.

New Accounting Pronouncements:

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of Accounting Standards Updates. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, has not or is not expected to have a material impact on our condensed consolidated financial statements upon adoption.

3.

Mineral Rights and Mining Lease:

On March 15, 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which granted us a 20 year lease to develop and conduct mining operations on a 413 acre group of 20 patented mining claims (the “Langtry Property”, or the “Property”), also with an option to purchase the Property. This Property is located in the Calico Mining District at the base of the Calico Mountains northeast of Barstow, in San Bernardino County, CA.

During the term of the Lease, we have the exclusive right to develop and conduct mining operations on the Property.   The Property is currently in the exploration stage.  All lease payments, exploration or development and permitting applications on this property will require new equity capital or loans.

The Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an undiluted 1% equity interest in Athena as additional consideration for granting us the Lease (an “Anti-dilution Provision”).

The Lease also required us to issue to the lessor, on March 15, 2011, 228,980 additional common shares so that the lessor retained an additional undiluted 1% interest in Athena as part of the first year lease rental payment in addition to annual cash rental payments. A second Anti-dilution Provision under the Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains this additional undiluted 1% equity interest in Athena on those dates as partial lease rental payments in addition to annual cash rental payments.

On March 15, 2011, in accordance with the terms of the Lease, we issued an aggregate of 375,337 common shares valued at $168,902, to the lessor as partial consideration for entering into the Langtry Lease and as partial consideration for the first year lease rental as follows:

	Common Shares	Fair Value

Partial consideration for entering into lease - anti-dilution - year 1	73,199	$32,940
Partial consideration for lease rental - year 1	228,940	103,023
Partial consideration for lease rental - anti-dilution - year 1	73,198	32,939
	375,337	$168,902

We valued the 375,337 common shares issued at $0.45 per share which was the closing price of our common stock on March 14, 2011. We capitalized the $168,092 fair value of the common shares issued as an increase to mineral rights in our condensed consolidated balance sheets.

During the three and six months ended June 30, 2011, we recognized lease rental expense of $17,500 and $32,917, respectively, applicable to the annual cash rental payment requirements under the Lease and capitalized these costs as an increase to mineral rights.

4.

Stockholders’ Equity:

On May 31, 2011, we issued 150,000 common shares valued at $0.23 per share, based on the May 30, 2011, closing bid price for our stock, as consideration for $34,500 of accounting services.

On April 1, 2011, we issued 24,000 common shares valued at $0.33 per share, based on the March 31, 2011, closing bid price for our common stock, as consideration for $7,920 of prepaid marketing services.

On March 23, 2011, we sold an aggregate of 2,430,000 common shares valued at $0.25 per share, to one related party and 14 non-affiliate investors, for cash consideration of $571,206, net of $36,294 in equity issuance costs.

On March 15, 2011, we issued 375,337 common shares valued at $168,902, or $0.45 per share, in connection with our acquisition of mineral rights applicable to the Langtry Property. See also Note 3.

5.

Commitments and Contingencies:

Under the terms of our Langtry Lease, we are required to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an undiluted 2% equity interest in Athena. On June 30, 2011, we were obligated to issue 53,143 common shares with a fair value of $15,943 based on the June 30, 2011, closing bid price of $0.30 per share for our stock. These shares will be issued to the lessor on March 15, 2012, as additional consideration for granting us the Langtry Lease and as partial consideration for our second year lease rental payment. See also Note 3.

6.

Related Party Transactions:

Magellan Gold Corporation and Silver Saddle Resources, LLC:

Magellan Gold Corporation is a company under common control. John C. Power is a significant investor, director and the CEO of Athena and is also a significant investor, director and CEO of Magellan. John D. Gibbs is a significant investor in both Athena and Magellan. Athena and Magellan are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

Silver Saddle Resources, LLC is also a company under common control. Mr. Power and Mr. Gibbs are significant investors and managing members of Silver Saddle. Athena and Silver Saddle are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Athena, Magellan and Silver Saddle been autonomous.

Management Fees:

On January 1, 2011, we entered into a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. During the three and six months ended June 30, 2011, we incurred $7,500 and $15,000, respectively, of management fees to Mr. Power and these costs are included in general and administrative expenses in our condensed consolidated statement of operations.

Legal Fees:

During the three and six months ended June 30, 2011, we incurred $12,434 and $37,143, respectively, of legal fees to Clifford L. Neuman, a significant investor who is also our legal counsel. During the three and six months ended June 30, 2010, we incurred legal fees to Mr. Neuman of $17,434 and $31,987, respectively.   These

amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

Advances from Related Party:

At June 30, 2011, and December 31, 2010, noninterest bearing advances owed to Mr. Power were $14,950 and $0, respectively.

Notes Payable – Related Party, Current Portion:

At June 30, 2011, and December 31, 2010, notes payable to Mr. Gibbs totaled $30,000. These notes bear interest at 6% per annum, are uncollateralized and mature on December 31, 2011.

Interest Expense and Interest Payable to Related Parties:

Interest expense to related parties, included in interest expense in our condensed consolidated statements of operations, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
John C. Power (1)	$—	$9,044	$—	$18,373
John D. Gibbs	449	562	894	1,012
Clifford L. Neuman	—	713	—	1,425
	$449	$10,319	$894	$20,810

(1)

Includes entities controlled by Mr. Power

Related party interest expense included in net loss from discontinued operations during the three and six months ended June 30, 2010, was $9,757 and $19,798, respectively.

Interest payable to related parties, included in due to related parties in our condensed consolidated balance sheets, was as follows:

	June 30, 2011	December 31, 2010
John C. Power	$—	$538
John D. Gibbs	2,197	4,167
	$2,197	$4,705

Accounts Payable to Related Parties:

Accounts payable to related parties, included in due to related parties in our condensed consolidated balance sheets, was as follows:

	June 30, 2011	December 31, 2010
John C. Power	$—	$2,098
Clifford L. Neuman	25,978	23,835
	$25,978	$25,933

Equity Transactions:

On March 23, 2011, we issued 1,000,000 common shares at $0.25 per share to Mr. Gibbs for total cash proceeds of $250,000.

7.

Reclassification:

We reclassified expenses from continuing operations during the three and six months ended June 30, 2010 that were related to discontinued operations.  There was no impact to our net loss as a result of these reclassifications.

8.

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

Operating results of discontinued operations were as follows:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Discontinued craft brewing operations:
Revenues – discontinued brewing operations	$14,714	$57,749
Expenses – discontinued brewing operations	(11,959)	(54,187)
Loss on sale of assets – discontinued brewery operations	(9,992)	(9,992)
Net loss – discontinued brewing operations	(7,237)	(6,431)

Discontinued remaining brewing business:
Revenues – discontinued residual brewing operations	2,392	2,943
Expenses – discontinued residual brewing operations	(18,725)	(39,061)
Net loss – discontinued residual brewing operations	(16,333)	(36,117)

Net loss – discontinued operations	$(23,570)	$(42,548)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on April 15, 2011, and our unaudited condensed consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I. Item 1.

Business Overview:

During 2010, we completed our transition from a craft brewing business to a mineral resource exploration and development company.

On March 15, 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which granted us a 20 year lease to develop and conduct mining operations on a 413 acre group of 20 patented mining claims (the “Langtry Property”, or the “Property”), also with an option to purchase the Property. This Property is located in the Calico Mining District at the base of the Calico Mountains northeast of Barstow, in San Bernardino County, CA.

Effective December 31, 2010, we sold our operating subsidiary related to our brewing business to two of our principal shareholders and in consideration of their agreement to indemnify us from any obligation to pay the approximately $1.0 million in debts of the brewing business, issued to them an aggregate of 2,500,000 common shares.

During the first quarter of 2011 we successfully completed a 13 hole drilling program on our Langtry Property in an effort to validate the results of an earlier drilling program undertaken by a previous owner of the Property during the 1960’s and 1970’s and to further define silver deposits near historic workings on the Property.

Assay results from our drilling program were announced in May 2011and were consistent with the results published by the previous Property owner.  During the second quarter of 2011 we engaged SRK Consulting (U.S.), Inc. of Tucson, Arizona to carry out an independent technical study of the Langtry Property, in particular to examine the historical mineral resource data in conjunction with our drilling results, and to report a current resource estimate sufficient for NI 43-101 reporting purposes. The NI 43-101 technical report is widely recognized as the benchmark standard for resource and reserve estimates, although SEC regulations for the disclosure of reserve estimates are governed by the SEC’s Securities Act Industry Guide 7.

Our primary focus during the remainder of 2011 will be to continue to evaluate our Langtry Property through analysis of historical records and exploration drilling activities; acquire additional mineral rights; and develop a plan for additional exploration, development and permitting of the Property.  Our annual mining lease payments, permitting applications, and exploration and development efforts will require additional capital.

Results of Operations:

Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our condensed consolidated financial statements in Part I, Item 1 of this report, including the notes thereto.

Results from Continuing Operations for the Three Months Ended June 30, 2011 and 2010:

A summary of our results from continuing operations is as follows:

	Three Months Ended June 30,
	2011	2010
Operating expenses:
Exploration costs	$42,089	$—
Other operating costs	9,608	29,636
General and administrative expenses	56,758	96,009
Total operating expenses	108,455	125,645

Operating loss	(108,455)	(125,645)

Other income (expense):
Interest expense	(449)	(562)
Amortization of deferred financing costs	(882)	—
Other income (expense)	75	9,684
Total other income (expense):	(1,256)	9,122

Loss from continuing operations	$(109,711)	$(116,523)

Our 2011 second quarter loss from continuing operations was $109,711 as compared to $116,253 in 2010. The $6,812 decrease in our loss was mainly attributable to a $42,089 increase in our mineral exploration activities offset by a $39,251 decrease in general and administrative expenses during the second quarter of 2011 as compared to the same period in 2010.

Operating Expenses:

Our second quarter 2011 operating expenses were $108,455 as compared to $125,645 during the second quarter of 2010.

During the second quarter of 2011 we incurred $42,089 of exploration costs as compared to $0 during the second quarter of 2010.  We completed our drilling program in the first quarter of 2011 and second quarter costs were mainly comprised of geological and geophysical consulting expense. We were still in the pre-exploration stage during the second quarter of 2010 and did not incur exploration costs. During the second quarter of 2011 we also incurred $9,608 of other operating costs as compared to $29,636 during the second quarter of 2010. Other operating costs were comprised entirely of environmental expense during these two periods.

General and administrative expenses decreased $39,251, or 41%, to $56,758 during the second quarter of 2011 as compared to $96,009 during the second quarter of 2010. Professional fees, which include legal, accounting, audit, management and other professional fees, decreased $36,177 to $52,502 during the second quarter of 2011 as compared to $88,679 during the second quarter of 2010. Legal, accounting and audit fees decreased $51,495 during the second quarter of 2011 as compared to the second quarter of 2010 as we started our year-end financial reporting and related efforts earlier this year as compared to last year. Other general and administrative expenses increased by $12,244 to $19,574 in the second quarter of 2011 as compared to $7,330 during the same period in 2010. This increase was mainly due to an increase in management fees, marketing and investor relations expense.

Other Income (Expense):

Other nonoperating expense of $1,256 during the second quarter of 2011 was relatively unchanged from miscellaneous other nonoperating income of $9,122, net, of during the same period in 2010.

Discontinued Operations:

Net loss from discontinued operations was $0 during the second quarter of 2011 as compared to $23,570 during the second quarter of 2010 as we completed the disposition of our craft brewing operations during 2010.

Results from Continuing Operations for the Six Months Ended June 30, 2011 and 2010:

A summary of our results from continuing operations is as follows:

	Three Months Ended June 30,
	2011	2010
Operating expenses:
Exploration costs	$373,300	$14,625
Other operating costs	13,144	59,665
General and administrative expenses	148,219	129,680
Total operating expenses	534,693	203,971

Operating loss	(534,693)	(203,971)

Other income (expense):
Interest expense	(894)	(1,012)
Amortization of deferred financing costs	(1,754)	—
Other income	81	9,685
Total other income (expense):	(2,567)	8,673

Loss from continuing operations	$(537,260)	$(195,298)

Our 2011 first half loss from continuing operations was $537,260 as compared to $195,298 in 2010. The increase in our loss was mainly attributable to the increase in our mineral exploration activities during the first six months of 2011 as compared to the same period in 2010.

Operating Expenses:

Our first half 2011 operating expenses were $534,693 as compared to $203,971 during the first half of 2010.

During the first quarter of 2011 we incurred $373,300 of exploration costs as compared to $14,625 during the first half of 2010.  This $358,704 increase was a result our 13 hole drilling program during the first quarter of 2011 which included $276,072 of drilling and sample analysis costs as compared to no drilling and sample analysis cost during the first half of 2010.  Other exploration costs increased $68,007 to $82,632 during the first half of 2011 as compared to $14,625 during the same period in 2010 mainly as a result of increased geological and geophysical consulting expense incurred in 2011.

General and administrative expenses increased $18,539, or 14%, to $148,219 during the first half of 2011 as compared to $129,680 during the first half of 2010. Professional fees, which include legal, accounting, audit, management and other professional fees, increased by $14,924, or 13%, to $132,152 during the first half of 2011 as compared to $117,228 during the first half of 2010 mainly as a result of a $15,000 increase in management fees during the first half of 2011. Other general and administrative expenses increased by $3,615 to $16,067 during the first half of 2011 as compared to $12,452 during the same period in 2010. This increase was mainly due to increased travel costs, insurance expense and other general and administrative expenses resulting from increased exploration and corporate activities.

Other Income (Expense):

Other nonoperating expense of $2,567 during the first half of 2011 was relatively unchanged from miscellaneous other nonoperating income of $8,673, net, during the same period in 2010.

Discontinued Operations:

Net loss from discontinued operations was $0 during the first half of 2011 as compared to $42,548 during the first half of 2010 as we completed the disposition of our craft brewing operations during 2010.

Liquidity and Capital Resources:

Liquidity:

 During the first six months of 2011 we required capital principally for funding of our operating losses; our first year mineral rights lease payment and our working capital. To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although we have no commitment for future financing and there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On June 30, 2011, we had $136,883 of cash and cash equivalents and working capital of $95,421. In March 2011 we raised $571,206 of cash, net of $36,294 of equity offering costs, through the private sale of 2,430,000 common shares at $0.25 per share. 1,000,000 of these shares were purchased by a significant investor. We plan to use these proceeds to further our mineral exploration efforts and to fund working capital needs.

We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

Cash Flows:

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2011	2010

Net cash used in operating activities	$(470,958)	$(126,110)
Net cash used in investing activities	(59,890)	(52,579)
Net cash provided by financing activities	556,256	182,742

Net increase in cash	25,408	4,053
Cash and cash equivalents, beginning of period	111,475	143
Cash and cash equivalents, end of period	$136,883	$4,196

Net cash used in operating activities:

Net cash used in operating activities was $470,598 and $126,110 during the six months of 2011 and 2010, respectively.

Cash used in operating activities during the first six months of 2011 mainly relates to our $537,260 net loss as adjusted for non-cash items and changes in operating assets and liabilities.  The most significant adjustment to our net loss was a $53,785 decrease in prepaid expenses resulting from our utilization of $100,000 of prepaid drilling costs during the first six months of 2011 offset by a $46,215 net increase in prepaid consulting services. In addition, we used $31,657 of cash to reduce our accounts payable and accrued liabilities during the first half of 2011. Net loss was also adjusted by $1,754 of non-cash amortization of deferred financing costs and $42,420 of consulting services paid for with common stock.

Adjustments to our net loss of $237,846 during the first six months of 2010 to arrive at our $126,110 cash used in operating activities were comprised of a net $101,744 change in our operating assets and liabilities. This change consisted of a $54,015 increase in accounts payable and accrued expenses, plus a $46,385 decrease in inventory, offset by a $1,344 decrease in accounts receivable and prepaid expenses. Our net loss was also adjusted by a $9,992 non-cash loss on the sale of assets applicable to our discontinued operations during the first half of 2010.

Net cash used in investing activities:

Cash used in investing activities was $59,890 during the first six months of 2011 as compared to $52,579 during the first six months of 2010.

Our cash used in investing activities during the first six months of 2011 and 2010 was mainly comprised of our $60,000 first year lease rental payment in March 2011 and our $50,000 lease bonus payment in March 2010, respectively.

Net cash provided by financing activities:

Cash provided by financing activities during the first six months of 2011 was $556,256 compared to cash provided by financing activities of $182,742 during the same period in 2010.

The $373,514 increase in cash provided by financing activities between the two periods principally relates to the difference between our equity financings during the two periods. During the first half of 2011 we sold 2,430,000 common shares at $0.25 per share for cash proceeds totaling $571,206, net of $36,294 in equity issuance costs, as compared to the sale of 2,000,000 common shares of our common stock at $0.10 per share for cash proceeds of $200,000 during the first quarter of 2010. Our net repayments of short-term debt during the first six months of 2011 was $14,950 as compared to $17,258 during the first six months of 2010 resulting in an additional net decrease in cash from financing activities of $2,308 between the two quarters.

Off Balance Sheet Arrangements:

We do not have and never had any off-balance sheet arrangements.

Recent Accounting Pronouncements:

From time to time, the Financial Accounting Standards Board or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of Accounting Standards Updates. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, has not or is not expected to have a material impact on our condensed consolidated financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including John C. Power, our Chief Executive Officer who is also our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of the end of the period covered by this report, our CEO and CFO has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) and concluded that due to a material weakness in our accounting for non-recurring complex accounting transactions the design and operation of our disclosure controls and procedures were ineffective as of such date to provide assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

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

During the completion of the quarter ended June 30, 2011 financial statements, we became more familiar with the accounting for complex accounting transactions. In order to remediate these material weaknesses, in 2010, management retained a financial consultant to design, implement and improve processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated to the extent practicable; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP. While we have implemented certain controls to address this matter in the quarter ended June 30, 2011 as described above, we do not believe that this material weakness has been fully remediated as of June 30, 2011.  Consequently, enhanced controls are being implemented during the remainder of 2011. Despite the material weakness described above, we believe that the June 30, 2011 condensed consolidated financial statements are correct in all material respects.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A to Part I of our annual report on  Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities were reported on Form 8-K during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Marketing Agreement with Bill Fishkin (1)
10.2	Agreement to Convert Debt with Donaldson Consulting Services, Inc. (1)
10.3	Term Sheet with LeRoy Wilkes (2)
31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51808), filed June 2, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51808), filed August 3, 2011.
*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Dated: August 15, 2011.	By:	/s/ JOHN C. POWER
John C. Power
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer