Form 10-Q/A
period 2011-06-30
ATHENA SILVER CORP
filed 2011-09-13
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A-1

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”) of Athena Silver Corporation is being filed for the purpose of furnishing Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”).

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after August 15, 2011) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant’s other filings with the SEC.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Marketing Agreement with Bill Fishkin (1)
10.2	Agreement to Convert Debt with Donaldson Consulting Services, Inc. (1)
10.3	Term Sheet with LeRoy Wilkes (2)
31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
____________________
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51808), filed June 2, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51808), filed August 3, 2011.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Dated: September 13, 2011.	By:	__/s/ John C. Power____
John C. Power
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer

INDEX TO EXHIBITS

10.1	Marketing Agreement with Bill Fishkin (1)
10.2	Agreement to Convert Debt with Donaldson Consulting Services, Inc. (1)
10.3	Term Sheet with LeRoy Wilkes (2)
31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(3)
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
____________________
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51808), filed June 2, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51808), filed August 3, 2011.
(3)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed August 15, 2011.