Form 10-Q
period 2011-09-30
ATHENA SILVER CORP
filed 2011-11-17
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ] No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

On November 11, 2011 there were 32,387,786 shares of the registrant’s common stock, $.0001 par value, outstanding.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)	Page

	Condensed Consolidated Balance Sheets – September 30, 2011 and December 31, 2010	2

	Condensed Consolidated Statements of Operations – Three and Nine months Ended September 30, 2011 and 2010 and for the period from inception to September 30, 2011	3

	Condensed Consolidated Statements of Cash Flows – Nine months Ended September 30, 2011 and 2010 and for the period from inception to September 30, 2011	4

	Notes to Condensed Consolidated Financial Statements – Nine months Ended September 30, 2011	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Removed and Reserved	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$22,556	$111,475
Prepaid expenses and other current assets	39,270	106,000
Deferred financing costs, net	892	3,537
Total Current Assets	62,718	221,012

Mineral rights	417,552	195,664
Other assets	—	7,500
Total Assets	$480,270	$424,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$78,576	$46,063
Accrued liabilities	37,917	47,500
Due to related parties	35,390	30,638
Advances from related parties	—	14,950
Notes payable – related party, current portion	30,000	30,000
Total Current Liabilities	181,883	169,151

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 32,387,786 and 29,391,500 shares issued and outstanding, respectively	3,239	2,939
Additional paid-in capital	5,287,974	4,465,768
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(1,391,395)	(612,251)
Total Stockholders’ Equity	298,387	255,025
Total Liabilities and Stockholders’ Equity	$480,270	$424,176

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception of Exploration Stage (January 1, 2010) through
Operating expenses:	2011	2010	2011	2010	September 30, 2011
Exploration costs	$142,561	$5,814	$515,891	$20,439	$568,781
Other operating costs	3,115	5,213	16,259	64,879	98,254
General and administrative expenses	88,223	49,438	236,443	179,118	463,512
Total operating expenses	233,899	60,465	768,593	264,436	1,130,547

Operating loss	(233,899)	(60,465)	(768,593)	(264,436)	(1,130,547)

Other (expense) income:
Interest expense – related parties	(1,344)	(2,008)	(3,992)	(3,020)	(8,842)
Loss on extinguishment of debt to related parties	—	—	—	—	(180,000)
Other income	859	11,634	941	21,319	960
Total other (expense) income	(485)	9,626	(3,051)	18,299	(187,882)

Loss from continuing operations	(234,384)	(50,839)	(771,644)	(246,137)	(1,318,429)

Net loss from discontinued operations	—	(10,260)	—	(52,807)	(65,466)
Net loss	$(234,384)	(61,099)	(771,644)	(298,944)	(1,383,895)

Basic and diluted net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Basic and diluted net loss per share from discontinued operations	$—	$(0.00)	$—	$(0.00)
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average common shares outstanding – basic and diluted	32,380,233	22,606,957	31,462,320	21,915,513

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,		Inception of Exploration Stage (January 1, 2010) through
	2011	2010	September 30, 2011
Cash flows from operating activities:
Net loss	$(771,644)	$(298,944)	$(1,383,895)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	2,645	572	4,108
Share-based compensation expense	30,825	—	30,825
Common stock issued for services	51,572	—	51,572
Loss on extinguishment of debt – related parties	—	—	180,000
Loss on sale of assets of discontinued operations	—	9,992	9,892
Changes in operating assets and liabilities:
Accounts receivable	—	8,684	11,104
Prepaid expenses	66,730	(5,000)	(38,270)
Inventory	—	46,385	46,385
Other assets	—	—	11,036
Accounts payable	32,513	79,984	143,386
Accrued liabilities and other liabilities	4,754	(2,074)	52,910
Net cash used in operating activities	(582,605)	(160,401)	(880,947)

Cash flows from investing activities:
Acquisition of mineral rights	(62,570)	(69,241)	(137,334)
Investment in nonmarketable equity securities	—	—	(7,500)
Net proceeds (expenditures) from disposition of fixed assets, intangibles and other	—	11,037	(82)
Net cash used in investing activities	(62,570)	(58,204)	(144,916)

Cash flows from financing activities:
Borrowings from line of credit	—	2,102	2,427
Repayments of line of credit and shareholder advance	—	(5,000)	(8,312)
Proceeds from notes payable and advances – related parties	27,400	155,962	221,412
Repayments of notes payable and advances – related parties	(42,350)	(128,857)	(213,457)
Proceeds from sale of common stock	571,206	200,000	1,046,206
Net cash provided by financing activities	556,256	224,207	1,048,276

Net increase in cash	(88,919)	5,602	22,413
Cash and cash equivalents, beginning of period	111,475	143	143
Cash and cash equivalents, end of period	$22,556	$5,745	$22,556

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(UNAUDITED)

	Nine Months Ended September 30,		Inception of Exploration Stage (January 1, 2010) through September 30,
	2011	2010	2011

Supplemental schedule of cash flow information:
Cash paid for interest	$3,402	$1,073	$6,714
Cash paid for income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing activities:
(Decrease) increase in accrued liabilities applicable to mineral rights	$(9,583)	$32,500	$37,917
Spin-off dividend	7,500	—	7,500
Common stock issued for mineral rights	168,902	22,000	411,204
Common stock issued for accounts payable	—	82,500	93,450
Common stock issued for deferred financing costs	—	5,000	5,000
Common stock issued for notes payable and advances - related parties	—	—	100,000
Common stock issued for indemnity agreement - related parties:
Indemnification – GWBC-CA accounts payable	—	—	296,953
Indemnification – GWBC-CA accrued liabilities	—	—	262,298
Indemnification – GWBC-CA short-term debt	—	—	435,981

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

1.

Basis of Presentation:

Athena Silver Corporation (“we”, “our”, or “Athena”) prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the periods ended December 31, 2010 and 2009, filed in our annual report on Form 10-K.

Going Concern:

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our condensed consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2011, we had not yet achieved profitable operations and we have accumulated losses of $4,992,826 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common shares. We may also seek to obtain loans from officers, directors or significant shareholders.

2.

Summary of Significant Accounting Policies:

Basic and Diluted Net Loss per Common Share:

Basic earnings per common share (“EPS”) is calculated by dividing net loss available to common shareholders (numerator)  by the weighted-average number of common shares actually outstanding (denominator) during each respective period ended September 30, 2011 and 2010.  The computation of diluted EPS is similar to the computation of basic EPS except that the numerator is increased to exclude charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods), if securities containing potentially dilutive common shares (stock options and convertible debt) had been converted to such common shares, and if such assumed conversion is dilutive.

Our total incremental potential dilutive common shares outstanding at September 30, 2011, were 200,000 and were comprised of outstanding stock options. Our total incremental potential dilutive common shares outstanding at September 30, 2010 were 425,000 and were comprised of outstanding stock options and potential conversion of convertible debt into common stock. All potential dilutive common shares outstanding have been excluded from diluted net loss per common share because the exercise and conversion prices were greater than the average market price of our common stock and the impact of such inclusion would be anti-dilutive.

Recent Accounting Pronouncements:

Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to us.

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

During the term of the Lease, we have the exclusive right to develop and conduct mining operations on the Property. The Property is currently in the exploration stage. All lease payments, exploration or development costs and permitting applications on this property will require new equity capital or loans.

The Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an undiluted 1% equity interest in Athena as additional consideration for granting us the Lease (an “Anti-dilution Provision”).

The Lease also required us to issue to the lessor, on March 15, 2011, 228,980 additional common shares so that the lessor retained an additional undiluted 1% interest in Athena as part of our first year lease rental payment in addition to our annual cash rental payment. A second Anti-dilution Provision under the Lease requires us to issue to the lessor, on March 15th of each year 2012 through 2015, additional common shares so that the lessor retains this additional undiluted 1% equity interest in Athena on those dates as partial lease rental payments in addition to our annual cash rental payments.

On March 15, 2011, in accordance with the terms of the Lease, we issued an aggregate of 375,337 common shares valued at $168,902, to the lessor as partial consideration for entering into the Langtry Lease and as partial consideration for our first year lease rental as follows:

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

During the three and nine months ended September 30, 2011, we recognized lease rental expense of $17,500 and $50,417, respectively, applicable to our annual cash rental payment requirements under the Lease and capitalized these costs as an increase to mineral rights.

4.

Commitments and Contingencies:

Under the terms of our Langtry Lease, we are required to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an undiluted 2% equity interest in Athena. On September 30, 2011, we were obligated to issue 53,489 common shares with a fair value of $16,100 based on the September 30, 2011, closing bid price of $0.301 per share for our common stock. These shares will be issued to the lessor on March 15, 2012, as additional consideration for granting us the Langtry Lease and as partial consideration for our second year lease rental payment. See also Note 3.

5.

Stockholders’ Equity:

On September 23, 2011, we completed a spin-off of our investment in Magellan Gold Corporation common stock, pro rata, to our stockholders of record as of December 31, 2010 (“Spin-off dividend”). Magellan was formed by Athena and two related parties and principal shareholders, to explore for minerals on certain mining claims in Nevada for which Magellan has acquired mining leases. The ratio of distribution of the Spin-off dividend was one (1) share of Magellan common stock for every ten (10) shares of  Athena Silver Corporation common stock (1:10).  Fractional shares were rounded up to the nearest whole-number.  We issued an aggregate of 2,939,152 Magellan shares to an aggregate of 60 Athena stockholders. Prior to the spin-off, we owned approximately 9% of Magellan’s issued and outstanding common shares. Subsequent to and as a result of the spin-off, we disposed of our remaining 60,848 Magellan shares with a book value of $152 and we no longer have an investment in Magellan.

On August 22, 2011, we issued 16,949 common shares valued at $0.54 per share, based on the August 19, 2011, closing bid price for our common stock, as consideration for $10,000 of investor relations services and we recognized a gain of $848 on this transaction and included this gain in other income in our condensed consolidated statements of operations.

On May 31, 2011, we issued 150,000 common shares valued at $0.23 per share, based on the May 30, 2011, closing bid price for our common stock, as consideration for $34,500 of accounting services.

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

6.

Share-Based Compensation:

We recognize share-based compensation expense based on the estimated fair value of awards issued. Share-based compensation for the three months and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation	$30,825	$—	$30,825	$—

A summary of our stock option activity for the nine months ended September 30, 2011 is as follows:

Shares

Options outstanding at December 31, 2010	125,000
Options granted	150,000
Options expired	(75,000)
Options outstanding at September 30, 2011	200,000

On July 14, 2011, we granted 150,000 options to a director which vested 50% on the grant date and vests 50% on August 1, 2012. These options expire on August 1, 2016, and have an exercise price of $0.43 per share which was the market price of our common stock on the date of grant.

The following table summarizes the assumptions used to value these stock options:

Weighted-average:
Risk free interest rate	0.66%
Expected option life (years)	2.76
Expected volatility	166%
Expected dividends	None

7.

Related Party Transactions:

Conflicts of Interests:

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

Athena, Magellan and Silver Saddle are all exploration stage companies involved in the business of acquisition and exploration of mineral resources. In addition, the common ownership could result in significant conflicts of interest both in terms of the allocation of working capital as well as under the doctrine of corporate opportunity, inasmuch as all three entities are engaged in mineral exploration in the United States.  To address the potential of these conflicts of interest, Messrs. Power and Gibbs have adopted the following policies:  opportunities to acquire potential resource will first be analyzed by Silver Saddle which may undertake claim acquisition and/or staking and grass roots evaluation.  If a property is deemed viable, it will be offered to Athena if its primary resource is silver, and will be offered to Magellan if its primary resource is gold. In each instance, a determination must be made if Athena or Magellan, as the case may be, has or can reasonably expect to acquire sufficient capital to undertake the exploration and development of the property.  If an opportunity is assigned to Athena or Magellan, the terms of assignment will be (i) the amount expended by Silver Saddle on the property, including all acquisition and exploration costs, plus (ii) a 2% net smelter return royalty on all future production.  If it is determined that neither Athena nor Magellan has the capital to undertake a new acquisition, Silver Saddle will either abandon the claims or undertake  further exploration  itself or it will attempt to identify another buyer.

While the foregoing will mitigate the conflicts of interest inherent in the interlocking interests, it will not eliminate all potential future conflicts.  Our investors should be cognizant that the interests of Athena may, in the future, be in conflict with the other activities of our control persons.

The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Athena, Magellan and Silver Saddle been autonomous.

Management Fees:

On January 1, 2011, we entered into a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. During the three and nine months ended September 30, 2011, we incurred $7,500 and $22,500, respectively, of management fees to Mr. Power and these costs are included in general and administrative expenses in our condensed consolidated statement of operations.

Legal Fees:

During the three and nine months ended September 30, 2011, we incurred $6,762 and $43,905, respectively, of legal fees to Clifford L. Neuman, a significant investor who is also our legal counsel. During the three and nine months ended September 30, 2010, we incurred legal fees to Mr. Neuman of $22,598 and $54,585, respectively.   These amounts are included in general and administrative expenses in our condensed consolidated statements of operations.

Advances from Related Party:

At September 30, 2011, and December 31, 2010, noninterest bearing advances owed to Mr. Power were $0 and $14,950, respectively.

Notes Payable – Related Party, Current Portion:

At September 30, 2011, and December 31, 2010, notes payable to Mr. Gibbs totaled $30,000. These notes bear interest at 6% per annum, are uncollateralized and mature on December 31, 2011.

Interest Expense and Interest Payable to Related Parties:

Interest expense to related parties, included in interest expense in our condensed consolidated statements of operations, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
John C. Power (1)	$—	$9,195	$—	$27,569
John D. Gibbs	453	1,061	1,347	2,073
Clifford L. Neuman	—	713	—	2,138
	$453	$10,969	$1,347	$31,780

(1)

Includes entities controlled by Mr. Power

Related party interest expense included in net loss from discontinued operations during the three and nine months ended September 30, 2010, was $9,533 and $29,331, respectively.

Interest payable to related parties, included in due to related parties in our condensed consolidated balance sheets, was as follows:

	September 30, 2011	December 31, 2010
John C. Power	$—	$538
John D. Gibbs	2,650	4,167
	$2,650	$4,705

Accounts Payable to Related Parties:

Accounts payable to related parties, included in due to related parties in our condensed consolidated balance sheets, was as follows:

	September 30, 2011	December 31, 2010
John C. Power	$—	$2,098
Clifford L. Neuman	32,740	23,835
	$32,740	$25,933

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

In December 2010, we sold our 100% equity interest in our wholly owned brewing business subsidiary, Golden West Brewing Company, a California corporation (“GWBC-CA”) to Mr. Power and Mr. Gibbs (together the “Buyers”), for $100 cash and the Buyers’ agreement to indemnify and hold us harmless against any liability or obligation for GWBC-CA’s debts in accordance with the terms of an Indemnity Agreement and Amendment No.1 thereto (together, the “Indemnity Agreement”) each dated December 31, 2010, between Athena and the Buyers. As additional consideration for the Indemnity Agreement, we issued 2,500,000 common shares to the Buyers with a fair value of $675,000, or $0.27 per share, which was the closing price of our common stock on December 31, 2010. As a result, we recognized a gain of $320,232 on the disposition of GWBC-CA and recorded this as an increase in additional paid-in capital due to the related party nature of this transaction. As a result of this disposition, we no longer have any involvement in the craft brewing business.

The results of continuing operations were reduced by the revenue and costs associated with our craft brewing business which are included in loss from discontinued operations in our condensed consolidated statements of operations.

Operating results of discontinued operations were as follows:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Discontinued craft brewing operations:
Revenues – discontinued brewing operations	$4,583	$62,332
Expenses – discontinued brewing operations	(962)	(55,149)
Loss on sale of assets – discontinued brewery operations	—	(9,993)
Net income (loss) – discontinued brewing operations	3,621	(2,810)

Discontinued remaining brewing business:
Revenues – discontinued residual brewing operations	2,091	5,034
Expenses – discontinued residual brewing operations	(15,972)	(55,031)
Net loss – discontinued residual brewing operations	(13,881)	(49,997)

Net loss – discontinued operations	$(10,260)	$(52,807)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011, and our unaudited condensed consolidated financial statements and notes thereto included with this Quarterly Report on Form 10-Q in Part I. Item 1.

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

Our primary focus during the remainder of 2011 will be to continue to evaluate our Langtry Property through analysis of historical records, resource evaluation and metallurgical studies; acquire additional mineral rights; and develop a plan for additional exploration, development and permitting of the Property.  Our annual mining lease payments, permitting applications, and exploration and development efforts will require additional capital.

Results of Operations:

Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our condensed consolidated financial statements in Part I, Item 1 of this report, including the notes thereto.

Results from Continuing Operations for the Three Months Ended September 30, 2011 and 2010:

A summary of our results from continuing operations is as follows:

	Three Months Ended September 30,
	2011	2010
Operating expenses:
Exploration costs	$142,561	$5,814
Other operating costs	3,115	5,213
General and administrative expenses	88,223	49,438
Total operating expenses	233,899	60,465

Operating loss	(233,899)	(60,465)

Other income (expense):
Interest expense	(453)	(1,436)
Amortization of deferred financing costs	(891)	(572)
Other income (expense)	859	11,634
Total other income (expense):	(485)	9,626

Loss from continuing operations	$(234,384)	$(50,839)

Our 2011 third quarter loss from continuing operations was $234,384 as compared to $50,839 in 2010. The $183,545 increase in our loss was mainly attributable to a $136,747 increase in our mineral exploration activities and a $38,785 increase in general and administrative expenses during the third quarter of 2011 as compared to the same period in 2010.

Operating Expenses:

Our third quarter 2011 operating expenses were $233,899 as compared to $60,465 during the third quarter of 2010.

During the third quarter of 2011 we incurred $142,561 of exploration costs as compared to $5,814 during the third quarter of 2010.  We completed our drilling program in the first quarter of 2011 and third quarter costs were mainly comprised of environmental, geological, metallurgical and engineering consulting expense. We were still in the early exploration stage during the third quarter of 2010 and did not incur significant exploration costs. During the third quarter of 2011 we also incurred $3,115 of other operating costs as compared to $5,213 during the third quarter of 2010. Other operating costs were comprised entirely of environmental expense during these two periods.

General and administrative expenses increased $38,785, or 78%, to $88,223 during the third quarter of 2011 as compared to $49,438 during the third quarter of 2010. $30,825 of this increase was non-cash share-based compensation expense applicable to stock options granted to a new director during the third quarter of 2011. Professional fees, which include legal, accounting, audit, management and other professional fees, decreased $1,706, or 4%, to $43,498 during the third quarter of 2011 as compared to $45,204 during the third quarter of 2010. All other general and administrative expenses increased by $9,666 to $13,900 in the third quarter of 2011 as compared to $4,234 during the same period in 2010 mainly due to an increase in travel expense relating to site visits and investor relation events.

Other (Expense) Income:

Other nonoperating expense, net, was $485 during the third quarter of 2011 as compared to $9,626, net, of other nonoperating income during the same period in 2010.

Discontinued Operations:

Net loss from discontinued operations was $0 during the third quarter of 2011 as compared to $10,260 during the third quarter of 2010 as we completed the disposition of our craft brewing operations during 2010.

Results from Continuing Operations for the Nine Months Ended September 30, 2011 and 2010:

A summary of our results from continuing operations is as follows:

	Nine Months Ended September 30,
	2011	2010
Operating expenses:
Exploration costs	$515,891	$20,439
Other operating costs	16,259	64,879
General and administrative expenses	236,443	179,118
Total operating expenses	768,593	264,436

Operating loss	(768,593)	(264,436)

Other (expense) income :
Interest expense	(1,347)	(2,448)
Amortization of deferred financing costs	(2,645)	(572)
Other income	941	21,319
Total other (expense) income:	(3,051)	18,299

Loss from continuing operations	$(771,644)	$(246,137)

Our 2011 first nine month loss from continuing operations was $771,644 as compared to $246,137 in 2010. The increase in our loss was mainly attributable to the increase in our mineral exploration activities during the first nine months of 2011 as compared to the same period in 2010.

Operating Expenses:

Our operating expenses were $768,593 during the nine months ended September 30, 2011, as compared to $264,436 during the same period in 2010.

During the first nine months of 2011 we incurred $515,891 of exploration costs as compared to $20,439 during the same period in 2010.  This $495,452 increase was a result our 13 hole drilling program during the first quarter of 2011 which included $278,112 of drilling and sample analysis costs as compared to no drilling and sample analysis cost during the first nine months of 2010.  Other exploration costs increased $217,340 to $237,779 during the first nine months of 2011 as compared to $20,439 during the same period in 2010 mainly as a result of increased geological and geophysical consulting expense incurred in 2011.

Other operating costs decreased $48,620, or 75%, to $16,259 during the nine months ended September 30, 2011 as compared to $64,879 during the same period in 2010. Other operating costs were comprised mainly of environmental expenses which have decreased significantly as we moved from the pre-exploration stage in 2010 to drilling and evaluation activities in 2011.

General and administrative expenses increased $57,325, or 32%, to $236,443 during the first nine months of 2011 as compared to $179,118 during the same period in 2010. $30,825 of this increase was non-cash share-based compensation expense applicable to stock options granted to a new director during the third quarter of 2011. Professional fees increased by $11,139, or 7%, to $175,651 during the first nine months of 2011 as compared to $164,512 during the first nine months of 2010 mainly as a result of new management fees of $22,500 in 2011. Other general and administrative expenses increased by $15,361 to $29,967during the first nine months of 2011 as compared to $14,606 during the same period in 2010. This increase was mainly due to increased travel costs relating to site visits and investor relation events.

Other (Expense) Income:

During the first nine months of 2011 we incurred $3,051 of other nonoperating expense, net, as compared to $18,299 of other nonoperating income, net, during the same period in 2010.

Discontinued Operations:

Net loss from discontinued operations was $0 during the first nine months of 2011 as compared to $52,807 during the first nine months of 2010 as we completed the disposition of our craft brewing operations during 2010.

Liquidity and Capital Resources:

Liquidity:

During the first nine months of 2011 we required capital principally for funding of our operating losses; our first year mineral rights lease payment and our working capital. To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although we have no commitment for future financing and there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On September 30, 2011, we had $22,556 of cash and cash equivalents and negative working capital of $119,165. In March 2011 we raised $571,206 of cash, net of $36,294 of equity offering costs, through the private sale of 2,430,000 common shares at $0.25 per share. 1,000,000 of these shares were purchased by a related party. We plan to use these proceeds to further our mineral exploration efforts and to fund working capital needs.

We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

Cash Flows:

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine months Ended September 30,
	2011	2010

Net cash used in operating activities	$(582,605)	$(160,401)
Net cash used in investing activities	(62,570)	(58,204)
Net cash provided by financing activities	556,256	224,207

Net (decrease) increase in cash	(88,819)	5,602
Cash and cash equivalents, beginning of period	111,475	143
Cash and cash equivalents, end of period	$22,556	$5,745

Net cash used in operating activities:

Net cash used in operating activities was $582,605 and $160,401 during the nine months of 2011 and 2010, respectively.

Cash used in operating activities during the first nine months of 2011 mainly relates to our $771,644 net loss as adjusted for non-cash items and changes in operating assets and liabilities.  The most significant adjustment to our net loss was a $66,730 decrease in prepaid expenses resulting from our utilization of $100,000 of prepaid drilling costs during the first nine months of 2011 offset by a $33,270 net increase in prepaid consulting services. In addition, we used $37,267 of cash to reduce our accounts payable and accrued liabilities during the first nine months of 2011. Net loss was also adjusted by $2,645 of non-cash amortization of deferred financing costs, $30,825 of non-cash share-based compensation expense and $51,572 of consulting services paid for with common stock.

Adjustments to our net loss of $298,944 during the first nine months of 2010 to arrive at our $160,401 cash used in operating activities were comprised of a net $127,979 change in our operating assets and liabilities. This change consisted of a $77,910 net increase in accounts payable and accrued expenses, plus a $46,385 decrease in inventory, offset by a $3,684 net decrease in accounts receivable and prepaid expenses. Our net loss was also adjusted by a $9,992 non-cash loss on the sale of assets applicable to our discontinued operations during the first half of 2010 and $572 of deferred financing costs amortization.

Net cash used in investing activities:

Cash used in investing activities was $62,570 during the first nine months of 2011 as compared to $58,204 during the first nine months of 2010.

Our cash used in investing activities during the first nine months of 2011 and 2010 was mainly comprised of our $60,000 first year lease rental payment in March 2011 and our $50,000 lease bonus payment in March 2010, respectively.

Net cash provided by financing activities:

Cash provided by financing activities during the first nine months of 2011 was $556,256 compared to cash provided by financing activities of $224,207 during the same period in 2010.

The $332,049 increase in cash provided by financing activities between the two periods principally relates to the difference between our equity financings during the two periods. During the first half of 2011 we sold 2,430,000 common shares at $0.25 per share for cash proceeds totaling $571,206, net of $36,294 in equity issuance costs, as compared to the sale of 2,000,000 common shares of our common stock at $0.10 per share for cash proceeds of $200,000 during the first quarter of 2010. Our net repayments of short-term debt during the first nine months of 2011 was $14,950 as compared to net borrowings of $24,207 during the first nine months of 2010 resulting in an additional net decrease in cash from financing activities of $39,157 between the two periods.

Off Balance Sheet Arrangements:

We do not have and never had any off-balance sheet arrangements.

Recent Accounting Pronouncements:

Recently issued Financial Accounting Standards Board Accounting Standards Codification guidance has either been implemented or is not significant to us.

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

During the completion of the quarter ended September 30, 2011, financial statements, we became more familiar with the accounting for complex accounting transactions. In order to remediate these material weaknesses, in 2010, management retained a financial consultant to design, implement and improve processes and controls to ensure that (a) all material transactions are properly recorded, reviewed and approved; (b) all significant accounts are reconciled on a timely basis; (c) duties are properly segregated to the extent practicable; and, (d) complex accounting issues are properly evaluated and accounted for in accordance with GAAP. While we have implemented certain controls to address this matter in the quarter ended September 30, 2011 as described above, we do not believe that this material weakness has been fully remediated as of September 30, 2011.  Consequently, enhanced controls are being implemented during the remainder of 2011. Despite the material weakness described above, we believe that our September 30, 2011 condensed consolidated financial statements are correct in all material respects.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Item 1A to Part I of our annual report on  Form 10-K for the year ended December 31, 2010, except the following:

Our principal shareholders and control persons are also principal shareholders and control persons of Magellan and Silver Saddle, which could result in conflicts with the interests of minority stockholders.

Messrs. Gibbs and Power are control persons and principal shareholders of Magellan, Athena and Silver Saddle.  Magellan, Athena and Silver Saddle are engaged in mineral exploration activities, although in different geographical regions. While the geographical focus of the two companies is different, numerous conflicts could arise in the future.  For example, Messrs. Gibbs and Power have provided the majority of working capital for all three companies to date, and in the likely event that these companies require additional capital in the future, their resources may be inadequate to finance the activities of all. In addition, if new prospects become available, a conflict may exist with respect to which company to offer those opportunities. While Messrs. Gibbs and Power have developed a conflict of interest policy to mitigate the potential adverse effects of these conflicts, these conflicts represent a significant risk to the shareholders of the Company. Conflicts for access to limited resources and opportunities cannot be eliminated completely, and investors should be aware of their potential.

Our principal executive officer, Mr. Power, intends to devote only a limited amount of his time and attention to the business of the Company.

Mr. Power is the President and CEO of both Magellan and Athena.  He anticipates that he will only devote approximately 25% of his time and attention to the business of the Company.  This limited focus could result in significant delays in the Company’s exploration activities and ability to generate revenues and profits, if any, in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities were reported on Form 8-K during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Marketing Agreement with Bill Fishkin (1)
10.2	Agreement to Convert Debt with Donaldson Consulting Services, Inc. (1)
10.3	Term Sheet with LeRoy Wilkes (2)
10.4	Accredited Members, Inc. Platinum Profile and Presentation Agreement (3)
31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51808), filed June 2, 2011.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51808), filed August 3, 2011.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-51808), filed September 9, 2011.
*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Dated: November 14, 2011.	By:	/s/ JOHN C. POWER
John C. Power
Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer