Form 10-K
period 2011-12-31
ATHENA SILVER CORP
filed 2012-04-16
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 000-51808

ATHENA SILVER CORPORATION

(Exact Name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1909408 (IRS Employer Identification number)
2010A Harbison Drive # 312, Vacaville, CA (Address of principal executive offices)	95687 (Zip Code)

Registrant's telephone number, including area code:   (707) 884-3766

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No[ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant  to Item 405 of Regulation S-K is not contained herein, and will not be contained,  to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,148,806 based upon the last sale price of $0.39 as reported on the Over the Counter Bulletin Board.

The number of shares outstanding of the registrant’s common stock, as of April 13, 2012, is 32,459,132.

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

None.

Safe Harbor for Forward-looking Statements

In General

 This Report contains statements that plan for or anticipate the future.  In this Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.

The factors that could cause actual results to differ materially from those projected in the forward-looking statements include:

*	the risk factors set forth below under “Risk Factors”;

*	our ability to raise additional financing necessary to conduct our business;

*	our future business plans and strategies;

*	changes that could result from future acquisition of new mining properties or businesses;

*	our ability to commercially develop our mining interests.;

*	risks and hazards inherent in the mining business, including environmental hazards, industrial accidents, weather or geologically related conditions;

*	uncertainties inherent in our exploratory and developmental activities, including risks relating to permitting and regulatory delays;

*	changes in the market prices of silver;

*	uncertainties inherent in the estimation of silver ore reserves;

*	effects of environmental and other governmental regulations; and

*	the worldwide economic downturn and difficult conditions in the global capital and credit markets.

Readers are cautioned not to put undue reliance on forward-looking statements. We disclaim any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

In light of the significant uncertainties inherent in the forward-looking statements made in this Report, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

Athena Silver Corporation (“we,” “our,” “us,” or “Athena”) is an exploration stage company engaged in the acquisition and exploration of mineral resources. We were incorporated in the state of Delaware on December 23, 2003, and we became an exploration stage company effective January 1, 2010. We have not presently determined whether our mineral properties contain mineral reserves that are economically recoverable.

Originally, we were formed to acquire and operate Butte Creek Brewing Company, LLC (“Butte Creek”) a craft brewery business with brewery operations in Chico, California. In late 2008, we decided to discontinue our brewery operations and during the first half of 2009, we closed our brewery and completed the sale of all of our brewery equipment. In December 2009, we decided to exit the craft brewing business in order to focus exclusively on the acquisition and exploration of mineral resources.

During the first half of 2010, we disposed of our remaining craft brewing business assets and in December 2010, we decided to sell our brewing business subsidiary, Golden West Brewing Company (“GWBC”), consisting of nominal assets and debt and other liabilities totaling approximately $1.0 million. On December 31, 2010, we sold our 100% equity interest in GWBC to John C. Power, our CEO, and John D. Gibbs, a significant investor (together the “Buyers”), for $100 cash and the Buyers’ agreement to indemnify and hold us harmless against any liability or obligation for GWBC’s debts in accordance with the terms of an Indemnity Agreement between Athena and the Buyers. As additional consideration for the Indemnity Agreement, we issued 2,500,000 common shares to the Buyers and we forgave all intercompany debt owed to Athena by GWBC.

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

In March 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which superseded the Purchase Agreement and granted us a 20 year lease to develop and conduct mining operations on the Langtry Property, also with an option to purchase.

Going forward, our primary focus will be to continue our evaluation of the Langtry Property including the possible acquisition of additional mineral rights and additional exploration, development and permitting activities.  Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital.

Our Board of Directors approved a change of name for our business to Athena Silver Corporation which became effective on February 5, 2010.  The new ticker symbol assigned to us by FINRA is:  “AHNR”.

Conflicts of Interests

Magellan Gold Corporation (“Magellan”) is a publicly-held company under common control. Mr. Power is our President, CEO and a director and is also President and director and of Magellan. Mr. Power and Mr. Gibbs are significant investors in both Athena and Magellan.

Silver Saddle Resources, LLC (“Silver Saddle”) is a private company under common control. Mr. Power and Mr. Gibbs are significant investors and managing members of Silver Saddle.

Athena, Magellan and Silver Saddle are exploration stage companies and each is involved in the business of acquisition and exploration of mineral resources.

The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Athena, Magellan and Silver Saddle been autonomous.  In addition, the common ownership could result in significant conflicts of interest both in terms of the allocation of working capital as well as under the doctrine of corporate opportunity, inasmuch as all three entities are engaged in mineral exploration in the United States.  Messr. Power and Gibbs have not adopted any policy or guidelines to mitigate the potential adverse effects of their conflicting interests between and among, Athena, Magellan and Silver Saddle.

Investors in Athena should be cognizant that the interests of Athena may, in the future, be in conflict with the other activities of Athena’s control persons.

 SUMMARY PROVISIONS OF THE LANGTRY LEASE

The following is a summary of the material provisions of the Langtry Lease:

•

The Lease commenced March 15, 2010, and has a term of 20 years expiring March 15, 2030.

•

Upon signing, we paid the lessor $50,000 in cash and issued 220,000 common shares with a fair value of $70,400, or $0.32 per share, as initial consideration for granting us the Lease.

•

The Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an undiluted 1% equity interest in Athena as additional consideration for granting us the Lease (an “Anti-dilution Provision”).

•

On March 15, 2011, we issued the lessor 228,940 common shares so that the lessor retained an additional undiluted 1% interest in Athena as part of our first year lease rental payment in addition to our annual cash rental payments described below.

•

A second Anti-dilution Provision under the Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an additional undiluted 1% equity interest in Athena on those dates as lease rental payments in addition to our annual cash rental payments described below.

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

•

Under the Langtry Lease we declared our intention to expend a minimum of $2.0 million in permitting and other preproduction costs prior to March 15, 2015. If we fail to make these expenditures we will be deemed to be in breach of the Lease and the lessor will have the option to terminate the Lease by giving us 30 days written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the lease term by giving the lessor 30 days written notice of termination on or before February 13th of each year.

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

During the term of the Lease, Athena Minerals has the exclusive right to develop and conduct mining operations on the Langtry Property.   Future lease payments and/or exploration and development of this property will require new equity and/or debt capital.

LANGTRY PROJECT CLAIMS

In April, 2010, we staked nine unpatented mining lode claims and in October 2011, we staked an additional 13 unpatented mining lode claims all of which are located in Sections 7,8,9,16,17 & 18 of Township 10 North, Range 1 East, San Bernardino Base & Meridian on federal land managed by the Bureau of Land Management (“BLM”). These 22 unpatented claims are adjacent or in close proximity to our Langtry Property and together with the 20 patented Langtry Property claims comprise our Langtry Project. All of our unpatented claims are active and valid, subject to renewals. We have not undertaken any exploration activity on our unpatented claims.

BLM Serial No.

Claim Name

CAMC296910

Clipper #1

CAMC296911

Clipper #2

CAMC296912

Clipper #3

CAMC296913

Clipper #4

CAMC296914

Clipper #5

CAMC296915

Hawaii Clipper

CAMC296916

California Clipper #2

CAMC296917

California Clipper #3

CAMC296918

California Clipper #4

CAMC300265

Clipper #12

CAMC300266

Clipper #13

CAMC300267

Clipper #14

CAMC300268

Clipper #15

CAMC300269

Clipper #16

CAMC300270

Clipper #17

CAMC300271

Clipper #18

CAMC300272

Clipper #19

CAMC300273

Clipper #20

CAMC300274

Clipper #21

CAMC300275

Clipper #22

CAMC300276

Clipper #23

CAMC300277

Clipper #24

OTHER UNPATENTED MINING CLAIMS

On November 15, 2010, we staked nine unpatented lode claims in San Bernardino County, California.    The claims are located in Sections 7 and 18, Township 10 North, Range 2 West, San Bernardino Base & Meridian.   The claims are adjacent to a historic silver/lead mine known as the Pedry Mine (the “Pedry Claims”).

These claims were filed with the BLM on January 13, 2011.

BLM Serial No.	Claim Name
CAMC298045	San Pasqual
CAMC298046	San Miguel
CAMC298047	Santa Anna
CAMC298048	San Bernardino
CAMC298049	San Gabriel
CAMC298050	San Luis Obispo
CAMC298051	Santa Clara
CAMC298052	Santa Coleta
CAMC290853	Santo Angel

On December 14, 2011, we staked and subsequently filed, on March 13, 2012, four unpatented lode claims, with the BLM, located in San Bernardino County, California.    The claims are located in Sections 7 and 18, Township 10 North, Range 1 West and Sections 12 and 13, Township 10 North, Range 2 West, San Bernardino Base & Meridian.   The claims are adjacent to a historic silver mine known as the Waterman Mine (the “Waterman Claims”).

BLM Serial No.	Claim Name
CAMC302228	Silver Glance
CAMC302229	Front
CAMC302230	Omega East
CAMC302231	Alpha East

We do not intend to engage in any material exploration activities on the Pedry or Waterman Claims during the next twelve months.

Unpatented Mining Claims:  The Mining Law of 1872

Except for the Langtry Property, our mineral rights consist of leases covering "unpatented" mining claims created and maintained in accordance with the U.S. General Mining Law of 1872, or the “General Mining Law.” Unpatented mining claims are unique U.S. property interests, and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented mining claims is often uncertain. The validity of an unpatented mining claim, in terms of both its location and its maintenance, is dependent on strict compliance with a complex body of federal and state statutory and decisional law that supplement the General Mining Law. Also, unpatented mining claims and related rights, including rights to use the surface, are subject to possible challenges by third parties or contests by the federal government. In addition, there are few public records that definitively control the issues of validity and ownership of unpatented mining claims. We have not filed a patent application for any of our unpatented mining claims that are located on federal public lands in the United States and, under possible future legislation to change the General Mining Law, patents may be difficult to obtain.

Location of mining claims under the General Mining Law, is a self-initiation system under which a person physically stakes an unpatented mining claim on public land that is open to location, posts a location notice and monuments the boundaries of the claim in compliance with federal laws and regulations and with state location laws, and files notice of that location in the county records and with the BLM. Mining claims can be located on land as to which the surface was patented into private ownership under the Stockraising Homestead Act of 1916, 43 U.S.C. §299, but the mining claimant cannot injure, damage or destroy the surface owner's permanent improvements and must pay for damage to crops caused by prospecting. Discovery of a valuable mineral deposit, as defined under federal law, is essential to the validity of an unpatented mining claim and is required on each mining claim individually. The location is made as a lode claim for mineral deposits found as veins or rock in place, or as a placer claim for other deposits. While the maximum size and shape of lode claims and placer claims are established by statute, there are no limits on the number of claims one person may locate or own. The General Mining Law also contains provision for acquiring five-acre claims of non-mineral land for millsite purposes. A mining operation typically is comprised of many mining claims.

The holder of a valid unpatented mining claim has possessory title to the land covered thereby, which gives the claimant exclusive possession of the surface for mining purposes and the right to mine and remove minerals from the claim. Legal title to land encompassed by an unpatented mining claim remains in the United States, and the government can contest the validity of a mining claim. The General Mining Law requires the performance of annual assessment work for each claim, and subsequent to enactment of the Federal Land Policy and Management Act of 1976, 43 U.S.C. §1201  et seq., mining claims are invalidated if evidence of assessment work is not timely filed with BLM. However, in 1993 Congress enacted a provision requiring payment of $140 per year claim maintenance fee in lieu of performing assessment work, subject to an exception for small miners having less than 10 claims. No royalty is paid to the United States with respect to minerals mined and sold from a mining claim.

The General Mining Law provides a procedure for a qualified claimant to obtain a mineral patent   (i.e., fee simple title to the mining claim) under certain conditions. It has become much more difficult in recent years to obtain a patent. Beginning in 1994, Congress imposed a funding moratorium on the processing of mineral patent applications which had not reached a designated stage in the patent process at the time the moratorium went into effect. Additionally, Congress has considered several bills in recent years to repeal the General Mining Law or to amend it to provide for the payment of royalties to the United States and to eliminate or substantially limit the patent provisions of the law.

Mining claims are conveyed by deed, or leased by the claimant to the party seeking to develop the property. Such a deed or lease (or memorandum of it) needs to be recorded in the real property records of the county where the property is located, and evidence of such transfer needs to be filed with BLM. It is not unusual for the grantor or lessor to reserve a royalty, which as to precious metals often is expressed as a percentage of net smelter returns.

Patented Mining Claims

Patented mining claims, such as our Langtry Property claims, are mining claims on federal lands that are held in fee simple by the owner.  No maintenance fees or royalties are payable to the BLM; however lease payments and royalties are payable under the operative leases.

LOCATION, HISTORY AND GEOLOGY OF THE LANGTRY PROJECT

Langtry Project:

The Langtry Project covers 862 acres and consists of 20 patented lode mining claims held under the Strachan Lease and 22 unpatented lode mining claims that have been staked and filed with the BLM.

Location, Access and Composition

The Langtry Project is located in the central part of the Mojave Desert of Southern California. It is situated along the western flank of the Calico Mountains, about 10 miles northeast of Barstow in San Bernardino County. Access is good with paved county roads within a mile of the project. A rail shipping point is about five miles to the south.

The property can be accessed from Barstow by traveling north on I-15 to the Fort Irwin Road exit and traveling approximately 5.4 miles to a 4WD dirt road that leads to the claims.

The following map shows the location of our Langtry Project claims:

ATHENA MINERALS, INC.

CLAIMS EXHIBIT

VICINITY OF CALICO
COUNTY OF SAN BERNARDINO, CA

"LANGTRY"
"CLIPPER"
"CALIFORNIA CLIPPER"
"HAWAII"
FORT IRWIN ROAD
8
9
1000 0 1000 2000 3000
SCALE: 1"=1000'
VICINITY MAP
PROJECT SITE
N
DRAFTED: 04-04-2012

MAP LEGEND:

- PATENTED ATHENA MINERALS CLAIMS
- UNPATENTED ATHENA MINERALS CLAIMS
- SECTION LINES
- 100' EXISTING INDEX CONTOURS (U.S.G.S)
- 20' EXISTING INTERVAL CONTOURS (U.S.G.S.)

MAP NOTES:

1.) PATENTED CLAIMS/PARCELS LINEWORK PER THE SAN BERNARDINO COUNTY GEOGRAPHIC INFORMATION SYSTEM (GIS) SHAPEFILE DATA.

2.) UNPATENTED CLAIMS PER MAPS PROVIDED BY THE UNITED STATES B.L.M.

3.) UNPATENTED ATHENA MINERALS (TO DATE) PER STAKING BY JOSEPH E. BONADIMAN & ASSOCIATES, INC.

4.) TOWNSHIP 10 NORTH RANGE 1 EAST OF SAN BERNARDINO BASE AND MERIDIAN

Power and Water

Commercial power is available about 3 miles west of the Project. on Nevada highway 447 approximately five miles to the east.

A likely source of process water would be groundwater produced from an alluvial or regional aquifer. Based upon a hydrologic investigation of the Marine Corps Logistics Base, Nebo and Yermo Annexes,

near Barstow, California, conducted by the U.S. Geological Survey (1997), such aquifers may exist in major washes associated with the Calico Mountains.1

Pipelines and attendant infrastructure (wells, pumps to lift the water to higher elevation, etc.) would be required to convey process water to the Project. The distance from the Ft. Irwin Road to the property is approximately one mile by dead reckoning. That is the minimum distance groundwater would need to be conveyed. Actual distance would depend upon the location of a suitable site.

__________________________________________

1 The U.S. Geological Survey (1997) defined two main aquifer systems in the area of the Nebo and Yermo Annexes. The Mojave River aquifer is contained within the sand and gravel of the Mojave River alluvium, and the regional aquifer lies in the bordering alluvial-fan deposits and older alluvium.

Geology

The large tonnage, modest grade disseminated silver-barite mineralization at Langtry is hosted by the Barstow Formation, a brecciated sequence of Miocene age siltstones, sandstones, some thin bedded calcarenites, and water laid tuffs that were deposited in a shallow lake environment. These sediments are underlain by volcanic flows and breccias of primarily dacitic to andesitic composition (Pickhandle Formation). Both vein mineralization, hosted in the Pickhandle Formation, and the disseminated mineralization hosted in the overlying Barstow Formation are believed to have formed from a common event, with the host rock controlling the style of mineralization. The vein network generally parallels a regional zone of northwestern-trending faults that has acted as both a feeder for mineralization and has displaced it during periods of reactivation.

The disseminated silver mineralization, hosted in the brecciated Barstow Formation, consists of pervasive silicification with barite, grading with depth to quartz with lesser barite, minor hematite, calcite, and silver bearing sulfides, mostly acanthite with very fine grained native silver. Sphalerite and galena were identified from microscopy in grains typically smaller than 25 microns. Argentojarocite and cerargyrite are also reported locally. A separate event with magnetite and manganese oxide and silver mineralization is also known from the district.

The host rock type for the Langtry mineralization is the Miocene age Barstow formation.  This is a sedimentary sequence of sandstone, mudstone, siltstone, and locally silty limestone.

The Langtry deposit is intersected by multiple faults.  The most prominent is the Calico fault that is located along the southwest side of the mineralization.  The fault is interpreted to be right laterial with displacement as much as several miles horizontally and several hundred feet vertically.  There are numberous “splay” faults form the Calico of which at least two are interpted to cross the Langtry deposit striking east to north east.

The northeastern boundary of the deposit is defined by an un-named fault that strikes more to the northwest than the Calico fault.  This boundary fault occurs almost immediately at the toe of the montains that lie immediately north of the Langtry Deposit.  The north bounding fault and the Calico fault intersect at the east end of the Langtry Deposit.

Numerous silver bearing veins are hosted within the Barstow formation. These are often high grade when compared to the surrounding rock mass.

History

 Early mining in the Calico District was most active during the period 1881 to 1896. During that time an estimated 20 million ounces of silver were mined by underground methods from veins, mostly in the Wall Street Canyon and Odessa Canyon areas, on the south end of the Calico Mountains, just north of the historic town of Calico. Average grade mined has been estimated to have been about 25 ounces of silver per ton of ore. Calico is now a ghost town and California state park.

The earliest report on the Langtry Mines was published by the California State Mining Bureau (1896). The report states:

“They [the Langtry Mines] are 5 miles west of Calico, and comprise a group of claims upon which considerable work has been done. The veins are fissures in tufa, and are the only veins in this district entitled to be called fissures. The strike is E. and W. and the dip 80° N. The tufa lies in nearly horizontal beds. The main filling is baryta [barium hydroxide] and quartz containing chloride of silver, iron oxide, and carbonate of lead. Idle. T. N. Stebbins, of Daggett, owner.”

In the late 1950s the price of barite rose substantially. The Leviathan Mine was known to have a series of persistent and thick (+50-foot-wide) veins zoned with ore grade barite and low grade silver, as a result of which it was placed into production as an open pit to supply barite to the oil-drilling industry. From 1957 to 1961 the mine was reportedly the largest barite producer on the west coast.

In the mid 1960s, Asarco began exploration work in the district, focusing on disseminated silver mineralization near the Waterloo Mine. By 1973, Asarco had established a substantial resource of disseminated silver mineralization along the southwest flank of the Calico Mountains. Their Waterloo Project (south-southeast of the Langtry Property) was reported to host 45 million tons grading 3.5 ounces per ton (opt) silver in a configuration amenable to open pit mining. Asarco patented the claims and sought permits to mine. The permits reportedly were issued with the final approval of the San Bernardino Board of Supervisors. Details in implementing the permits caused delays, and when the price of silver declined, Asarco suspended activity on the project. The project was sold to Pan American in 1994–1995.

Around 1967, the Superior Oil Company, Minerals Division, began exploration about two miles north-northwest of the Asarco project in the area of the old Langtry Mine. The Superior Oil program resulted in the discovery of another bulk minable disseminated silver deposit. The principal development work consisted of more than 200 drill holes, most drilled to depths of about 500 feet, surface trenches, and access roads. Most of the boreholes were rotary drilled, although some were core drilled. Rotary cuttings were collected on 5-ft or 10-ft intervals and assayed; core was assayed at approximately 10-ft intervals. The assay data for each hole were recorded by Superior Oil on Graphic Drill Logs, 198 of which are available with assays. Silver, in ounces per ton, was reported for every hole, even if it was reported as “trace.” Percent barite (BaSO4) was reported for many holes, and lead assays were reported for a limited number of holes. Laboratory reports for these data are not available.

The Langtry Project at that time was projected to host:

•

22 million tons of ore grading 2.37 opt silver, using a 1.3 opt silver cutoff grade, with a strip ratio of 3.3:1, for a total of 52.14 million ounces, and

•

barite grading at 7.9 percent, for a total of 1.73 million tons.

Superior estimated a potential 65 percent recovery rate on the silver ore. The estimates are not CIM compliant.

The forgoing historical resource projections have not been subsequently confirmed or verified using contemporary geological and metallurgical techniques.  As a result, they should be deemed unreliable resource estimates.  Under no circumstances should they be viewed as a representation of any resource reserves under applicable SEC reporting requirements.

At the behest of Superior Oil Company, the BLM prepared a Mineral Validity Report (BLM, 1974) evaluating Mineral Patent Application No. R-4645. The application was filed by Title Insurance and Trust Company, agent for Superior Oil Company, for 21 lode mining claims located in T.10 N., R. 1 E., Sections 6, 7, 8, and totaling 433.881 acres. The BLM verified drill sites on the individual claims; drilled twin holes; collected 62 check samples that were assayed by Skyline Labs, Inc. in Tucson, Arizona; correlated assay data for each claim; and excavated surface cuts and trenches to expose sample locations where the ore deposit cropped out near the surface.

Current State of Exploration and Development

Our current focus is primarily on the exploration of our Langtry Property.

The historic potential of the Langtry Property has been substantiated by a 13 hole confirmation drilling program performed by us in January and February 2011. Our drilling program consisted of  10 vertical holes drilled to depths of between 350’ to 575’for a total of 4,285’ to  test the results of a much larger historic drilling program conducted by Superior Oil Company; and three angle holes drilled to a depth of between 500’ and 600’ for a total of 1,700’ were exploratory as they targeted veins near 19th century historic workings on the Property and were not intended to replicate any prior drill holes.

Recommendations for follow-up work include:

•

Complete a NI 43-101 Technical Report for the Project;

•

Continue baseline environmental studies as a prerequisite to mine permitting applications;

•

Additional confirmation drilling, as core drilling should be done to verify historical results and further delineate parameters of the deposit;

•

Core drilling should also be considered to produce additional sample material for further metallurgical testing;

•

If metallurgical test work results are positive, the next step in the process for the Project would be a preliminary economic assessment (scoping study) to define the criteria for potential mineability and the potential Project economics.

Future lease payments and/or exploration and development of this property will require new equity and/or debt capital.

OUR EXPLORATION PROCESS

Our exploration program is designed to acquire, explore and evaluate exploration properties in an economically efficient manner. We have not at this time identified or delineated any mineral reserves on any of our properties.

We expect our exploration work on a given property to proceed generally in three phases. Decisions about proceeding to each successive phase will take into consideration the completion of the previous phases and our analysis of the results of those phases.

The first phase is intended to determine whether a prospect warrants further exploration and involves:

•

researching the available geologic literature;

•

interviewing geologists, mining engineers and others familiar with the prospect sites;

•

conducting geologic mapping, geophysical testing and geochemical testing;

•

examining any existing workings, such as trenches, prospect pits, shafts or tunnels;

•

digging trenches that allow for an examination of surface vein structures as well as for efficient reclamation, re-contouring and re-seeding of disturbed areas; and,

•

analyzing samples for minerals that are known to have occurred in the test area.

Subject to obtaining the necessary permits in a timely manner, the first phase can typically be completed on an individual property in several months at a cost of less than $200,000.

The second phase is intended to identify any mineral deposits of potential economic importance and would involve:

•

examining underground characteristics of mineralization that were previously identified;

•

conducting more detailed geologic mapping;

•

conducting more advanced geochemical and geophysical surveys;

•

conducting more extensive trenching; and

•

conducting exploratory drilling.

Subject to obtaining the necessary permits in a timely manner, the second phase can typically be completed on an individual property in nine to twelve months at a cost of less than $1 million. None of our properties has reached the second phase.

The third phase is intended to precisely define depth, width, length, tonnage and value per ton of any deposit that has been identified and would involve:

•

drilling to develop the mining site;

•

conducting metallurgical testing; and

•

obtaining other pertinent technical information required to define an ore reserve and complete a feasibility study.

Depending upon the nature of the particular deposit, the third phase on any one property could take one to five years or more and cost well in excess of $1 million.  None of our properties has reached the third phase.

We intend to explore and develop our properties ourselves, although our plans could change depending on the terms and availability of financing and the terms or merits of any joint venture proposals.

SILVER PRICES

Our operating results are substantially dependent upon the world market prices of silver. We have no control over silver prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low London Fix prices of silver (as reported by www.kitco.com) per ounce during the periods indicated:

	Year Ended December 31,
	2011		2010		2009
	High	Low	High	Low	High	Low
Silver	$48.70	$26.16	$30.70	$15.14	$19.18	$10.51

These historical prices are not indicative of future silver prices.

MARKETING

All of our mining operations, if successful, will produce silver in doré form or a concentrate that contains silver.

We plan to market our refined metal and doré to credit worthy bullion trading houses, market makers and members of the London Bullion Market Association, industrial companies and sound financial institutions. The refined metals will be sold to end users for use in electronic circuitry, jewelry, silverware, and the pharmaceutical and technology industries. Generally, the loss of a single bullion trading counterparty would not adversely affect us due to the liquidity of the markets and the availability of alternative trading counterparties.

We plan to refine and market its precious metals doré and concentrates using a geographically diverse group of third party smelters and refiners. The loss of any one smelting and refining client may have a material adverse effect if alternate smelters and refiners are not available. We believe there is sufficient global capacity available to address the loss of any one smelter.

GOVERNMENT REGULATION

General

Our activities are and will be subject to extensive federal, state and local laws governing the protection of the environment, prospecting, mine development, production, taxes, labor standards, occupational health, mine safety, toxic substances and other matters. The costs associated with compliance with such regulatory requirements are substantial and possible future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development and continued operation of our properties, the extent of which cannot be predicted. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards and regulations which may entail significant costs and delays. Although we are committed to environmental responsibility and believe we are in substantial compliance with applicable laws and regulations, amendments to current laws and regulations, more stringent implementation of these laws and regulations through judicial review or administrative action or the adoption of new laws could have a materially adverse effect upon our results of operations.

Federal Environmental Laws

Certain mining wastes from extraction and beneficiation of ores are currently exempt from the extensive set of Environmental Protection Agency (“EPA”) regulations governing hazardous waste, although such wastes may be subject to regulation under state law as a solid or hazardous waste. The EPA has worked on a program to regulate these mining wastes pursuant to its solid waste management authority under the Resource Conservation and Recovery Act (“RCRA”). Certain ore processing and other wastes are currently regulated as hazardous wastes by the EPA under RCRA. If our future mine wastes, if any, were treated as hazardous waste or such wastes resulted in operations being designated as a “Superfund”

site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) for cleanup, material expenditures would be required for the construction of additional waste disposal facilities or for other remediation expenditures. Under CERCLA, any present owner or operator of a Superfund site or an owner or operator at the time of its contamination generally may be held liable and may be forced to undertake remedial cleanup action or to pay for the government’s cleanup efforts. Such owner or operator may also be liable to governmental entities for the cost of damages to natural resources, which may be substantial. Additional regulations or requirements may also be imposed upon our future tailings and waste disposal, if any, in Nevada under the Federal Clean Water Act (“CWA”) and state law counterparts. We have reviewed and considered current federal legislation relating to climate change and we do not believe it to have a material effect on our operations. Additional regulation or requirements under any of these laws and regulations could have a materially adverse effect upon our results of operations.

EMPLOYEES AND CONSULTANTS

We have only one part-time employee, Mr. Power, who devotes approximately 25% of his time and attention to our business.  We have agreed to pay Mr. Power $2,500 per month for his services.

We rely heavily on the services of consulting engineers and geologists.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our financial statements for the years ended December 31, 2011 and 2010, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern

We have no history of or experience in mineral production.

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

Messrs. Gibbs and Power are control persons and principal shareholders of Athena, Magellan and Silver Saddle.  Athena, Magellan and Silver Saddle are engaged in mineral exploration activities, although in different geographical regions. While the geographical focus of the companies is different, numerous conflicts could arise in the future.  For example, Messrs. Gibbs and Power have provided the majority of working capital for all three companies to date, and in the likely event that these companies require additional capital in the future, their resources may be inadequate to finance the activities of all. In addition, if new prospects become available, a conflict may exist with respect to which company to offer those opportunities. Messrs. Gibbs and Power have not developed a conflict of interest policy to mitigate the potential adverse effects of these conflicts and as a result these conflicts represent a significant risk to the shareholders of the Company. Conflicts for access to limited resources and opportunities cannot be eliminated completely, and investors should be aware of their potential.

Our principal executive officer intends to devote only a limited amount of his time and attention to our business.

Mr. Power is the principal executive officer of both Athena and Magellan.  He anticipates that he will only devote approximately 25% of his time and attention to our business.  This limited focus could result in significant delays in our exploration and development activities and ability to generate revenues and profits, if any, in the future.

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

• speculative activities;

• expectations for inflation; and

• political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.kitco.com, during the three-year period ended December 31, 2011, the high and low settlement prices for silver were $48.70 and $10.51 per ounce, respectively.

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

 The price of silver may decline in the future. Factors that are generally understood to contribute to a decline in the price of silver include sales by private and government holders, and a general global economic slowdown. If the price of silver is depressed for a sustained period and our net losses continue, we may be forced to suspend operations until the prices increase, and to record asset impairment write-downs. Any continued or increased net losses or asset impairment write-downs would adversely affect our financial condition and results of operations

We might be unable to raise additional financing necessary to complete capital needs, conduct our business and make payments when due.

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

 If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, this would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide financial reports or prevent fraud, our business reputation and operating results could be harmed. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risks Related to Our Stock

Future issuances of our common stock could dilute current shareholders and adversely affect the market if it develops.

We have the authority to issue up to 100 million shares of common stock and 5 million shares of preferred stock and to issue options and warrants to purchase shares of our common stock, without shareholder approval. Future share issuances are likely due to our need to raise additional working capital in the future.  Those future issuances will likely result in dilution to our shareholders.  In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval, which would not only result in further dilution to investors in this offering but could also depress the market value of our common stock, if a public trading market develops.

We may issue preferred stock that would have rights that are preferential to the rights of our common stock that could discourage potentially beneficial transactions to our common shareholders.

An issuance of shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our common stock and could, upon conversion or otherwise, have all of the rights of our common stock.  Our Board of Directors' authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.  The issuance of preferred stock could impair the voting, dividend and liquidation rights of common stockholders without their approval.

Outstanding shares that are eligible for future sale could adversely impact a public trading market for our common stock, if a public trading market develops.

In the future, we may offer and sell shares without registration under the Securities Act. All of such shares will be "restricted securities" as defined by Rule 144 ("Rule 144") under the Securities Act and cannot be resold without registration except in reliance on Rule 144 or another applicable exemption from registration.  Under Rule 144, our non-affiliates can sell restricted shares held for at least six months, subject only to the restriction that we made available public information as required by Rule 144.  Our affiliates can sell restricted securities after six months, subject to compliance with the volume limitation, manner of sale, Form 144 filing and current public information requirements.

No prediction can be made as to the effect, if any, that future sales of restricted shares of common stock, or the availability of such common stock for sale, will have on the market price of the common stock prevailing from time to time. Sales of substantial amounts of such common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of the common stock.

If a public trading market for our shares develops, owners of our common stock will be subject to the “penny stock” rules.

Since our shares are not listed on a national stock exchange or quoted on the Nasdaq Capital Market within the United States, if a public trading market develops, of which there can be no assurance, trading in our shares on the OTC market will be subject, to the extent the market price for our shares is less than $5.00 per share, to a number of regulations known as the "penny stock rules".  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the investor and receive the investor’s written agreement to the transaction.  To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for our shares and may severely and adversely affect the ability of broker-dealers to sell our shares, if a publicly traded market develops.

We do not expect to pay cash dividends in the foreseeable future.  Any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on any shares of our capital stock, and we do not anticipate that we will pay any dividends in the foreseeable future.  Our current business plan is to retain any future earnings to finance the expansion of our business.  Any future determination to pay cash dividends will be at the discretion of our Board of Directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board of directors may deem relevant at that time.  If we do not pay cash dividends, our stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

No broker or dealer has committed to create or maintain a market in our stock.

We have no agreement with any broker or dealer to act as a marketmaker for our securities and there is no assurance that we will be successful in obtaining any marketmakers.  Thus, no broker or dealer will have an incentive to make a market for our stock.  The lack of a marketmaker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

Delaware law and our by-laws protect our directors from certain types of lawsuits.

Delaware law provides that our directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as directors.  Our by-laws require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law.  The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances.  The indemnification provisions may require us to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

ITEM 1B. – UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.        PROPERTIES

Descriptions of our mining properties are contained in the Business discussion in this Report.

ITEM 3.        LEGAL PROCEEDINGS

None.

ITEM 4.        REMOVED AND RESERVED

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS

Market Information

Our outstanding shares of common stock have traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” since January 1, 2007.  Effective February 5, 2010, our outstanding shares of common stock have traded over-the-counter and quoted on the OTCBB under the symbol “AHNR”.  The reported high and low closing bid prices for our common stock are shown below for the period from January 1, 2010 through December 31, 2011. All quoted prices reflect inter-dealer prices without retail markup, mark-down or commission and may not necessarily represent actual transactions.

	2011		2010
	High	Low	High	Low
First quarter ended March 31	$0.47	$0.16	$0.35	$0.25
Second quarter ended June 30	$0.47	$0.17	$0.27	$0.12
Third quarter ended July 31	$0.58	$0.27	$0.15	$0.07
Fourth quarter ended December 31	$0.35	$0.17	$0.26	$0.07

Registered Holders of our Common Stock

As of April 13, 2012, there were approximately 72 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

Dividends

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion; however, to date, no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

Trading in our common stock is subject to rules adopted by the SEC regulating broker dealer practices in connection with transactions in "penny stocks."  Those disclosure rules applicable to penny stocks require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC.  That disclosure document advises an investor that investment in penny stocks can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares.  The disclosure contains further warnings for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security.  The broker dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

Recent Sales of Unregistered Securities

None, except as previously reported.

Equity Compensation Plan Information

The following table summarizes our common shares authorized for issuance under equity compensation plans as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	200,000	$0.45	300,000
Equity compensation plans not approved by security holders	—	—	—
Total	200,000	$0.45	300,000

For a description of our equity compensation plans, see the notes to our consolidated financial statements included elsewhere in this Report.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Silver Corporation and its subsidiary.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Report. The discussion of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Overview

We were incorporated in the state of Delaware on December 23, 2003, and we became an exploration stage company effective January 1, 2010. We have not presently determined whether our mineral properties contain mineral reserves that are economically recoverable.

Originally, we were formed to acquire and operate Butte Creek Brewing Company, LLC (“Butte Creek”) a craft brewery business with brewery operations in Chico, California. In late 2008, we decided to discontinue our brewery operations and during the first half of 2009, we closed our brewery and completed the sale of all of our brewery equipment. In December 2009, we decided to exit the craft brewing business in order to focus exclusively on the acquisition and exploration of mineral resources.

During the first half of 2010, we disposed of our remaining craft brewing business assets and in December 2010, we decided to sell our brewing business subsidiary, Golden West Brewing Company (“GWBC”), consisting of nominal assets and debt and other liabilities totaling approximately $1.0 million. On December 31, 2010, we sold our 100% equity interest in GWBC to John C. Power, our CEO, and John D. Gibbs, a significant investor (together the “Buyers”), for $100 cash and the Buyers’ agreement to indemnify and hold us harmless against any liability or obligation for GWBC’s debts in accordance with the terms of an Indemnity Agreement between Athena and the Buyers. As additional consideration for the Indemnity Agreement, we issued 2,500,000 common shares to the Buyers and we forgave all intercompany debt owed to Athena by GWBC.

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

In March 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which superseded the Purchase Agreement and granted us a 20 year lease to develop and conduct mining operations on the Langtry Property, also with an option to purchase.

Going forward, our primary focus will be to continue our evaluation of the Langtry Property including the possible acquisition of additional mineral rights and additional exploration, development and permitting activities.  Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital.

Results of Operations

Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward. Operating results applicable to our craft brewing business are excluded from our results of continuing operations for all periods presented. This discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this Annual Report on Form 10-K.

Results from Continuing Operations

A summary of our results from continuing operations is as follows:

	Years Ended December 31,
	2011	2010
Operating expenses:
Exploration costs	$(554,727)	$(52,890)
Other operating costs	(29,447)	(81,995)
General and administrative expenses	(279,989)	(227,070)
Total operating expenses	(864,163)	(361,955)

Operating loss	(864,163)	(361,955)

Other (expense) income:
Interest expense	(6,266)	(4,850)
Loss on extinguishment of debt – related parties	—	(180,000)
Other income	945	20
Total other (expense) income	(5,321)	(184,830)

Loss from continuing operations	$(869,484)	$(546,785)

Our 2011 loss from continuing operations was $869,484 as compared to $546,785 in 2010. The $322,699 increase was primarily due to our increased exploration efforts during 2011 as compared to 2010 offset by a significant decrease in nonoperating expenses which were mainly comprised of a one-time non-cash loss on extinguishment of debt to related parties during 2010.

Operating expenses:

Our 2011 operating expenses were $864,163 as compared to $361,955 in 2010.

During 2011, we incurred $554,727 of exploration costs as compared to $52,890 of exploration costs during 2010. Our 2011 exploration costs included $278,112 of drilling and sample analysis costs applicable to our approximately 6,000 feet, 13 hole drilling program completed in early 2011. We did not incur drilling and sample analysis costs in 2010. During 2011 we also incurred $260,358 in geophysical and geochemical costs applicable to the analysis of our drilling results and the development of a NI 43-101 technical report relating to the potential mineral resource at our Langtry Property. Our geophysical and geochemical costs during 2010 were $31,454 and were mainly comprised of geologist’s consulting fees.

Our other operating costs, comprised of environmental consulting and environmental baseline study costs, decreased to $29,477 during 2011 as compared to $81,995 during 2010 as most of these efforts preceded our drilling program conducted in early 2012.

General and administrative expense increased $52,919 or 23% to $ 279,989 during 2011 as compared to $227,070 in 2010. Professional fees which include legal, management, investor relations, accounting and audit fees, increased 5% to $202,243 during 2011 as compared to $192,340 in 2010. The $9,903 increase in professional fees includes a $30,000 increase applicable to management fees which were new in 2011, a $24,031 increase in investor relations fees applicable to investor conferences and increased consulting fees during 2011, offset by a $51,226 decrease in accounting, audit and legal fees as we completed the restatement of our 2008 and 2009 financial statements in 2010.

Other general and administrative expense increased $5,327 or 15% to $40,058 in 2011 as compared to $34,731 during 2010. This increase was mainly due to $37,688 of share-based compensation expense applicable to a new director in 2011 offset by decreases in travel and other professional services expense in 2011 as compared to 2010.

Other income (expense):

During 2011, we incurred other expense of $5,321 as compared to other expense of $184,830 during 2010. During 2010, we incurred an $180,000 non-cash loss on extinguishment of debt to related parties applicable to our issuance of 1,000,000 common shares valued at $0.28 per share (the closing price of our common stock on the day of issuance) for $100,000 of short-term debt to related parties.

Discontinued Operations

Net loss from discontinued operations was $0 during 2011 as compared to $65,466 during 2010. Our net loss from discontinued operations of $65,466 in 2010 was mainly comprised of $51,814 of interest expense.

Liquidity and Capital Resources

Liquidity

During 2011 and 2010, we required capital principally for the acquisition of mineral rights, exploration costs and funding of our operating losses and working capital. To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On December 31, 2011, we had $4,672 in cash and cash equivalents and negative working capital totaling $229,418. In March 2011, we raised approximately $571,206 through the private sale of 2,430,000 common shares at $0.25 per share, net of offering costs. 1,000,000 of these shares were purchased by a related party who is also our largest shareholder.

We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years Ended December 31,
	2011	2010

Net cash used in operating activities	$(679,430)	$(304,227)
Net cash used in investing activities	(84,379)	(82,346)
Net cash provided by financing activities	657,006	497,905

Net (decrease) increase in cash	(106,803)	111,332
Cash and cash equivalents, beginning of period	111,475	143
Cash and cash equivalents, end of period	$4,672	$111,475

Net cash used in operating activities:

Net cash used in operating activities was $679,430 and $304,227 during 2011 and 2010, respectively.

 Cash used in operating activities during 2011 mainly relates to our $869,484 net loss as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant adjustments to our net loss to arrive at our $679,430 cash used in operating activities during 2011 were: a $93,461 of non-cash share-based compensation expense applicable to director fees, accounting fees and investor relations fees and $3,537 of non-cash amortization of deferred financing costs, plus changes in operating assets and liabilities totaling $93,056. These changes were comprised of a net increase in our accounts payable and accrued liabilities totaling $27,636 plus a decrease in prepaid expenses of $65,420 resulting from our utilization of December 31, 2010, prepaid drilling costs during early 2011.

Cash used in operating activities during 2010 mainly relates to our $546,785 loss from continuing operations, as adjusted for non-cash items, and changes in operating assets and liabilities.  The most significant adjustments to our $612,251 total net loss to arrive at cash used in operating activities during 2010 were: an $180,000 non-cash loss on extinguishment of debt to related parties and $11,355 of other non-cash expenses plus changes in operating assets and liabilities totaling $116,669. These changes were comprised of: increases in our accounts payable and accrued liabilities totaling $153,144 (which is net of the $559,433 reduction in accounts payable and accrued liabilities resulting from the sale of GWBC and the satisfaction of $93,450 of accounts payable with common shares); a $57,489 decrease in accounts receivable and inventory held for sale; a $11,036 decrease in other assets; offset by a $105,000 increase in prepaid expenses, including $100,000 of prepaid exploratory drilling costs.

Net cash used in investing activities:

Cash used in investing activities was $84,379 during 2011 as compared to $82,346 during 2010.

 During 2011, we used $84,531 of cash to acquire mining rights. During 2010, we used $74,764 of cash to acquire mining rights, $7,500 to acquire nonmarketable equity securities and $82 for other investing activities.

Net cash provided by financing activities:

Cash provided by financing activities during 2011 was $657,006 as compared to $497,905 during 2010.

The increase in cash provided by financing activities between the two periods principally relates to a $96,206 net increase in equity financings to $571,206 during 2011 as compared to $475,000 in 2010. In addition, net borrowings from related parties increased $62,895 during 2011 to $85,800 from $22,905 during 2010.

Off Balance Sheet Arrangements

We do not have and have never had any off-balance sheet arrangements.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements. Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements describes our significant accounting policies used in the preparation of our financial statements. The accounting positions described below are significantly affected by critical accounting estimates.

We believe that the significant estimates, assumptions and judgments used when accounting for items and matters such as capitalized mineral rights, asset valuations, recoverability of assets, asset impairments, taxes, and other provisions were reasonable, based upon information available at the time they were made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Mineral Rights

We have determined that our mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, our direct costs to acquire or lease mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with: leasing or acquiring patented and unpatented mining claims; leasing mining rights including lease signature bonuses, lease rental payments and advance minimum royalty payments; and options to purchase or lease mineral properties.

If we establish proven and probable reserves for a mineral property and establish that the mineral property can be economically developed, mineral rights will be amortized over the estimated useful life of the property following the commencement of commercial production or expensed if it is determined that the mineral property has no future economic value or if the property is sold or abandoned. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2011. No impairment loss was recognized during the years ended December 31, 2011 and 2010, and mineral rights are net of $0 of impairment losses as of December 31, 2011.

Impairment of Long-lived Assets

We continually monitor events and changes in circumstances that could indicate that our carrying amounts of long-lived assets, including mineral rights, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Exploration Costs

Mineral exploration costs are expensed as incurred. When it has been determined that it is economically feasible to extract minerals and the permitting process has been initiated, exploration costs incurred to further delineate and develop the property are considered pre-commercial production costs and will be capitalized and included as mine development costs in our consolidated balance sheets.

Share-based Payments

We measure and recognize compensation expense or professional services expense for all share-based payment awards made to employees, directors and non-employee consultants based on estimated fair values. We estimate the fair value of stock options on the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the options. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected life of the options.

We expense share-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award for our employees and directors and over the expected service term for our non-employee consultants. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. Our excess tax benefits, if any, cannot be credited to stockholders’ equity until the deduction reduces cash taxes payable; accordingly, we realized no excess tax benefits during any of the periods presented in the accompanying consolidated financial statements.

Income Taxes

We account for income taxes through the use of the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and for income tax carry-forwards. A valuation allowance is recorded to the extent that we cannot conclude that realization of deferred tax assets is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

We follow a two-step approach to recognizing and measuring tax benefits associated with uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if, based on the technical merits, it is more likely than not that the tax position will be sustained upon examination by a taxing authority, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement with a taxing authority. We recognize interest and penalties, if any, related to uncertain tax positions in our provision for income taxes in the consolidated statements of operations. To date, we have not recognized any tax benefits from uncertain tax positions.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are located in Item 15 beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None, except as previously disclosed.

ITEM 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2011. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:

•

Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

•

Our corporate governance responsibilities are performed by the Board of Directors; we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, several of our corporate governance functions are not performed concurrent (or timely) with the underlying transactions including evaluation of the application of accounting principles and disclosures relating to those transactions; and

•

Certain reports that we prepare and accounting and reporting conclusions reached in connection with the financial statement preparation process are not submitted timely to the Board of Directors for review or approval.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical in many exploration stage companies. We may not be able to fully remediate the material weakness until we commence mining operations at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

 Our current executive officers and directors are:

Name	Age	Position

John C. Power(1)	49	CEO, President, CFO, Secretary and Director

Brian Power(1)	46	Director

Leroy Wilkes	69	Director

(1)   John C. Power and Brian Power are brothers.

John C. Power has served as a director since our inception in December 2003 and CFO since March 2005.  He has served as President from December 2005 to December 2007 and from January 2009 to the present and as Secretary since January, 2007.

Mr. Power has also served as President, Secretary and director of Magellan Gold Corporation since its inception in September 2010 and is a Managing Member of Silver Saddle LLC since its inception in May 2011.

From March 2010 to present, Mr. Power has severed as co-Managing Member of Ryan Air Exposition, LLC, a private California holding company that invests in antique airplanes. Mr. Power has served as President and director of Alta California Broadcasting, Inc., which operates local market radio stations, from December 1993 to March 2007; and President and director of Four Rivers Broadcasting, Inc., also a radio broadcaster, from May 1997 to March 2005 and Vice President from March 2005 to the present. Mr. Power has served as Co-Managing Member of Wyoming Resorts, LLC, which owns and operates an historic hotel in Thermopolis, Wyoming, since June 1997; and Mr. Power has served as President of Power Curve, Inc., a private investment company, since 1986.

From September 2008 to March 2012, Mr. Power served as an officer and director of Hungry Hunter, Inc., a private California-based restaurant enterprise.  From March 2008 until February 2010, Mr. Power served as a director of Reserve Energy Corporation, a small private oil and gas exploration and production company; and was Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway Resorts, LLC,(from May 2002 until May 2008; and was Managing Member of Yellowstone Gateway Resorts, LLC, which owned and operated the Gallatin Gateway Inn, from May 2002 until May 2008. On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee.  Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11.

Mr. Power attended, but did not receive a degree from, Occidental College and University of California at Davis.

Brian Power has served as a director since our inception in December 2003. He was our CEO and President from December 2003 until he resigned as President and CEO in December 2005. He has been President and director from February 1997 to the present of Lone Oak Vineyards, Inc., a California real estate investment company.  From October 1998 to present, he has been founder and managing member of Spirit of Adventure, LLC, formed to develop deep ocean exploration technologies and design and build high technology-based manned submersibles.  From February 2002 to present, he has been founder and Managing Member of West Indies Investments, LLC, a company that sponsors tourist excursions in Providenciales, Turks and Caicos Islands, and the British West Indies.  He has been director of Snuba, Inc. from 1996 to present, a licensor of and manufacturer of patented dive apparatus. Mr. Power attended Solano Community College and the University of California at Davis.

LeRoy Wilkes has served as a director since August 2011. Mr. Wilkes has vast experience as a professional mining engineer.  He is formerly the President of Washington Group International, Inc.’s Mining Business Unit, from which he retired in 2007. In that capacity, he oversaw mining development operations throughout the world. Washington Group International merged with URS Corporation in 2007. From 1988 to 1995, he was the Chief Operating Officer of Santa Fe Pacific Gold Corporation and was involved in the expansion of their Nevada operations. Santa Fe Pacific Gold Corporation merged with Newmont Mining Corporation in 1997. From 1980 to 1986, Mr. Wilkes was Director of Business Development for Anaconda Minerals Company, where he was involved in such projects as Greens Creek, Alaska, Stillwater, Montana and Las Pelambres in Chile.

Mr. Wilkes is retired, and also serves as a Director of Quaterra Resources, Inc. and Sabina Gold and Silver Corp. He holds a B.A. degree from the Montana School of Mines.

Involvement in Certain Legal Proceedings

During the last 10 years, except as disclosed above, none of our directors or officers has:

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

On June 1, 1998, the SEC issued an Order instituting proceedings alleging, among other things, that Mr. Power violated Section 10(b) of the Exchange Act and Rule 10(b)(5) promulgated thereunder by participating in a manipulation through his personal account of the public trading market for the stock of Premier Concepts, Inc., from approximately June 1994 through December 1994.  On November 15, 2005, the US Court of Appeals for the District of Columbia Circuit issued an Opinion and Order dismissing the matter.

Our executive officers are elected at the annual meeting of our Board of Directors held after each annual meeting of our shareholders.  Our directors are elected at the annual meeting of our shareholders.  Each director and executive officer holds office until his successor is duly elected and qualified, until his resignation or until he is removed in the manner provided by our by-laws.

Family Relationships

John C. Power and Brian Power are brothers. Additionally, there do not exist any arrangements or understandings between any director and any other person pursuant to which any director was elected as such.

Director Independence

Our common stock is listed on the OTC Market Inc.’s OTQB and OTC Pinksheets inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): LeRoy Wilkes. John C. Power and Brian Power would not be considered “independent” under the NASDAQ rule due to the fact that John C. Power is an officer and Brian Power is John C. Power’s brother.

Board Meetings

During the year ended December 31, 2011, we had three directors. During the year ended December 31, 2011, our Board held no meetings and has taken numerous actions by unanimous written consent.

Committees of the Board of Directors

We currently do not have standing audit, compensation or nominating committees of the Board of Directors.  We plan to form audit, compensation and nominating committees when it is necessary to do so to comply with federal securities laws or to meet listing requirements of a stock exchange or the Nasdaq Capital Market.

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates.  During the year ended December 31, 2011, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders except for Mr. Gibbs who failed to file seven reports covering 193 transactions in a timely fashion; Mr. Power who failed to file one report covering one transaction in a timely fashion; and, Mr. Neuman who failed to file eight reports covering 16 transactions in a timely fashion. In addition, Messrs. Brian Power, Wilkes, Gibbs and Neuman failed to file a Form 5 for the fiscal year ended December 31, 2011, or otherwise inform us that a Form 5 was not required.  In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

Code of Ethics

We have adopted a Code of Ethics that apples to, among other persons, our company’s principal executive officer, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written guidelines to promote:

•

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

full, fair, accurate, timely and understandable disclosure in all reports and documents that we file with, or submit to, the SEC and in other public communications made by us that are within the executive officer’s area of responsibility;

•

compliance with applicable governmental laws, rules and regulations;

•

the prompt internal reporting of violations of the Code; and

•

accountability for adherence to the Code.

Our Code of Ethics has been filed with the SEC as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31 2006, as filed with the SEC on April 24, 2007. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Athena Silver Corporation, 2010A Harbison Drive # 312, Vacaville, CA  95687.

ITEM 11.        EXECUTIVE COMPENSATION

Director Compensation

The following table summarizes all director compensation in the most recent fiscal year ended December 31, 2011. There are no standard compensation arrangements in place for our directors.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Leroy Wilkes[1]	5,000	53,700	2,500	61,200

Brian Power[2]	—	—	1,000	1,000

1 Mr. Wilkes earns a retainer fee of $12,000 per year, payable quarterly and earned $2,500 in consulting fees during the year ended December 31, 2011. Mr. Wilkes has 150,000 options outstanding at December 31, 2011.

2 Brian Power earned $1,000 in consulting fees during the year ended December 31, 2011. Brian Power has 50,000 options outstanding at December 31, 2011.

Executive Compensation

The executive officers for the most recent fiscal year ended December 31, 2011 are as follows:

John C. Power, CEO, President, CFO, Secretary and director.

Summary Compensation Table

The following table sets forth all compensation recorded by us to Mr. Power during the years ended December 31, 2011 and 2010:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power, President	2011	—	—	—	—	—	—	30,000	30,000
	2010	—	—	—	—	—	—	—	—

Mr. Power is our only executive officer.  We entered into a one year consulting agreement with Mr. Power at the rate of $30,000 per year for his part-time service as our President. Mr. Power devotes approximately 25% of his time and attention to our business.

Employment Agreements

We do not have any written employment agreements other than the above-referenced consulting agreement with any of our executive officers; nor do we have or maintain key man life insurance on Mr. Power.

Equity Incentive Plan

On December 10, 2004, we adopted our 2004 Equity Incentive Plan (the “Plan”) for our officers, directors and other employees, plus outside consultants and advisors.  Under the Plan, our employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or shares of stock.  As required by Section 422 of the Internal Revenue Code of 1986, as amended, the aggregate fair market value of our common stock underlying incentive stock options granted to an employee exercisable for the first time in any calendar year may not exceed $100,000.  The foregoing limitation does not apply to non-qualified options.  The exercise price of an incentive option may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  The same limitation does not apply to non-qualified options.  An option is not transferable, except by will or the laws of descent and distribution.  If the employment of an optionee terminates for any reason, (other than for cause, or by reason of death, disability or retirement), the optionee may exercise his options within a 90-day period following such termination to the extent he was entitled to exercise such options at the date of termination.  A maximum of 500,000 shares of our common stock are subject to the Plan.  The purpose of the Plan is to provide employees, including our officers, directors, and non-employee consultants and advisors with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.

The Plan may be administered by the Board or in the Board's sole discretion by the Compensation Committee of the Board or such other committee as may be specified by the Board to perform the functions and duties of the Committee under the Plan. Subject to the provisions of the Plan, the Committee and the Board shall determine, from those eligible to be participants in the Plan, the persons to be granted stock options, stock appreciation rights and restricted stock, the amount of stock or rights to be optioned or granted to each such person, and the terms and conditions of any stock option, stock appreciation rights and restricted stock.

As of the date of this Report, we have granted options exercisable to purchase an aggregate of 550,000 shares under the Plan, of which options to purchase 350,000 shares have been forfeited.

Outstanding Equity Awards at Fiscal Year-End

There we no outstanding equity awards for our executive officers in the most recent fiscal year ended December 31, 2011.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

Retirement Plans and Benefits

None.

Indemnification of Directors and Officers

Our bylaws contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

•

any breach of the director’s duty of loyalty to us or our stockholders,

•

any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law,

•

unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law, or

•

any transaction from which the director derived an improper personal benefit.

Our bylaws provide that we are required to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. Any repeal of or modification to our restated certificate of incorporation or bylaws may not adversely affect any right or protection of a director or executive officer for or with respect to any acts or omissions of such director or executive officer occurring prior to such amendment or repeal. Our bylaws also provide that we may advance expenses incurred by a director or executive officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We believe that these bylaw provisions are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and executive officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and executive officers as required by these indemnification provisions. At present, there is no pending litigation or proceeding involving any of our directors, officers or employees for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of our common stock;
*	each of our named executive officers;
*	each of our directors; and
*	all named executive officers and directors as a group.

The following table shows the number of shares owned as of April 13, 2012 and the percentage of outstanding common stock owned as of April 13, 2012.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	14,101,500	(4)	43.4%

John C. Power	4,663,000	(5)	14.4%

Brian Power	50,000	(6)	nill%

LeRoy Wilkes	75,000	(6)	nill%

Clifford L. Neuman	3,163,523		9.7%

All officers and directors as a group (three persons)	4,788,000		14.7%

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

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

(3)	Shares and percentages beneficially owned are based upon 32,459,132 shares outstanding on April 13, 2012.

(4)

Includes 4,665,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder and includes 500,000 shares owned by Redwood MicroCap Fund, Inc., of which John D. Gibbs is President and controlling shareholder.

(5)	Includes 2,000 shares of common stock owned by John Power as custodian for Robert Henry Josiah Power, a minor. Mr. Power disclaims any pecuniary interest in the shares held as custodian.

(6)	Consists of options to purchase shares of common stock.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

The information required by this item is located in the notes to our consolidated financial statements included in Item 15 beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

Director Independence

Our common stock is listed on the OTC Market Inc.’s OTQB and OTC Pinksheets inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): Leroy Wilkes. John C. Power and Brian Power would not be considered “independent” under the NASDAQ rule due to the fact that John C. Power is an officer and Brian Power is John C. Power’s brother.

ITEM 14.

PRINCIPAL ACCOUNTANTING FEES AND SERVICES

We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our Board of Directors has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and audit-related services. We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the Board of Directors. Our Board has adopted policies and procedures for pre-approving work performed by our principal accountants.

The aggregate fees billed for the years ended December 31, 2011 and 2010, for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2011	2010
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$21,700	$40,700
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$21,700	$40,700

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
(1)	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
(1)	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
(1)	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
(1)	3.2	By-Laws
(1)	4.1	2004 Equity Incentive Plan
(1)	4.2	Form of Subscription Agreement
(1)	4.3	Specimen common stock certificate
(1)	10.1	Lease Agreement
(1)	10.2	Form of Escrow Agreement
(1)	10.3	Amended Trademark Assignment
(1)	10.3.2	Initial Assignment of Trademark
(1)	10.4	Lock-up Letter for Brian Power
(1)	10.5	Lock-up Letter for John C. Power
(1)	10.6	Lock-up Letter for J. Andrew Moorer
(1)	10.7	Amended Fund Escrow Agreement
(1)	10.8	Lease Agreement with Golden West Brewing Company
(1)	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
(1)	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
(1)	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
(1)	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
(1)	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
(1)	10.14	Amended and Restated Assignment and Assumption
(1)	10.15	August 7, 1998 Distribution Agreement
(1)	10.16	Territorial Agreement
(1)	10.17	November 4, 2002 Distribution Agreement
(1)	10.18	June 1, 2001 Authorization
(1)	10.19	July 22, 2004 Authorization
(1)	10.20	September 1, 2005 Authorization
(1)	10.22	Second Amended Fund Escrow Agreement
(1)	10.23	Contract with New Zealand Hops, Ltd., 2006
(1)	10.24	Contract with New Zealand Hops, Ltd., 2007
(1)	10.25	Second Amended and Restated Assignment and Assumption
(1)	10.26	Third Amended Fund Escrow Agreement
(1)	10.27	Secured Promissory Note with John C. Power
(1)	10.28	Secured Promissory Note with Power Curve, Inc.
(1)	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
(2)	10.30	Production Agreement with Bison Brewing Co.

(2)	10.31	Employment Agreement with David Del Grande
(2)	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
(4)	10.33	Employment Agreement with Mark Simpson
(4)	10.34	Consultation Agreement with Artisan Food and Beverage Group
(5)	10.35	Credit Agreement dated December 11, 2007
(6)	10.36	Promissory Note dated March 12, 2008
(6)	10.37	Security Agreement dated March 12, 2008
(6)	10.38	Guaranty Agreement dated March 12, 2008
(7)	10.39	Convertible Debenture dated December 31, 2008
(7)	10.40	Security Agreement dated December 31, 2008
(7)	10.41	Hypothecation Agreement dated December 31, 2008
(8)	10.42	Mendocino Production Agreement
(9)	10.43	Exclusive Consignment Agency Agreement
(10)	10.44	Settlement Stipulation with BRK Holdings, LLC
(11)	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
(11)	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
(11)	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
(11)	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
(11)	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
(11)	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
(11)	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
(11)	10.52	Factoring Agreement dated April 28, 2009
(12)	10.53	Agreement to Convert Debt Clifford L. Neuman PC
(12)	10.54	Agreement to Convert Debt Clifford L. Neuman
(12)	10.55	Agreement to Convert Debt John Power
(12)	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
(12)	10.57	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.58	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
(12)	10.60	Agreement to Convert Debt Shana Capital, Ltd.
(13)	10.61	Asset Purchase Agreement dated May 7, 2009
(14)	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
(14)	10.63	Articles of Incorporation of Athena Minerals, Inc.
(15)	10.64	Sale and Purchase Agreement and Joint Escrow Instructions dated December 9, 2009
(15)	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions dated January 5, 2010
(15)	10.66	Promissory Note from Athena Minerals, Inc. to John Power dated January 5, 2010
(16)	10.67	Mining Lease and Option to Purchase dated March 11, 2010
(17)	10.68	Intellectual Property Assignment dated June 25, 2010
(18)	10.69	Promissory Notes John C. Power and John D. Gibbs dated June 30, 2010
(19)	10.70	Promissory Note John D. Gibbs dated August 3, 2010
(20)	10.71	Agreement to Convert Debt – Clifford L. Neuman
(21)	10.72	Agreements to Convert Debt – Donaldson and Kirby
(22)	10.73	Agreement to Convert Debt – Clifford L. Neuman
(23)	10.74	Agreement to Convert Debt – Huss and Strachan
(24)	10.75	Stock Purchase Agreement; Indemnity Agreement and Amendment No. 1 to Indemnity Agreement each dated December 31, 2010
(25)	10.76	Consent of Schumacher & Associates dated March 7, 2011
(26)	10.77	Marketing Agreement with Bill Fishkin dated April 1, 2011
(26)	10.78	Agreement to Convert Debt with Donaldson Consulting Services, Inc. dated May 31, 2011

(27)	10.79	Term Sheet with LeRoy Wilkes dated July 14, 2011
(28)	10.80	Accredited Members Agreement dated August 31, 2011
(29)	10.81	Promissory Note – John D. Gibbs dated October 26, 2011
(29)	10.82	Promissory Note – John D. Gibbs dated November 15, 2011
(30)	10.83	Marketing Agreement with Bill Fishkin dated December 1, 2011
(31)	10.84	Advisor Agreement with GVC Capital, LLC dated January 30, 2012
(32)	10.85	Promissory Note – John D. Gibbs dated March 18, 2012
(33)	10.86	Promissory Note – John D. Gibbs dated February 2, 2012

(2)	14	Code of Ethics
(1)	21.0	List of Subsidiaries
#	31.	Certification required by Section 13a-14(a) of the Exchange Act.
#	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

#

#

#

#

#

(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and filed with the Commission on April 24, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March14, 2008.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2010 and filed with the Commission on June 25, 2010.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 30, 2010 and filed with the Commission on July 28, 2010.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2010 and filed with the Commission on August 4, 2010.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 23, 2010.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 30, 2010.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated August 20, 2010 and filed with the Commission on November 1, 2010.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 15, 2010 and filed with the Commission on November 17, 2010.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2010 and filed with the Commission on January 6, 2011

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2011 and filed with the Commission on March 7, 2011.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 1, 2011 and filed with the Commission on June 2, 2011.

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 1, 2011 and filed with the Commission on August 3 2011.

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 22, 2011 and filed with the Commission on September 9, 2011.

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 26, 2011 and filed with the Commission on January 4, 2012.

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2011 and filed with the Commission on January 5, 2012.

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on February 9, 2012.

(32)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 18, 2012 and filed with the Commission on March 23, 2012.

(33)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on March 26, 2012.

#	Filed herewith

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

TABLE OF CONTENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Athena Silver Corporation

(An Exploration Stage Company)

Vacaville, California

We have audited the accompanying consolidated balance sheets of Athena Silver Corporation (An Exploration Stage Company) and subsidiaries (collectively the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the period from January 1, 2010 (inception of exploration stage) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 13, 2012

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,672	$111,475
Prepaid expenses	40,580	106,000
Deferred financing costs, net	—	3,537
Total current assets	45,252	221,012

Mineral rights	441,180	195,664
Other assets	—	7,500

Total assets	$486,432	$424,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,362	$46,063
Accrued liabilities	55,416	47,500
Due to related parties	49,142	30,638
Advances payable - related parties	750	14,950
Notes payable – related parties	130,000	30,000
Total current liabilities	274,670	169,151

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 32,405,286 and 29,391,500 shares issued and outstanding, respectively	3,241	2,939
Additional paid-in capital	5,291,687	4,465,768
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(1,481,735)	(612,251)
Total stockholders’ equity	211,762	255,025

Total liabilities and stockholders’ equity	$486,432	$424,176

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,		Inception of Exploration Stage (January 1, 2010) through December 31, 2011
	2011	2010
Operating expenses:
Exploration costs	$554,727	$52,890	$607,617
Other operating costs	29,447	81,995	111,442
General and administrative expenses	279,989	227,070	507,059
Total operating expenses	864,163	361,955	1,226,118

Operating loss	(864,163)	(361,955)	(1,226,118)

Other (expense) income:
Interest expense	(6,266)	(4,850)	(11,116)
Loss on extinguishment of debt – related parties	—	(180,000)	(180,000)
Other income	945	20	965
Total other (expense) income	(5,321)	(184,830)	(190,151)

Loss from continuing operations	(869,484)	(546,785)	(1,416,269)

Net loss from discontinued operations	—	(65,466)	(65,466)

Net loss	$(869,484)	$(612,251)	$(1,481,735)

Basic and diluted net loss per common share:
Basic and diluted net loss per share from continuing operations	$(0.03)	$(0.02)
Basic and diluted net loss per share from discontinued operations	$(0.00)	$(0.00)
Basic and diluted net loss per common share	$(0.03)	$(0.03)

Basic and diluted weighted-average common shares outstanding	31,695,892	22,732,618

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional paid-in Capital	Accumulated Deficit Prior to Exploration Stage	Accumulated Deficit During Exploration Stage	Total
	Shares	Amount

Balance, December 31, 2009	20,000,000	$2,000	$2,544,625	$(3,601,431)	$—	$(1,054,806)

Common stock issued for cash	4,750,000	475	474,525	—	—	475,000
Common stock issued for mineral rights	230,000	23	73,377	—	—	73,400
Common stock issued for loan fees	50,000	5	4,995	—	—	5,000
Common stock issued for debt	1,000,000	100	279,900	—	—	280,000
Common stock issued for accounts payable	861,500	86	93,364	—	—	93,450
Common stock issued for indemnification agreement	2,500,000	250	994,982	—	—	995,232
Net loss	—	—	—	—	(612,251)	(612,251)
Balance, December 31, 2010	29,391,500	2,939	4,465,768	(3,601,431)	(612,251)	255,025

Common stock issued for cash, net	2,430,000	243	570,963	—	—	571,206
Common stock issued for mineral rights	375,337	38	168,864	—	—	168,902
Common stock issued for services	208,449	21	55,752	—	—	55,773
Share-based compensation	—	—	37,688	—	—	37,688
Spin-off dividend	—	—	(7,348)	—	—	(7,348)
Net loss	—	—	—	—	(869,484)	(869,484)
Balance, December 31, 2011	32,405,286	$3,241	$5,291,687	$(3,601,431)	$(1,481,735)	$211,762

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,		Inception of Exploration Stage (January 1, 2010) through December 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(869,484)	$(612,251)	$(1,481,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	3,537	1,463	5,000
Share-based compensation expense	37,688	—	37,688
Common stock issued for services	55,773	—	55,773
Loss on extinguishment of debt – related parties	—	180,000	180,000
Loss on sale of assets of discontinued operations	—	9,892	9,892
	96,998	191,355	288,353
Changes in operating assets and liabilities:
Accounts receivable	—	11,104	11,104
Prepaid expenses	65,420	(105,000)	(39,580)
Inventory	—	46,385	46,385
Other assets	—	11,036	11,036
Accounts payable	(6,701)	111,678	104,977
Accrued liabilities and other liabilities	34,337	41,466	75,803
Net cash used in operating activities	(679,430)	(304,227)	(983,657)

Cash flows from investing activities:
Acquisition of mineral rights	(84,531)	(74,764)	(159,295)
Investment in nonmarketable equity securities	152	(7,500)	(7,348)
Cash used in disposition of fixed assets, intangibles and other	—	(82)	(82)
Net cash used in investing activities	(84,379)	(82,346)	(166,725)

Cash flows from financing activities:
Net change in advances payable - related parties	(14,200)	1,655	(12,545)
Borrowings from notes payable – related parties	100,000	60,000	160,000
Repayments of notes payable – related parties	—	(38,750)	(38,750)
Proceeds from sale of common stock, net	571,206	475,000	1,046,206
Net cash provided by financing activities	657,006	497,905	1,154,911

Net (decrease) increase in cash	(106,803)	111,332	4,529
Cash and cash equivalents, beginning of period	111,475	143	143
Cash and cash equivalents, end of period	$4,672	$111,475	$4,672

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

	Years Ended December 31,		Inception of Exploration Stage (January 1, 2010) through December 31,
	2011	2010	2011
Supplemental schedule of cash flow information:
Cash paid for interest	$3,402	$3,312	$6,714
Cash paid for income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing activities:
Increase in accrued liabilities applicable to mineral rights	$7,916	$47,500	$55,416
Spin-off dividend	7,348	—	7,348
Common stock issued for mineral rights	168,902	73,400	411,204
Common stock issued for accounts payable	—	93,450	93,450
Common stock issued for deferred financing costs	—	5,000	5,000
Common stock issued for short-term debt - related parties	—	100,000	100,000
Common stock issued for indemnity agreement - related parties:
Indemnification – GWBC accounts payable	—	296,953	296,953
Indemnification – GWBC accrued liabilities	—	262,298	262,298
Indemnification – GWBC short-term debt	—	435,981	435,981

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:

 Organization, Liquidity and Going Concern

Nature of Operations

Athena Silver Corporation (“we,” “our,” “us,” or “Athena”) is an exploration stage company engaged in the acquisition and exploration of mineral resources. We were incorporated in the state of Delaware on December 23, 2003, and we became an exploration stage company effective January 1, 2010. We have not presently determined whether our mineral properties contain mineral reserves that are economically recoverable.

Originally, we were formed to acquire and operate Butte Creek Brewing Company, LLC (“Butte Creek”) a craft brewery business with brewery operations in Chico, California. In late 2008, we decided to discontinue our brewery operations and during the first half of 2009, we closed our brewery and completed the sale of all of our brewery equipment. In December 2009, we decided to exit the craft brewing business in order to focus exclusively on the acquisition and exploration of mineral resources.

During the first half of 2010, we disposed of our remaining craft brewing business assets and in December 2010, we decided to sell our brewing business subsidiary, Golden West Brewing Company (“GWBC”), consisting of nominal assets and debt and other liabilities totaling approximately $1.0 million. On December 31, 2010, we sold our 100% equity interest in GWBC to John C. Power, our CEO, and John D. Gibbs, a significant investor (together the “Buyers”), for $100 cash and the Buyers’ agreement to indemnify and hold us harmless against any liability or obligation for GWBC’s debts in accordance with the terms of an Indemnity Agreement between Athena and the Buyers. As additional consideration for the Indemnity Agreement, we issued 2,500,000 common shares to the Buyers and we forgave all intercompany debt owed to Athena by GWBC.

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

In March 2010, we entered into a Mining Lease with Option to Purchase which superseded the Purchase Agreement and granted us a 20 year lease to develop and conduct mining operations on the Langtry Property, also with an option to purchase.

Going forward, our primary focus will be to continue our evaluation of the Langtry Property including the possible acquisition of additional mineral rights and additional exploration, development and permitting activities.  Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern.

At December 31, 2011, we had not yet achieved profitable operations and we have accumulated losses of $5,083,166 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain loans from officers, directors or significant shareholders. Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2:

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary, Athena Minerals, Inc. All intercompany transactions and balances have been eliminated.  Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Exploration Stage Company

We are an exploration stage company and accordingly, all losses accumulated since inception of the exploration stage have been considered as part of our exploration stage activities.

Reclassifications

Certain reclassifications have been made to our prior year’s consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of expenses during the periods presented.

We make our estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available.

We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Fair Value of Financial Instruments

We value our financial assets and liabilities using fair value measurements. Our financial instruments primarily consist of cash and cash equivalents, accounts payable, accrued liabilities, amounts due to related parties and notes payable to related parties.  Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amount of cash and cash equivalents, accounts payable, accrued liabilities, notes payable to related parties and other amounts due to related parties approximates fair value because of the short-term nature of these financial instruments.

Concentrations of Credit Risk

Our financial instruments which potentially subject us to credit risk are our cash and cash equivalents. We maintain our cash and cash equivalents at reputable financial institutions and currently, we are not exposed to significant credit risk.

Cash and Cash Equivalents

We consider all amounts on deposit with financial institutions and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Deferred Financing Costs

Transaction fees incurred in connection with our related-party debt are recorded as deferred financing costs in the consolidated balance sheets and amortized to interest expense in the accompanying consolidated statements of operations using the straight-line method, which approximates the effective interest method, over the term of the underlying debt agreement. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Mineral Rights

We have determined that our mining rights meet the definition of mineral rights, as defined by accounting standards, and are tangible assets. As a result, our direct costs to acquire or lease mineral rights are initially capitalized as tangible assets. Mineral rights include costs associated with: leasing or acquiring patented and unpatented mining claims; leasing mining rights including lease signature bonuses, lease rental payments and advance minimum royalty payments; and options to purchase or lease mineral properties.

If we establish proven and probable reserves for a mineral property and establish that the mineral property can be economically developed, mineral rights will be amortized over the estimated useful life of the property following the commencement of commercial production or expensed if it is determined that the mineral property has no future economic value or if the property is sold or abandoned. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2011. No impairment loss was recognized during the years ended December 31, 2011 and 2010, and mineral rights are net of $0 of impairment losses as of December 31, 2011.

Impairment of Long-lived Assets

We continually monitor events and changes in circumstances that could indicate that our carrying amounts of long-lived assets, including mineral rights, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Notes Payable – Related Parties

Notes payable to related parties are classified as current liabilities as the note holders are control persons and have the ability to control the repayment dates of the notes.

Exploration Costs

Mineral exploration costs are expensed as incurred. When it has been determined that it is economically feasible to extract minerals and the permitting process has been initiated, exploration costs incurred to further delineate and develop the property are considered pre-commercial production costs and will be capitalized and included as mine development costs in our consolidated balance sheets.

Share-based Payments

We measure and recognize compensation expense or professional services expense for all share-based payment awards made to employees, directors and non-employee consultants based on estimated fair values. We estimate the fair value of stock options on the date of grant using the Black-Scholes-Merton option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the options. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected life of the options.

We expense share-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award for our employees and directors and over the expected service term for our non-employee consultants. We estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates. Our excess tax benefits, if any, cannot be credited to stockholders’ equity until the deduction reduces cash taxes payable; accordingly, we realized no excess tax benefits during any of the periods presented in the accompanying consolidated financial statements.

Income Taxes

We account for income taxes through the use of the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and for income tax carry-forwards. A valuation allowance is recorded to the extent that we cannot conclude that realization of deferred tax assets is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

We follow a two-step approach to recognizing and measuring tax benefits associated with uncertain tax positions taken or expected to be taken in a tax return. The first step is to determine if, based on the technical merits, it is more likely than not that the tax position will be sustained upon examination by a taxing authority, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement with a taxing authority. We recognize interest and penalties, if any, related to uncertain tax positions in our provision for income taxes in the consolidated statements of operations. To date, we have not recognized any tax benefits from uncertain tax positions.

Net Loss per Common Share

We compute basic net loss per common share by dividing our net loss attributable to common shareholders by our weighted-average number of common shares outstanding during the period. Computation of diluted net loss per common share is similar to our computation of basic net loss per common share  except that the numerator is increased to exclude charges which would not have been incurred, and the denominator is increased to include the number of additional common shares that would have been outstanding (using the if-converted and treasury stock methods) if securities containing potentially dilutive common shares (stock options and convertible debt) had been converted to common shares, and if such assumed conversion is dilutive.

All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive. Our total potential common shares outstanding at December 31, 2011 and 2010, were 200,000 and 125,000, respectively, and were comprised of shares underlying outstanding stock options.

New Accounting Standards

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

Note 3:

Mineral Rights

On March 15, 2010, we entered into a 20 year Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) granting us the exclusive right to explore, develop and conduct mining operations on a group of 20 patented mining claims that comprise our Langtry Property. All lease payments, exploration or development costs and permitting applications will require new equity capital or loans.

The following is a summary of the material provisions of the Langtry Lease:

•

The Lease commenced March 15, 2010, and has a term of 20 years expiring March 15, 2030.

•

Upon signing, we paid the lessor $50,000 in cash and issued 220,000 common shares with a fair value of $70,400, or $0.32 per share, as initial consideration for granting us the Lease.

•

The Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an undiluted 1% equity interest in Athena as additional consideration for granting us the Lease (an “Anti-dilution Provision”).

•

On March 15, 2011, we issued the lessor 228,940 common shares so that the lessor retained an additional undiluted 1% interest in Athena as part of our first year lease rental payment in addition to our annual cash rental payments described below.

•

A second Anti-dilution Provision under the Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an additional undiluted 1% equity interest in Athena on those dates as lease rental payments in addition to our annual cash rental payments described below.

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

•

Under the Langtry Lease we declared our intention to expend a minimum of $2.0 million in permitting and other preproduction costs prior to March 15, 2015. If we fail to make these expenditures we will be deemed to be in breach of the Lease and the lessor will have the option to terminate the Lease by giving us 30 days written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the lease term by giving the lessor 30 days written notice of termination on or before February 13th of each year.

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

On March 15, 2012, in accordance with the terms of the Lease, we issued an aggregate of 375,337 common shares valued at $168,902, to the lessor as 1.) partial consideration for entering into the Langtry Lease and 2.) as partial consideration for our first year lease rental payment as follows:

	Common Shares	Fair Value
Partial consideration for entering into lease - anti-dilution - year 1	73,199	$32,940
Partial consideration for lease rental - year 1	228,940	103,023
Partial consideration for lease rental - anti-dilution - year 1	73,198	32,939
	375,337	$168,902

We valued the 375,337 common shares issued at $0.45 per share which was the closing price of our common stock on March 14, 2011. We capitalized the $168,092 fair value of the common shares issued as an increase to mineral rights in our consolidated balance sheets.

During the years ended December 31, 2011 and 2010, we recognized mineral lease rental costs of $67,917 and $47,500, respectively, applicable to our annual cash rental payment requirements under the Lease and capitalized these costs as an increase to mineral rights.

During the years ended December 31, 2011 and 2010, we incurred other direct costs to acquire and lease mineral rights totaling $8,698 and $27,764, respectively, and capitalized these costs as an increase to mineral rights.

Note 4:

Debt

Short-term Debt

At December 31, 2011 and December 31, 2010, our debt was all short-term and consisted of the following:

	December 31,
Short-term debt – related parties:	2011	2010
Advances payable – related parties	$750	$14,950
Notes payable – related parties	130,000	30,000
Total short-term debt – related parties	$130,750	$44,950

Advances payable – related parties:

During 2011 and 2010, Mr. Power made short-term advances to us. These non-interest-bearing advances are uncollateralized and are due on demand. On November 10, 2010, $5,000 of these advances was converted into 50,000 common shares valued at $0.28 per share. Our advances payable to Mr. Power were $750 and $14,950, respectively, as of December 31, 2011 and 2010.

  During 2010, Power Curve, Inc., an entity controlled by Mr. Power, made short-term advances to us. These non-interest-bearing advances were uncollateralized and due on demand. During 2010, these advances were paid in full.

During 2010, Mr. Gibbs made uncollateralized, non-interest-bearing advances to us totaling $20,000. On November 10, 2010, these advances were converted into 200,000 common shares with a fair value of $0.28 per share.

The fair value of our common shares on November 10, 2010, was $0.28 per share based on the closing price of our common stock.  Accordingly, we recorded a $14,000 increase in additional paid-in capital applicable to the issuance of 50,000 common shares to Mr. Power and we recorded a loss in the amount of $9,000. We recorded a $56,000 increase in additional paid-in capital applicable to the issuance of 200,000 common shares to Mr. Gibbs and we recorded a loss in the amount of $36,000. These losses are included in loss on extinguishment of debt – related parties in our consolidated statements of operations.

Notes payable – related parties:

Effective November 15, 2011, we entered into a loan from Mr. Gibbs, evidenced by a $50,000 unsecured promissory note. The promissory note bears interest at 6% per annum and is due December 31, 2012. At December 31, 2011, we owed $50,000 in principal under this note.

Effective October 26, 2011, we entered into a loan from Mr. Gibbs, evidenced by a $50,000 unsecured promissory note. The promissory note bears interest at 6% per annum and is due December 31, 2012. At December 31, 2011, we owed $50,000 in principal under this note.

Effective August 3, 2010, we entered into a loan from Mr. Gibbs, evidenced by a $25,000 unsecured promissory note. The promissory note bears interest at 6% per annum and was due December 31, 2011. We issued Mr. Gibbs 50,000 common shares with a fair value of $5,000 as a financing fee in connection with this loan. The financing fee was deferred and amortized on a straight-line basis, which approximates the effective interest method, over the life of the loan resulting in an effective interest rate of 20.1% per annum. At December 31, 2011 and 2010, we owed $25,000 in principal under this note.

Effective June 30, 2010, we issued a 6% unsecured promissory note, due December 31, 2011, in the principal amount of $25,000 to Mr. Power in satisfaction of an 8% secured promissory note with an outstanding principal balance of $10,000 due July 31, 2009, and $15,000 of non-interest-bearing unsecured short-term advances payable to Mr. Power. On November 10, 2010, we converted the entire $25,000 principal amount owing under this note into 250,000 common shares valued at $0.28 per share.

Effective June 30, 2010, we issued an unsecured promissory note in the principal amount of $25,000 to Mr. Gibbs evidencing borrowings in two tranches; the first in the amount of $17,000 on May 20, 2010, and the second in the amount of $8,000 on June 30, 2010. On November 10, 2010, we converted $20,000 of principal into 200,000 common shares valued at $0.28 per share. The promissory note bears interest at 6% per annum beginning on the funding date of each tranche and was due December 31, 2011. At December 31, 2011 and 2010, we owed $5,000 in principal under this note.

On December 17, 2008, we issued a convertible note in the principal amount of $200,000 to Mr. Gibbs for cash advances made during 2008. The note accrued interest at the rate of 6% per annum, was due on December 31, 2009, and was collateralized by marketable securities held by our former wholly-owned subsidiary, Golden West Brewing, Inc. (“GWBI”), and 100% of Athena’s common stock of GWBI.  The note was convertible into common shares at a conversion price equal to $0.10 per share. On November 10, 2010, this note had an outstanding balance of $30,000 and was converted into 300,000 common shares, valued at $0.28 per share.

The fair value of our common shares on November 10, 2010, was $0.28 per share based on the closing price of our common stock.  Accordingly, we recorded a $70,000 increase in additional paid-in capital applicable to the issuance of 250,000 common shares to Mr. Power and we recorded a loss in the amount of $45,000. We recorded a $140,000 increase in additional paid-in capital applicable to the issuance of 500,000 common shares to Mr. Gibbs and we recorded a loss in the amount of $90,000. These losses are included in loss on extinguishment of debt – related parties in our consolidated statements of operations.

Effective January 1, 2010, we issued a 2% unsecured promissory note, due on demand, in the principal amount of $10,000 to Mr. Power. On February 4, 2010, we paid this note in full.

Deferred Financing Costs

Our deferred financing costs were $0 at December 31, 2011, and $3,537 (net of $1,463 in accumulated amortization) as of December 31, 2010.

During the years ended December 31, 2010 and 2010, we recognized $3,537 and $1,463, respectively, of deferred financing costs amortization applicable to our August 3, 2010, promissory note to

Mr. Gibbs and this amortization is included in interest expense in our consolidated statements of operations.

Interest Expense

During 2011 and 2010, we incurred total interest expense of $6,266 and $55,201, respectively. Interest expense during 2010 applicable to discontinued operations was $51,814 and is included in net loss from discontinued operations in our consolidated statements of operations. Interest expense from continuing operations was $3,387 during 2010.

Sale of Short-term Debt during 2010

As further described in Note 10, on December 31, 2010, we sold our 100% equity interest in our former subsidiary, GWBC, including all of GWBC’s debt as follows:

GWBC line of credit – non-affiliate:

As part of the purchase of Butte Creek on August 31, 2005, we assumed a $25,000 balance on a credit card issued by Wells Fargo Bank, with interest at the rate of 14%. The card was uncollateralized and guaranteed by Tom Atmore, Butte Creek’s Managing Member and our former general manager. On December 31, 2010, we sold our 100% equity interest in GWBC which included a balance owing of $22,536 on this loan.

GWBC notes payable – non-affiliates:

On August 31, 2005, as part of the acquisition of Butte Creek, we assumed a liability for past due rent of $17,950.  In 2007, the past due rent was converted to an uncollateralized demand note bearing interest at 12% per annum from the landlord and was due on November 1, 2008.  On December 31, 2010, we sold our 100% equity interest in GWBC which included a principal balance owing of $17,950 on this loan.

On August 31, 2005, as part of the acquisition of Butte Creek, we assumed an $8,136 note payable to a member of Butte Creek.  This note bore interest at 9% per annum, was uncollateralized and was due upon demand. On December 31, 2010, we sold our 100% equity interest in GWBC which included a principal balance owing of $8,136 on this loan.

GWBC advances payable – related parties:

During 2010 and prior periods Mr. Power and Power Curve made short-term advances to GWBC and its subsidiary Butte Creek Brands, LLC (“BCB”). These non-interest-bearing advances were uncollateralized and due on demand.  On December 31, 2010, we sold our 100% equity interest in GWBC which included an advance receivable balance from Mr. Power of $4,250 as a result of repayments in excess of advances owed during 2010.

On December 31, 2010, we sold our 100% equity interest in GWBC which included a principal balance owing of $896 in uncollateralized, non-interest-bearing advances payable to Mr. Atmore.

GWBC notes payable – related parties:

On April 28, 2009, BCB entered into a $24,000 loan evidenced by a promissory note to Mr. Power.  The note was originally due on July 31, 2009, and was subsequently restructured as demand note.

The note bore interest at the rate of 15% per annum and was collateralized by GWBC’s accounts receivable. On June 30, 2010, the $10,000 principal owing under this note was satisfied in full by the issuance of a new 6%, unsecured promissory note, due December 31, 2011, to Mr. Power as described in Notes payable – related parties above.

On April 28, 2009, BCB entered into a $24,000 loan evidenced by a promissory note to Clifford L. Neuman, a significant investor who is also our legal counsel. The note was originally due on July 31, 2009, and was subsequently restructured as demand note. The note bore interest at the rate of 15% per annum, was collateralized by GWBC’s accounts receivable and was further secured by the personal guaranty of Mr. Power. On December 31, 2010, we sold our 100% equity interest in GWBC which included a principal balance owing of $9,000 on this loan.

On December 31, 2006, GWBC converted advances payable of $155,000 from Power Curve into collateralized debt. The note bore interest at 8% per annum and was due on December 31, 2008. The note was collateralized by all of the tangible and intangible assets of GWBC but the collateral was junior to all prior perfected liens against those assets. On December 31, 2010, we sold our 100% equity interest in GWBC which included a principal balance owing of $100,000 on this loan.

During 2007, GWBC entered into a loan from an entity controlled by Mr. Power evidenced by a $100,000 unsecured promissory note. The promissory note bore interest at 12% per annum and was due on demand. On December 31, 2010, we sold our 100% equity interest in GWBC which included a principal balance owing of $35,431 on this loan.

On December 30, 2005, Mr. Power and Power Curve converted $215,000 and $90,000, respectively, in outstanding advances into collateralized long-term debt. These notes bore interest at 9%, matured on December 31, 2008, and were collateralized by a security interest covering all of GWBC’s tangible and intangible assets but the collateral was junior to all prior perfected liens against those assets. On December 31, 2010, we sold our 100% equity interest in GWBC which included a principal balance owing of $156,282 on the loan from Mr. Power and a $90,000 principal balance owing on the loan from Power Curve.

Note 5:

Commitments and Contingencies

Under the terms of the Langtry Lease, we are required to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an undiluted 2% equity interest in Athena. On December 31, 2011, we were obligated to issue 53,846 common shares with a fair value of $12,923 based on the December 31, 2011, closing bid price of $0.24 per share for our common stock. These shares were issued to the lessor on March 15, 2012, as additional consideration for granting us the Langtry Lease and as partial consideration for our second year lease rental payment. See also Notes 3 and 11.

Note 6:

Stockholders’ Equity

On December 15, 2011, we issued 17,500 common shares valued at $0.24 per share, based on the December 14, 2011, closing bid price for our common stock, as consideration for $4,200 of prepaid investor relation services.

On September 23, 2011, we completed a spin-off of our investment in Magellan Gold Corporation common stock, pro rata, to our stockholders of record as of December 31, 2010 (“Spin-off dividend”). Magellan was formed by Athena, Mr. Power and Mr. Gibbs to explore for minerals on certain mining claims in Nevada for which Magellan has acquired mining leases. The ratio of distribution of the Spin-off dividend was one (1) share of Magellan common stock for every ten (10) shares of  Athena common stock (1:10).  Fractional shares were rounded up to the nearest whole-number.  We issued an aggregate of 2,939,152 Magellan shares with a total fair value of $7,348 to an aggregate of 60 Athena stockholders. Prior to the spin-off, we owned approximately 9% of Magellan’s issued and outstanding common shares. In December 2011, and as a result of the spin-off, we disposed of our remaining 60,848 Magellan shares with a book value of $152 and we no longer have an investment in Magellan.

On August 22, 2011, we issued 16,949 common shares valued at $9,152, or $0.54 per share, based on the August 19, 2011, closing bid price for our common stock, as consideration for $10,000 of prepaid investor relations services and we recognized a gain of $848 on this transaction. This gain is included in other income in our consolidated statements of operations.

On May 31, 2011, we issued 150,000 common shares valued at $0.23 per share, based on the May 30, 2011, closing bid price for our common stock, as consideration for $34,500 of accounting services.

On April 1, 2011, we issued 24,000 common shares valued at $0.33 per share, based on the March 31, 2011, closing bid price for our common stock, as consideration for $7,920 of prepaid investor relation services.

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

On December 31, 2010, we issued an aggregate of 2,500,000 common shares valued at $675,000, or $0.27 per share, to two related parties in consideration for an Indemnity Agreement as more fully described in Note 10.

On November 15, 2010, we issued an aggregate of 46,500 common shares valued at $0.30 per share to two non-affiliates in satisfaction of $4,650 of accounts payable. As a result, we recorded a $2,000 increase in mineral rights applicable to 10,000 shares issued and a $7,300 increase in general and administrative expense applicable to 36,500 shares issued.

On November 10, 2010, we issued an aggregate of 2,750,000 common shares at a purchase price of $0.10 per share in consideration for $275,000 in cash from two non-affiliates and one related party. We also issued 1,000,000 common shares valued at $0.28 per share in satisfaction of $100,000 of debt owed to two related parties and recognized a $180,000 loss on extinguishment of debt – related parties. See also Note 4.

On August 30, 2010, we issued an aggregate of 200,000 common shares valued at $0.10 per share to two non-affiliates in satisfaction of $20,000 of accounts payable.

On August 20, 2010, we issued 625,000 common shares valued at $0.10 per share to Mr. Neuman in satisfaction of $62,500 of accounts payable.

On August 3, 2010, we issued 50,000 common shares valued at $0.10 per share to Mr. Gibbs as consideration for $5,000 of deferred financing costs applicable to a $25,000 loan. See also Note 4.

On March 15, 2010, we issued 220,000 common shares valued at $0.32 per share, or $70,400, as partial consideration for our acquisition of mining rights applicable to the Langtry Property and we capitalized this amount as mining rights in our consolidated balance sheets.

Between January 29, 2010 and April 7, 2010, we completed the sale of an aggregate of 2,000,000 common shares to two related parties and six non-affiliate shareholders, at a purchase price of $0.10 per share in consideration for $200,000 in cash.

Note 7:

Related Party Transactions

Magellan Gold Corporation is a company under common control. Mr. Power is a significant investor, director and CEO of both Athena and Magellan. Mr. Gibbs is a significant investor in both Athena and Magellan. Athena and Magellan are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

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

Management Fees – Related Parties

On January 1, 2011, we entered into a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. During the year ended December 31, 2011, we incurred $30,000 of management fees to Mr. Power and these costs are included in general and administrative expenses in our consolidated statements of operations.

Legal Fees – Related Parties

During the years ended December 31, 2011 and 2010, we incurred $50,799 and $76,454, respectively, of legal fees to Mr. Neuman. These amounts are included in general and administrative expenses in our consolidated statements of operations.

Due to Related Parties

Accounts payable and accrued interest payable owed to related parties are included in due to related parties in our consolidated balance sheets as follows:

	December 31,
	2011	2	2010
Accounts payable – Mr. Power	$5,476		$2,098
Accounts payable – Mr. Neuman	39,634		23,835
Accrued interest payable – related parties	4,032		4,705

Due to related parties - total	$49,142		$30,638

Advances Payable - Related Parties

Advances payable to related parties are as follows:

	December 31,
	2011	2	2010
Advances payable – Mr. Power	$750		$14,950

During the year ended December 31, 2011, we borrowed and repaid non-interest-bearing advances from/ to related parties as follows:

	Year Ended December 31, 2011
	Advances	Repayments
Advances payable - Magellan Gold Corporation	$13,000	$13,000
Advances payable - Mr. Power	18,150	32,350

	$31,150	$45,350

During the year ended December 31, 2010, we borrowed and repaid non-interest-bearing advances from/ to related parties as follows:

	Year Ended December 31, 2010
	Advances	Repayments
Advances payable – Mr. Gibbs	$20,000	—
Advances payable - Mr. Power(1)	114,012	132,357

	$134,012	$132,357

(1)

Includes entities controlled by Mr. Power

On November 10, 2010, we converted $20,000 of advances payable to Mr. Gibbs into 200,000 common shares. See also Note 4.

On November 10, 2010, we converted $5,000 of advances payable to Mr. Power into 50,000 common shares; on June 30, 2010, we converted $15,000 of advances payable to Mr. Power into notes payable; and on December 31, 2010, we sold our $4,250 advances receivable balance from Mr. Power in connection with our sale of GWBC. See also Note 4 and 10.

Notes Payable – Related Parties

Notes payable to related parties are as follows:

	December 31,
	2011	2010
Notes payable – Mr. Gibbs	$130,000	$30,000

During the year ended December 31, 2011, we borrowed and repaid notes payable from/ to related parties as follows:

	Year Ended December 31, 2011
	Borrowings	Repayments
Notes payable - Mr. Gibbs	$100,000	$—

During the year ended December 31, 2010, we borrowed and repaid notes payable from/ to related parties as follows:

	Year Ended December 31, 2010
	Borrowings	Repayments
Notes payable - Mr. Power(1)	$10,000	$28,750
Notes payable - Mr. Gibbs	50,000	—
Notes payable - Mr. Neuman	—	10,000

	$60,000	$38,750

(1)

Includes entities controlled by Mr. Power

On December 31, 2010, we sold $381,713 of notes payable to Mr. Power as part of our sale of GWBC. See also Note 4 and 10.

On December 31, 2010, we sold $9,000 of notes payable to Mr. Neuman as part of our sale of GWBC. See also Note 4 and 10.

On November 10, 2010, we converted $25,000 of notes payable to Mr. Power into 250,000 common shares. See also Note 4.

On November 10, 2010, we converted $50,000 of notes payable to Mr. Gibbs into 500,000 common shares.  See also Note 4.

Interest Expense and Interest Payable – Related Parties

During 2011 and 2010, we incurred interest expense to related parties in the following amounts:

	Years Ended December 31,
	2011	2010
Interest expense – Mr. Power(1)	$—	$36,336
Interest expense – Mr. Gibbs	2,729	2,849
Interest expense – Mr. Neuman	—	2,646
	$2,729	$41,831

(1)

Includes entities controlled by John C. Power

During 2011 and 2010, we made interest payments to related parties in the following amounts:

	Years Ended December 31,
	2011	2010
Interest payments to Mr. Power	$538	$—
Interest payments to Mr. Gibbs	2,864	—
	$3,402	$—

At December 31, 2011 and 2010, accrued interest payable to related parties is included in due to related parties in our consolidated balance sheets and was comprised as follows:

	December 31,
	2011	2010
Interest payable - Mr. Power	$—	$538
Interest payable – Mr. Gibbs	4,032	4,167
	$4,032	$4,705

Equity Transactions – Related Parties

On March 23, 2011, we issued 1,000,000 common shares at $0.25 per share to Mr. Gibbs for total cash proceeds of $250,000. See also Note 6.

On December 31, 2010, we issued 1,250,000 common shares to each of Mr. Power and Mr. Gibbs valued at $0.27 per share in consideration for an Indemnity Agreement. See also Notes 6 and 10.

On November 10, 2010, we issued 2,050,000 common shares at $0.10 per share to Mr. Gibbs for total cash proceeds of $205,000. See also Note 6.

On August 20, 2010, we issued 625,000 common shares valued at $0.10 per share to Mr. Neuman in satisfaction of $62,500 of accounts payable. See also Note 6.

On August 3, 2010, we issued 50,000 common shares valued at $0.10 per share to Mr. Gibbs in satisfaction of $5,000 of loan fees as more fully described in Notes 4 and 6.

During the period January 29, 2010 through April 8, 2010, we issued 422,500 common shares at $0.10 per share for total cash proceeds of $42,250 to Mr. Power. See also Note 6.

During the period January 29, 2010 through April 8, 2010, we issued 1,172,500 common shares at $0.10 per share for total cash proceeds of $117,250 to Mr. Gibbs. See also Note 6.

Note 8:

Share-based Compensation

2004 Equity Incentive Plan

Our 2004 Equity Incentive Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct proprietary interest in our operations and future success. Our Board of Directors currently administers the plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the plan should be interpreted, whether to amend or terminate the plan and whether to delegate administration of the plan to a committee. A maximum of 500,000 common shares are subject to the plan. The plan provides for the grant of stock options, stock appreciation rights, or shares of stock. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The plan will terminate on December 10, 2014, unless the administrator terminates the plan earlier. As of December 31, 2011, 300,000 common shares were available for grant under the plan.

Share-based Compensation Expense

Share-based compensation expense is included in general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2011 and 2010 as follows:

	Years Ended December 31,
	2011	2	2010
Share-based compensation expense	$36,788		$—

Stock Options

A summary of our stock option activity for the year ended December 31, 2011 is as follows:

	Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2010	125,000	$0.50
Options granted	150,000	0.43
Options expired	(75,000)	0.50
Options outstanding at December 31, 2011	200,000	0.45

Options exercisable at December 31, 2011	125,000	$0.46

On July 14, 2011, we granted 150,000 options with a grant date fair value of $0.36 per share to a director which vested 50% on the grant date and vests 50% on August 1, 2012. These options expire on August 1, 2016, and have an exercise price of $0.43 per share which was the market price of our common stock on the date of grant.

The following table summarizes the assumptions used to value stock options granted:

Fair value assumptions – stock options granted:	2011
Risk free interest rate	0.66%
Expected option life (years)	2.76
Expected volatility	166%
Expected dividends	0%

At December 31, 2011, unrecognized compensation expense related to outstanding options was $16,012 and this amount will be recognized during the first seven months of 2012. Option exercises, if any, will be satisfied with newly issued shares.

Information about our stock options that are outstanding, options we expect to vest and options exercisable at December 31, 2011 follow:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Options outstanding	200,000	$0.45	3.7 years
Options expected to vest	75,000	0.43	4.6 years
Options exercisable	125,000	0.46	3.2 years

Note 9:

Income Taxes

Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for the years ending December 31, 2011 and 2010 is as follows:

	Years Ended December 31,
	2011	2010
Expected federal income tax benefit at statutory rate	$263,848	$208,165
State taxes	27,161	21,429
Change in valuation allowance	(291,009)	(229,594)
Income tax benefit	$—	$—

Our gross net operating loss carry-forwards for federal tax purposes are $4,983,398 as of December 31, 2011, to offset future taxable income. These NOLs expire on various dates through 2031.

Our deferred tax assets as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Net operating loss	$1,868,774	$1,577,765
Valuation allowance	(1,868,774)	(1,577,765)
Deferred tax assets, net of allowance	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have provided a valuation allowance of 100% of our net deferred tax asset due to the uncertainty of generating future profits that would allow us to realize our deferred tax assets. During 2011 our valuation allowance increased by $291,009.

Note 10:  Business Disposition

In December 2009, we decided to exit our craft brewing operations in order to focus exclusively on the acquisition and exploration of mineral resources. During the first half of 2010, we disposed of our remaining craft brewing operations assets. Our exit costs associated with our decision to exit the brewing business were insignificant.

In December 2010, we sold our 100% equity interest in our wholly owned brewing business subsidiary, GWBC, to the Buyers for $100 cash and the Buyers’ agreement to indemnify and hold us harmless against any liability or obligation for GWBC’s debts in accordance with the terms of an Indemnity Agreement and Amendment No.1 thereto (together, the “Indemnity Agreement”) each dated December 31, 2010, between Athena and the Buyers. As additional consideration for the Indemnity Agreement, we issued 2,500,000 common shares to the Buyers with a fair value of $675,000, or $0.27 per share, which was the closing price of our common stock on December 31, 2010. As a result, we recognized a gain of $320,232 on the disposition of GWBC and recorded this as an increase in additional paid-in capital due to the related party nature of this transaction. As a result of this disposition, we no longer have any involvement in the craft brewing business.

The results of continuing operations were reduced by the revenue and costs associated with our craft brewing business which are included in loss from discontinued operations in our consolidated statements of operations.

Operating results of discontinued operations were as follows:	Year Ended December 31,
2010
Discontinued craft brewing operations:
Revenues – discontinued brewing operations	$62,332
Expenses – discontinued brewing operations	(55,304)
Loss on sale of assets – discontinued brewing operations	(9,892)
Net loss – discontinued brewing operations	(2,864)

Discontinued remaining brewing business:
Revenues – discontinued residual brewing operations	5,634
Expenses – discontinued residual brewing operations	(68,236)
Net loss – discontinued residual brewing operations	(62,602)

Net loss – discontinued operations	$(65,466)

Note 11:  Subsequent Events

Effective March 18, 2012, Mr. Gibbs made an unsecured, non-interest-bearing advance to us in the amount of $125,000.  The advance is due on demand.

On March 15, 2012, we issued 53,846 common shares valued at $12,390, or $0.23 per share, in satisfaction of the Anti-dilution Provisions applicable to the second year of our Langtry Lease. See also Note 3.

Effective February 7, 2012, and pursuant to an Advisor Agreement with GVC Capital, LLC (“GVC”) dated January 30, 2012, we sold and issued warrants exercisable to purchase an aggregate of 143,000 common shares at an exercise price of $0.25 per share at any time within five years of the date of their issuance in consideration of $100. The warrants had a fair value of approximately $35,893 on the date of issuance.

 Effective February 2, 2012, Mr. Gibbs made an unsecured, non-interest-bearing advance to us in the amount of $25,000.  The advance is due on demand.

Effective January 1, 2012, we renewed our month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day to day management of Athena.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Date: April 16, 2012	By_/s/ John C. Power__ John C. Power Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

__/s/ John C. Power___ John C. Power	Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)	April 16, 2012

_/s/ Brian Power ___ Brian Power	Director	April 16, 2012

_ _________________ LeRoy Wilkes	Director	April 16, 2012