Form 10-Q
period 2012-03-31
ATHENA SILVER CORP
filed 2012-05-21
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 000-51808

ATHENA SILVER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	25-1909408 (IRS Employer Identification Number)
2010A Harbison Drive #312, Vacaville, CA (Address of principal executive offices)	95687 (Zip Code)

Registrant's telephone number, including area code:   (707) 884-3766

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

On May 18, 2012, there were 33,846,456 shares of the registrant’s common stock, $.0001 par value, outstanding.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	Page

	Condensed Consolidated Balance Sheets – March 31, 2012 and December 31, 2011	2

	Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2012 and 2011, and the Period from Inception of Exploration Stage through March 31, 2012	3

	Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2012 and 2011, and the Period from Inception of Exploration Stage through March 31, 2012	4

	Notes to Condensed Consolidated Financial Statements – Three Months Ended March 31, 2012	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls & Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$28,681	$4,672
Prepaid expenses	38,456	40,580
Total current assets	67,137	45,252

Mineral rights	472,966	441,180

Total assets	$540,103	$486,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,036	$78,996
Accrued liabilities	6,333	55,416
Checks issued in excess of funds available	4,169	—
Due to related parties	8,453	9,508
Advances payable – related parties	1,125	750
Notes payable – related parties	280,000	130,000
Total current liabilities	411,116	274,670

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 32,459,132 and 32,405,286 shares issued and outstanding, respectively	3,246	3,241
Additional paid-in capital	5,346,822	5,291,687
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(1,619,650)	(1,481,735)
Total stockholders’ equity	128,987	211,762

Total liabilities and stockholders’ equity	$540,103	$486,432

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Inception of Exploration Stage (January 1, 2010) through
	2012	2011	March 31, 2012
Operating expenses:
Exploration costs	$63,659	$331,241	$671,276
Other operating costs	—	3,536	111,442
General and administrative expenses	72,312	91,462	579,371
Total operating expenses	135,971	426,239	1,362,089

Operating loss	(135,971)	(426,239)	(1,362,089)

Other (expense) income:
Interest expense	(1,945)	(1,317)	(13,061)
Loss on extinguishment of debt – related parties	—	—	(180,000)
Other income	1	6	966
Total other (expense) income	(1,944)	(1,311)	(192,095)

Loss from continuing operations	(137,915)	(427,550)	(1,554,184)

Net loss from discontinued operations	—	—	(65,466)

Net loss	$(137,915)	$(427,550)	$(1,619,650)

Basic and diluted net loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted-average common shares outstanding	32,415,345	29,705,397

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Inception of Exploration Stage (January 1, 2010) through
	2012	2011	March 31, 2012
Cash flows from operating activities:
Net loss	$(137,915)	$(427,550)	$(1,619,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	—	872	5,000
Share-based compensation expense	6,863	—	44,551
Common stock and warrants issued for services	14,317	—	70,090
Loss on extinguishment of debt – related parties	—	—	180,000
Loss on sale of assets of discontinued operations	—	—	9,892
Changes in operating assets and liabilities:
Accounts receivable	—	—	11,104
Prepaid expenses	23,600	101,000	(15,980)
Inventory	—	—	46,385
Other assets	—	—	11,036
Accounts payable	32,040	(10,813)	137,017
Accrued liabilities and other liabilities	6,114	3,445	81,917
Net cash used in operating activities	(54,981)	(333,046)	(1,038,638)

Cash flows from investing activities:
Acquisition of mineral rights	(71,485)	(59,701)	(230,780)
Investment in nonmarketable equity securities	—	—	(7,348)
Cash used in disposition of fixed assets, intangibles and other	—	—	(82)
Net cash used in investing activities	(71,485)	(59,701)	(238,210)

Cash flows from financing activities:
Net change in advances payable – related parties	375	(12,450)	(12,170)
Borrowings from notes payable – related parties	150,000	—	310,000
Repayments of notes payable – related parties	—	—	(38,750)
Proceeds from sale of warrants	100	—	100
Proceeds from sale of common stock, net	—	571,207	1,046,206
Net cash provided by financing activities	150,475	558,757	1,305,386

Net increase in cash	24,009	166,010	28,538
Cash and cash equivalents, beginning of period	4,672	111,475	143
Cash and cash equivalents, end of period	$28,861	$277,485	$28,681

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

(unaudited)

	Three Months Ended March 31,		Inception of Exploration Stage (January 1, 2010) through
	2012	2011	March 31, 2012
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—	$6,714
Cash paid for income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accrued liabilities applicable to mineral rights	$(52,083)	$(44,583)	$3,333
Spin-off dividend	—	—	7,348
Common stock issued for mineral rights	12,385	168,902	254,687
Common stock issued for accounts payable	—	—	93,450
Common stock issued for deferred financing costs	—	—	5,000
Common stock issued for notes payable and advances payable - related parties	—	—	100,000
Warrants issued for prepaid services, net of cash received	35,793	—	35,793
Common stock issued for indemnity agreement - related parties:
Indemnification – GWBC accounts payable	—	—	296,953
Indemnification – GWBC accrued liabilities	—	—	262,298
Indemnification – GWBC short-term debt	—	—	435,981

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization, Basis of Presentation and Significant Accounting Policies:

We are an exploration stage company and our principal business is the acquisition and exploration of mineral resources. We were incorporated on December 23, 2003, in Delaware and we became an exploration stage company on January 1, 2010. We have not presently determined whether our mineral properties contain mineral reserves that are economically recoverable.

Basis of Presentation

Athena Silver Corporation (“we,” “our,” or “Athena”) prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next 12 months. Asset realization values may be significantly different from carrying values as shown on our condensed consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2012, we had not yet achieved profitable operations and we have accumulated losses of $5,221,081 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain loans from officers, directors or significant shareholders.

Recently Adopted Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 2 – Mineral Rights:

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

The Lease also requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an undiluted 2% equity interest in Athena as additional consideration under the Lease.

On March 15, 2012, in accordance with the terms of the Lease, we issued to the lessor 53,846 common shares valued at $12,385, or $0.23 per share, which was the closing bid price of our common stock on March 14, 2012. We capitalized the $12,385 fair value of common shares issued as an increase to mineral rights in our condensed consolidated balance sheets.

During the three months ended March 31, 2012, we recorded $17,917 of lease rental expense and $1,484 of other lease acquisition costs and capitalized these amounts as an increase to mineral rights.

Note 3 – Notes Payable – Related Parties:

Effective March 18, 2012, John D. Gibbs, a significant investor, made an unsecured, non-interest-bearing loan to us in the amount of $125,000.  The loan is due on demand.

Effective February 2, 2012, Mr. Gibbs made an unsecured, non-interest-bearing loan to us in the amount of $25,000.  The loan is due on demand.

Note 4 - Commitments and Contingencies:

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

Note 5 – Stockholders’ Equity:

On March 15, 2012, we issued 53,846 common shares valued at $12,385, or $0.23 per share, in accordance with the terms of our Langtry Lease. See also Note 2.

Effective February 7, 2012, and pursuant to an Advisor Agreement with GVC Capital, LLC (“GVC”) dated January 30, 2012, we sold and issued warrants exercisable to purchase an aggregate of 143,000 common shares at an exercise price of $0.25 per share at any time within five years of the date of their issuance in consideration of $100 and prepaid investor relation services with a fair value of $35,793. The warrants had a fair value of approximately $35,893 on the date of issuance.

We measure and recognize share-based services expense for all share-based payments made to non-employee consultants based on estimated fair values. We estimate the fair value of warrants on the date of issuance using the Black-Scholes-Merton option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the warrants. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected life of the warrants.

The following table summarizes the assumptions used to value warrants issued:

Fair value assumptions – warrants issued:	Three Months Ended March 31, 2012
Risk free interest rate	0.82%
Expected term (years)	5.0
Expected volatility	159%
Expected dividends	0%

Note 6 – Basic and Diluted Net Loss Per Share

All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive. Our total potential common shares outstanding at March 31, 2012 and December 31, 2011, were 343,000 and 200,000, respectively, and were comprised of shares underlying outstanding stock options and warrants.

Note 7 – Related Party Transactions:

Conflicts of Interests

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

Management Fees – Related Parties

Effective January 1, 2012, we renewed our management agreement for a period of one year with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Magellan. During each of the three month periods ended March 31, 2012 and March 31, 2011, we incurred $7,500 of management fees to Mr. Power and these costs are included in general and administrative expenses in our condensed consolidated statements of operations.

Due to Related Parties

Accounts payable and accrued interest payable owed to related parties are included in due to related parties in our condensed consolidated balance sheets as follows:

	March 31, 2012	December 31, 2011
Accounts payable – Mr. Power	$2,477	$5,476
Accrued interest payable – Mr. Gibbs	5,976	4,032
Due to related parties - total	$8,453	$9,508

Advances Payable - Related Parties

Non-interest-bearing advances payable to related parties are as follows:

	March 31, 2012	December 31, 2011
Mr. Power	$1,125	$750

During the three months ending March 31, 2012, we borrowed and repaid non-interest-bearing advances from/ to related parties as follows:

	Three Months Ended March 31, 2012
	Advances	Repayments
Mr. Power(1)	$10,125	$9,750
Silver Saddle Resources, LLC	3,600	3,600
	$13,725	$13,350

(1)

Includes entities controlled by Mr. Power

During the three months ended March 31, 2011, we borrowed and repaid non-interest-bearing advances from/ to related parties as follows:

	Three Months Ended March 31, 2011
	Advances	Repayments
Mr. Power	$17,400	29,850
Magellan Gold Corporation	10,000	10,000
	$27,400	$39,850

Notes Payable – Related Parties

Notes payable to related parties was as follows:

	March 31, 2012	December 31, 2011
Mr. Gibbs	$280,000	$130,000

During the three months ended March 31, 2012, we borrowed and repaid the following notes payable amounts to related parties:

	Three Months Ended March 31, 2012
	Borrowings	Repayments
Mr. Gibbs	$150,000	$—

During the three months ended March 31, 2011, we did not borrow or repay notes payable from/ to related parties.

Interest Expense – Related Parties:

During the three months ended March 31, 2012 and 2011, we incurred interest expense to related parties in the following amounts:

	Three Months Ended March 31,
	2012	2011
Mr. Gibbs	$1,945	$445

During the three months ended March 31, 2012 and 2011, we did not make interest payments to related parties.

Note 8 – Subsequent Events:

Effective April 27, 2012, Mr. Gibbs made an unsecured, non-interest-bearing loan to us in the amount of $25,000.  The loan is due on demand.

Effective May 10, 2012, we issued 1,147,324 common shares with a fair value of $321,251, or $0.28 per share based on the May 9, 2012, closing bid price of our stock in satisfaction of $286,831 of notes payable and accrued interest owed to Mr. Gibbs resulting in a $34,420 loss on extinguishment of debt to related parties.

Effective May 11, 2012, we sold 240,000 common shares to Mr. Gibbs for cash consideration of $60,000, or $0.25 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012 and our unaudited condensed consolidated financial statements and notes thereto included with this report in Part I. Item 1.

Business Overview:

On March 15, 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which granted us a 20 year lease to develop and conduct mining operations on a 413 acre group of 20 patented mining claims located in the Calico Mining District (the “Langtry Property”, or the “Property”), also with an option to purchase the Property. This Property is located at the base of the Calico Mountains northeast of Barstow, in San Bernardino County, California.

During the first quarter of 2011, we successfully completed a 13 hole drilling program on our Langtry Property in an effort to validate the results of an earlier drilling program undertaken by a previous owner of the Property during the 1960’s and 1970’s and to further define silver deposits near historic workings on the Property. During the remainder of 2011 and during the first quarter of 2012, we evaluated the results of our drilling program and commissioned independent consultants to prepare a NI 43-101 Technical Report. The NI 43-101 report will follow the guidelines specified by the Canadian Council of Professional Geoscientists and will include property description and location, history, geological setting, deposit types, mineralization, exploration, drilling, sampling method and approach, sample preparation, analyses and security, data verification, mineral resource and mineral reserve estimates, as well as other relevant data and information.

Going forward, our primary focus will be to continue our evaluation of the Langtry Property including the possible acquisition of additional mineral rights and additional exploration, development and permitting activities.  Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital.

Results of Operations:

Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward. This discussion should be read in conjunction with our condensed consolidated financial statements in Part I., Item 1. of this report, including the notes thereto.

Results from Continuing Operations

A summary of our results from continuing operations is as follows:

	Three Months Ended March 31,
	2012	2011
Operating expenses:
Exploration costs	$63,659	$331,241
Other operating costs	—	3,536
General and administrative expenses	72,312	91,462
Total operating expenses	135,971	426,239

Operating loss	(135,971)	(426,239)

Other (expense) income:
Interest expense	(1,945)	(1,317)
Loss on extinguishment of debt - related parties	—	—
Other income	1	6
Total other expense	(1,944)	(1,311)

Loss from continuing operations	$(137,915)	$(427,550)

Our 2012 first quarter loss from continuing operations was $137,915 as compared to $427,550 in 2011. The decrease in our loss was mainly attributable to the decrease in our mineral exploration activities during the first three months of 2012 as compared to the same period in 2011.

Operating expenses:

Our first quarter 2011 operating expenses were $135,971 as compared to $426,239 during the first quarter of 2011.

During the first quarter of 2012, we incurred $63,659 exploration costs as compared to $331,241 during the first quarter of 2011.  This $267,582 decrease was mainly due to the absence of an exploration drilling program during the first quarter of 2012. During the first quarter of 2011 we incurred $270,411 of drilling and sample analysis costs compared to no drilling and sample analysis costs during the first quarter of 2012.

General and administrative expenses decreased $19,150 to $72,312 during the first quarter of 2012 as compared to $91,462 during the first quarter of 2011.This decrease was comprised of a $27,112 decrease in professional fees offset by a $7,963 net increase in all other general and administrative expenses. The decrease in professional fees, which includes accounting, audit, legal, investor relations, management fees and other professional fees, was mainly due to delaying our annual year-end accounting and audit efforts from the first quarter in 2011 until the second quarter in 2012. The net increase in all other general and administrative expenses was mainly due to $9,863 in director compensation during the first quarter 2012 resulting from the addition of a new director in August 2011.

Other (expense) income:

Other nonoperating expense of $1,944 during the first three months of 2012 was slightly higher than the $1,317 of other nonoperating expense during the same period in 2011, mainly due to an increase in interest expense related to increased levels of notes payable to related parties.

Liquidity and Capital Resources:

Liquidity

 During the first quarter of 2012, we required capital principally for funding of our operating losses; our annual mineral rights lease payment and our working capital. To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On March 31, 2012, we had $28,681 of cash and cash equivalents and negative working capital of $343,979.

We do not have sufficient cash on hand or available credit facilities to continue operations and are dependent upon securing loans or the sale of equity to provide adequate working capital to continue operations. If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2012	2011

Net cash used in operating activities	$(54,981)	$(333,046)
Net cash used in investing activities	(71,485)	(59,701)
Net cash provided by financing activities	150,475	558,757

Net increase in cash	24,009	166,010
Cash and cash equivalents, beginning of period	4,672	111,475
Cash and cash equivalents, end of period	$28,681	$277,485

Net cash used in operating activities:

Net cash used in operating activities was $54,981 and $333,046 during the first quarter of 2012 and 2011, respectively.

Cash used in operating activities during the first quarter of 2012 mainly related to our $137,915 net loss as adjusted for non-cash items and changes in operating assets and liabilities. These adjustments and changes were comprised of $21,180 in non-cash share-based compensation expense, a $38,154 increase in accounts payable and accrued liabilities and a $23,600 decrease in prepaid expenses during the quarter.

Adjustments to our net loss of $427,550 during the first quarter of 2011 to arrive at our $333,046 cash used in operating activities were mainly comprised of a $101,000 decrease in prepaid expenses resulting from our utilization of $100,000 of prepaid drilling costs during the first quarter of 2011.

Net cash used in investing activities:

Cash used in investing activities was $71,485 during the first quarter of 2012 as compared to $59,701 during the first quarter of 2011.

Our cash used in investing activities during the first quarter of 2012 and 2011 was mainly comprised of our $70,000 and $60,000 annual lease rental payment in March 2012 and March 2011, respectively.

Net cash provided by financing activities:

Cash provided by financing activities during the first quarter of 2012 was $150,475 compared to cash provided by financing activities of $558,757 during the same period in 2011.

During the first quarter of 2012 we borrowed $150,000 from John D. Gibbs, a significant investor, sold 143,000 warrants for $100 cash and prepaid investor services with a fair value of  $35,793 and incurred a net increase in advances payable to related parties of $375. During the first quarter of 2011 we sold 2,430,000 common shares for net proceeds of $571,207 and incurred a net decrease in advances payable to related parties of $12,450.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A. of our Form 10-K for the fiscal year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I. Item 1A. of our Annual Report on  Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities were reported on Form 8-K during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Promissory notes in favor of John D. Gibbs totaling $30,000 matured on December 31, 2011 and were not repaid. Accrued and unpaid interest on these notes totaled $3,552 as of March 31, 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Promissory Note dated April 27, 2012, in favor of John D. Gibbs (1)
10.2	Agreement to Convert Debt dated May 10, 2012, between John D. Gibbs and Athena Silver Corporation (2)
31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition **
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**
____________________
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.
*	Filed herewith
**	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Dated: May 18, 2012	By:	/s/ JOHN C. POWER
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)