Form 10-Q
period 2012-06-30
ATHENA SILVER CORP
filed 2012-08-16
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

On August 16, 2012, there were 33,971,456 shares of the registrant’s common stock, $.0001 par value, outstanding.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,200	$4,672
Prepaid expenses	4,063	40,580
Total current assets	17,263	45,252

Mineral rights and properties	628,650	441,180

Total assets	$645,913	$486,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,974	$78,996
Accrued liabilities	23,333	55,416
Due to related parties	3,025	9,508
Advances payable – related parties	4,550	750
Derivative warrant liability	36,322	—
Notes payable – related parties	160,000	130,000
Total current liabilities	322,204	274,670

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 33,946,456 and 32,405,286 shares issued and 33,706,456 and 32,405,286 shares outstanding, respectively	3,395	3,241
Additional paid-in capital	5,747,839	5,291,687
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(1,826,094)	(1,481,735)
Total stockholders’ equity	323,709	211,762

Total liabilities and stockholders’ equity	$645,913	$486,432

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Inception of Exploration Stage (January 1, 2010) through
	2012	2011	2012	2011	June 30, 2012
Operating expenses:
Exploration costs	$17,105	$42,089	$80,764	$373,330	$688,381
Other operating costs	340	9,608	340	13,144	111,782
General and administrative expenses	130,202	56,758	202,514	148,219	709,573
Total operating expenses	147,647	108,455	283,618	534,693	1,509,736

Operating loss	(147,647)	(108,455)	(283,618)	(534,693)	(1,509,736)

Other income (expense):
Interest expense	(1,002)	(1,331)	(2,947)	(2,648)	(14,063)
Change in fair value of derivative warrant liability	(429)	—	(429)	—	(429)
Loss on extinguishment of debt – related parties	(57,366)	—	(57,366)	—	(237,366)
Other income	1	75	1	81	966
Total other income (expense)	(58,796)	(1,256)	(60,741)	(2,567)	(250,892)

Loss from continuing operations	(206,443)	(109,711)	(344,359)	(537,260)	(1,760,628)

Net loss from discontinued operations	—	—	—	—	(65,466)

Net loss	$(206,443)	$(109,711)	$(344,359)	$(537,260)	$(1,826,094)

Net loss per common share:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted-average common shares outstanding:
Basic	33,265,735	32,271,936	32,840,540	30,995,756
Diluted	33,283,014	32,271,936	32,856,137	30,995,756

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		Inception of Exploration Stage (January 1, 2010) through
	2012	2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(344,359)	$(537,260)	$(1,826,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	—	1,754	5,000
Share-based compensation expense	13,725	—	51,413
Common stock issued for services	—	42,420	55,773
Derivative warrants issued for services	35,793	—	35,793
Change in fair value of derivative warrant liability	429	—	429
Loss on extinguishment of debt – related parties	57,366	—	237,366
Loss on sale of assets of discontinued operations	—	—	9,892
Changes in operating assets and liabilities:
Accounts receivable	—	—	11,104
Prepaid expenses	36,517	53,785	(3,063)
Inventory	—	—	46,385
Other assets	—	—	11,036
Accounts payable	41,978	(29,195)	146,955
Derivative warrant liability	100	—	100
Accrued liabilities and other liabilities	348	(2,462)	76,151
Net cash used in operating activities	(158,103)	(470,958)	(1,141,760)

Cash flows from investing activities:
Acquisition of mineral rights and properties	(207,169)	(59,890)	(366,464)
Investment in nonmarketable equity securities	—	—	(7,348)
Cash used in disposition of fixed assets, intangibles and other	—	—	(82)
Net cash used in investing activities	(207,169)	(59,890)	(373,894)

Cash flows from financing activities:
Net change in advances payable – related parties	3,800	(14,950)	(8,745)
Borrowings from notes payable – related parties	310,000	—	470,000
Repayments of notes payable – related parties	—	—	(38,750)
Proceeds from sale of common stock, net	60,000	571,206	1,106,206
Net cash provided by financing activities	373,800	556,256	1,528,711

Net increase in cash	8,528	25,408	13,057
Cash and cash equivalents, beginning of period	4,672	111,475	143
Cash and cash equivalents, end of period	$13,200	$136,883	$13,200

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

(unaudited)

	Six Months Ended June 30,		Inception of Exploration Stage (January 1, 2010) through
	2012	2011	June 30, 2012
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$3,402	$6,714
Cash paid for income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accrued liabilities applicable to mineral rights	$(32,084)	$(27,083)	$23,333
Spin-off dividend	—	—	7,348
Common stock issued for mineral rights	12,385	168,902	254,687
Common stock issued for accounts payable	26,000	—	119,450
Common stock issued for due to related parties	8,197	—	8,197
Common stock issued for deferred financing costs	—	—	5,000
Common stock issued for notes payable and advances payable - related parties	336,000	—	616,000
Common stock issued for indemnity agreement - related parties:
Indemnification – GWBC accounts payable	—	—	201,404
Indemnification – GWBC accrued liabilities	—	—	177,899
Indemnification – GWBC short-term debt	—	—	295,697

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

Basis of Presentation

Athena Silver Corporation (“we,” “our,” or “Athena”) prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2012, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next 12 months. Asset realization values may be significantly different from carrying values as shown on our condensed consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2012, we had not yet achieved profitable operations and we have accumulated losses of $5,427,525 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain loans from officers, directors or significant shareholders.

Recently Adopted Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flows.

Note 2 – Mineral Rights and Properties:

Our mineral rights and mineral properties consist of:

	June 30, 2012	December 31, 2011
Mineral properties – Section 13 Property	$135,684	$—
Mineral rights – Langtry Project	492,966	441,180
Mineral rights and properties	$628,650	$441,180

Mineral Properties

 On May 22, 2012, we purchased 661 acres of land in fee simple for $135,684 cash, located in San Bernardino County, California, that was sold in a property tax auction conducted on behalf of the County. The parcel is all of Section 13 located in Township 7 North, Range 4 East.

The property is near the Lava Beds Mining District and has evidence of historic mining. It is adjacent to both the Silver Cliffs and Silver Bell historic mines. The property is located in the same regional geologic area known as the Western Mojave Block that includes our flagship Langtry Project. The property is approximately 28 miles southeast of our Langtry Project.

Our Section 13 Property appears to be located in a desert tortoise conservation area and may also have value as mitigation land.

Mineral Rights

Our Langtry Project covers 862 acres and consists of 20 patented lode mining claims held under our Langtry Lease and 22 unpatented lode mining claims that have been staked and filed with the Bureau of Land Management.

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

On March 15, 2012, in accordance with the terms of the Lease, we issued to the lessor 53,846 common shares valued at $12,385, or $0.23 per share, which was the closing bid price of our common stock on March 14, 2012. We capitalized the $12,385 fair value of common shares issued as an increase to mineral rights and properties in our condensed consolidated balance sheets. See also Note 7.

During the three and six months ended June 30, 2012, we recorded $20,000 and $37,917, respectively, of lease rental expense and $0 and $1,485, respectively, of other lease acquisition costs and capitalized these amounts as an increase to mineral rights and properties.

Note 3 - Fair Value of Financial Instruments:

Financial assets and liabilities recorded at fair value in our condensed consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1— Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2— Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3— Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at June 30, 2012	Fair Value Measurement at June 30, 2012
		Level 1	Level 2	Level 3

Derivative warrant liability	$36,322	$—	$—	$36,322

The carrying amount of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximates fair value because of the short-term nature of these financial instruments. We are unable to estimate the fair value of amounts due to related parties, including advances payable and notes payable to related parties, without incurring excessive costs because quoted market prices are not available, we have not developed the valuation model necessary to make these estimates, and the cost of obtaining independent valuations would be excessive.

Note 4 – Derivative Warrant Liability:

Effective February 7, 2012, and pursuant to an Advisor Agreement with GVC Capital, LLC dated January 30, 2012, we sold and issued warrants exercisable to purchase an aggregate of 143,000 common shares at an exercise price of $0.25 per share at any time within five years of the date of their issuance in consideration of $100 and investor relation services with a fair value of $35,793. The warrants have anti-dilution provisions, including a provision for adjustments to the exercise price and to the number of warrant shares purchasable if we issue or sell common shares at a price less than the then current exercise price.

We determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to our own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. We estimate the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in our condensed consolidated statement of operations under the caption “change in fair value of derivative warrant liability” until such time as the derivative warrants are exercised or expire.

The change in fair value of our derivative warrant liability is as follows:

Six Months Ended June 30, 2012
Balance – beginning of period	$—
Purchases, sales, issuances and settlements	35,893
Total (gains) or losses (realized/unrealized):
Included in net loss	429
Included in other comprehensive income	—
Transfers in and/or out of Level 3	—
Balance – end of period	$36,322

Total (gains) or losses included in net loss attributable to the change in unrealized gains or losses relating to derivative warrant liability held at end of period	$429

We estimate the fair value of our derivative warrants on the date of issuance and each subsequent balance sheet date using the Black-Scholes-Merton option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the warrants. Currently, we believe that the potential impact to the fair value of our derivative warrants attributable to the anti-dilution provision is insignificant and we will consider using a lattice model for purposes of valuation if and when the fair value of the anti-dilution provision becomes significant. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected life of the derivative warrants.

The following table summarizes the assumptions used to value our derivative warrants:

Fair value assumptions – derivative warrants:	Six Months Ended June 30, 2012
Risk free interest rate	0.72% - 0.82%
Expected term (years)	4.6 - 5.0
Expected volatility	159% - 161%
Expected dividends	0%

Note 5 – Notes Payable – Related Parties:

Notes Payable – Related Parties

Amounts owing under notes payable to John D. Gibbs, a significant investor, were as follows:

Related Party	June 30, 2012	December 31, 2011
Mr. Gibbs	$ 160,000	$ 130,000

We borrowed and repaid the following amounts under notes payable to related parties:

Six Months Ended June 30, 2012
Related Party	Borrowings	Repayments
Mr. Gibbs	$ 310,000	$ ---

Borrowings under unsecured demand notes payable to Mr. Gibbs were as follows:

Six Months Ended June 30, 2012
Date	Loan Amount	Interest Rate (per Annum)
February 2, 2012	$ 25,000	0%
March 18, 2012	125,000	0%
April 27, 2012	25,000	0%
May 22, 2012	135,000	1%
Borrowings from notes payable – related parties	$ 310,000

On May 10, 2012, we converted $280,000 of notes payable and $6,830 of accrued interest payable to Mr. Gibbs into 1,147,324 common shares with a fair value of $344,197, or $0.30 per share, which was the closing price of our common shares on May 9, 2012, and we recognized a $57,366 loss on extinguishment of debt. See also Note 7.

During the six months ended June 30, 2011, we did not borrow or repay notes payable from/ to related parties.

Interest Expense – Related Parties:

We incurred interest expense to related parties in the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
Related Party	2012	2011	2012	2011
Mr. Gibbs	$1,002	$449	$2,947	$894

Note 6 - Commitments and Contingencies:

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

Under the terms of our Langtry Lease, we are also required to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an undiluted 2% equity interest in Athena. On June 30, 2012, we were obligated to issue 30,354 common shares with a fair value of $8,347 based on the June 29, 2012, closing bid price of $0.275 per share for our common stock. These shares will be issued to the lessor on March 15, 2013, as additional consideration for granting us the Langtry Lease and as partial consideration for our third year lease rental payment. See also Note 2.

Note 7 – Stockholders’ Equity:

During the period, changes in stockholders’ equity were as follows:

	Common Stock
	Shares	Amount	Additional paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2011	32,405,286	$3,241	$5,291,687	$(5,083,166)	$211,762

Common stock issued to Mr. Gibbs for cash	240,000	24	59,976	—	60,000
Common stock issued for mineral rights	53,846	5	12,379	—	12,384
Common stock issued for debt	1,147,324	115	344,082	—	344,197
Common stock issued for accounts payable	100,000	10	25,990	—	26,000
Share-based compensation	—	—	13,725	—	13,725
Net loss	—	—	—	(344,359)	(344,359)
Balance, June 30, 2012	33,946,456	$3,395	$5,747,839	$(5,427,525)	$323,709

Note 8 – Basic and Diluted Net Loss Per Share

The following table summarizes the effects of potentially dilutive securities on diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(206,443)	$(109,710)	$(344,359)	$(537,260)
Derivative warrant liability	429	—	429	—
Net loss applicable to diluted net loss per common share	$(206,014)	$(109,710)	$(343,930)	$(537,260)

Basic weighted-average common shares outstanding	33,265,735	32,271,936	32,840,540	30,995,756
Dilutive effect of derivative warrants	17,279	—	15,597	—
Diluted weighted-average shares outstanding	33,283,014	32,271,936	32,856,137	30,995,756

Net loss per common share:
Basic	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.02)

The following potential common shares were excluded from net loss per common share because the impact of such inclusion would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	200,000	200,000	200,000	200,000

Note 9 – Related Party Transactions:

The following information is provided in addition to the related party transactions described in Note 5, “Notes Payable – Related Parties” and Note 7, “Stockholders’ Equity.”

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

Management Fees – Related Parties

Effective January 1, 2012, we extended, for one year, our month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena.

Management fees to Mr. Power are included in general and administrative expenses in our condensed consolidated statement of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Management fees	$7,500	$7,500	$15,000	$15,000

Due to Related Parties

Accounts payable and accrued interest payable owed to related parties are included in due to related parties in our condensed consolidated balance sheets as follows:

Related Party	June 30, 2012	December 31, 2011
Accounts payable – Mr. Power	$2,877	$5,476
Accrued interest payable – Mr. Gibbs	148	4,032
Due to related parties - total	$3,025	$9,508

Advances Payable - Related Parties

Non-interest-bearing advances payable to related parties are as follows:

Related Party	June 30, 2012	December 31, 2011
Mr. Power, including entities controlled by Mr. Power	$4,550	$750

We borrowed and repaid non-interest-bearing advances from/ to related parties as follows:

	Six Months Ended June 30, 2012
Related Party	Advances	Repayments
Mr. Power, including entities controlled by Mr. Power	$21,875	$18,075
Silver Saddle Resources, LLC	3,600	3,600
	$25,475	$21,675

We borrowed and repaid non-interest-bearing advances from/ to related parties as follows:

	Six Months Ended June 30, 2011
Related Party	Advances	Repayments
Mr. Power	$17,400	$32,350
Magellan Gold Corporation	13,000	13,000
	$30,400	$45,350

Note 10 – Subsequent Events:

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on July 31, 2013, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.

Effective July 18, 2012, we converted $50,000 of advances payable and $160,000 of notes payable to Mr. Gibbs into a $210,000 Credit Note under the credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Silver Corporation and its consolidated subsidiary.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Commission on April 16, 2012, and our interim unaudited condensed consolidated financial statements and notes thereto included with this report in Part I. Item 1.

Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts.  Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations.  Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

During the first quarter of 2011, we successfully completed a 13-hole drilling program on our Langtry Property in an effort to validate the results of an earlier drilling program undertaken by a previous owner of the Property during the 1960’s and 1970’s and to further define silver deposits near historic workings on the Property. During the remainder of 2011 and during the first quarter of 2012, we evaluated the results of our drilling program and in May 2012, we issued a NI 43-101 Technical Report. The NI 43-101 report followed the guidelines specified by the Canadian Council of Professional Geoscientists and included a description of the Langtry Property and location, history, geological setting, deposit types, mineralization, exploration, drilling, sampling method and approach, sample preparation, analyses and security, data verification, mineral resource and mineral reserve estimates, as well as other relevant data and information.

Going forward, our primary focus will be to continue our evaluation of the Langtry Property mineral resources including possible additional exploration drilling, assays, metallurgical testing and analysis, environmental studies and preliminary permitting and re-estimation of our mineral resources. Our NI 43-101 report estimated that these efforts may take approximately one year to complete at a preliminary cost estimate of $625,000.

Our ongoing mineral lease payments, exploration and development efforts and general and administrative expenses will require additional capital.

Results of Operations:

The following discussion should be read in conjunction with our condensed consolidated financial statements in Part I., Item 1. of this report, including the notes thereto.

Results of Continuing Operations for the Three Months Ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012	2011
Operating expenses:
Exploration costs	$17,105	$42,089
Other operating costs	340	9,608
General and administrative expenses	130,202	56,758
Total operating expenses	147,647	108,455

Operating loss	(147,647)	(108,455)

Total other income (expense)	(58,796)	(1,256)

Loss from continuing operations	$(206,443)	$(109,711)

Our 2012 second quarter loss from continuing operations was $206,443 as compared to $109,711 during the same period in 2011. The $96,732 increase in our loss was mainly attributable to a $73,444 increase in general and administrative expense plus a $57,540 increase in nonoperating expense offset by a $24,984 decrease in exploration costs and a $9,268 decrease in other operating costs as more fully described below.

Operating expenses:

Our second quarter 2012 operating expenses were $147,647 as compared to $108,455 during the second quarter of 2011.

During the second quarter of 2012, we incurred $17,105 of exploration costs as compared to $42,089 during the second quarter of 2011.  This $24,984 decrease was mainly due to the absence of an exploration drilling program during the first half of 2012. Our second quarter 2012 exploration costs were mainly applicable to the completion of our NI 43-101 Technical Report whereas our second quarter 2011 exploration costs were mainly applicable to the completion of our 13-hole exploration drilling program.

Our other operating costs, consisting of environmental permitting expenses, decreased $9,268 to $340 during the second quarter of 2012 as compared to $9,608 during the second quarter of 2011 due to decreased exploration activity during the first half of 2012.

Our general and administrative expenses increased $73,444 to $130,202 during the second quarter of 2012 as compared to $56,757 during the second quarter of 2011.This increase was comprised of a $56,386 increase in professional fees, a $9,862 increase in director compensation and a $7,196 net increase in all other general and administrative expenses.

The increase in professional fees, which includes accounting, audit, legal, investor relations, management fees and other professional fees, was mainly due to a $38,996 increase in investor relations expense to $46,126 during the second quarter of 2012 from $7,130 during the second quarter of 2011. Our second quarter 2012 investor relations efforts included a presentation at an investor conference in June 2012 and a $21,476 non-cash expense relating to three months of professional financial advisory services paid for with derivative warrants. In addition, our accounting and audit fees increased by $14,315 during the second quarter of 2012 to $39,065 as compared to $24,750 during the second quarter of 2011 mainly due to delaying year-end accounting efforts into the second quarter of 2012. All other professional fees increased by $3,075 during the second quarter of 2012 as compared to the same period in 2011.

The $9,862 increase in director compensation results from the addition of a new director in August 2011 and includes $6,862 of non-cash share-based compensation expense.

Other income (expense):

Our nonoperating expense, net, was $58,796 during the second quarter of 2012 as compared to $1,256 during the second quarter of 2011 and was mainly comprised of our one-time $57,366 loss on extinguishment of notes payable to related parties in May 2012.

Results of Continuing Operations for the Six Months Ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012	2011
Operating expenses:
Exploration costs	$80,764	$373,330
Other operating costs	340	13,144
General and administrative expenses	202,514	148,219
Total operating expenses	283,618	534,693

Operating loss	(283,618)	(534,693)

Total other expense - net	(60,741)	(2,567)

Loss from continuing operations	$(344,359)	$(537,260)

Our 2012 first half loss from continuing operations was $344,359 as compared to $537,260 during the same period in 2011. The $192,901 decrease in our loss was mainly attributable to a $292,566 decrease in exploration costs resulting from a decrease in our mineral exploration activities during the first half of 2012 as compared to the same period in 2011. Our decrease in exploration costs was supplemented by a $12,804 decrease in other operating costs and offset by a $54,295 increase in general and administrative expense and a $58,174 increase in nonoperating costs as described below.

We expect our second half 2012 exploration costs and other operating costs to increase significantly during the second half of 2012 as compared to the first half of 2012 as we plan to incur additional exploration efforts outlined in our NI 43-101 report. We expect our general and administrative expenses during the second half of 2012 to be consistent with the first half of 2012.

Operating expenses:

Our first half 2012 operating expenses were $283,618 as compared to $534,693 during the first half of 2011.

During the first half of 2012, we incurred $80,764 of exploration costs as compared to $373,330 during the first half of 2011.  This $292,566 decrease was mainly due to the absence of an exploration drilling program during the first half of 2012. During the first half of 2011, we incurred $276,072 of drilling and sample analysis costs applicable to our 13-hole drilling program compared to no drilling and sample analysis costs during the first half of 2012.

Our other operating costs, consisting of environmental permitting expenses, decreased $12,804 to $340 during the first half of 2012 as compared to $13,144 during the first half of 2011 due to decreased exploration activity during the first half of 2012.

Our general and administrative expenses increased $54,295 to $202,514 during the first half of 2012 as compared to $148,219 during the first half of 2011.This increase was comprised of a $29,149 increase in professional fees, a $19,725 increase in director compensation and a $5,421 net increase in all other general and administrative expenses.

The increase in professional fees, which includes accounting, audit, legal, investor relations, management fees and other professional fees, was mainly due to a $55,063 increase in investor relations expense to $64,143 during the first half of 2012 from $9,080 during the first half of 2011. Our first half 2012 investor relations efforts included a presentation at an investor conference in June 2012 and a $35,793 non-cash expense relating to five months of professional financial advisory services paid for with derivative warrants. This increase in investor relations expense was offset by a $17,299 decrease in legal fees, a $6,382 decrease in accounting and audit fees and a $2,233 decrease in other professional fees during the first half of 2012. The $19,725 increase in director compensation results from the addition of a new director in August 2011 and includes $13,725 of non-cash share-based compensation expense.

Other income (expense):

Our nonoperating expense, net, was $60,741 during the first half of 2012 as compared to $2,567 during the first half of 2011 and was mainly comprised of our one-time $57,366 loss on extinguishment of notes payable to related parties in May 2012.

Liquidity and Capital Resources:

Liquidity

 During the first half of 2012, we required capital principally for funding of our operating losses; our purchase of the Section 13 mineral property; our annual mineral rights lease payment and our working capital. To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On June 30, 2012, we had $13,200 of cash and cash equivalents and negative working capital of $304,941.

Effective July 18, 2012, we entered into a Credit Agreement with John D. Gibbs, a related party and significant investor, pursuant to which Mr. Gibbs has agreed to make available to us a revolving credit facility in the maximum principal amount of $1.0 million.  Credit Notes representing advances under the Credit Agreement accrue interest at the rate of 5% per annum, are due and payable on or before July 31, 2013, and are convertible at the option of the holder into common shares at a conversion price of $0.50 per share.  The Credit Agreement will provide sufficient funds to meet our working capital requirements for approximately 12 months.  We have no other commitments or understandings for additional financing beyond the Credit Agreement.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2012	2011

Net cash used in operating activities	$(158,103)	$(470,958)
Net cash used in investing activities	(207,169)	(59,890)
Net cash provided by financing activities	373,800	556,256

Net increase in cash	8,528	25,408
Cash and cash equivalents, beginning of period	4,672	111,475
Cash and cash equivalents, end of period	$13,200	$136,883

Net cash used in operating activities:

Net cash used in operating activities was $158,103 and $470,958 during the first half of 2012 and 2011, respectively.

Cash used in operating activities during the first half of 2012 mainly related to our $344,359 net loss as adjusted for non-cash items and changes in operating assets and liabilities. These non-cash adjustments were comprised of $13,725 in share-based compensation expense, a $57,366 loss on extinguishment of debt - related parties, $35,793 in investor relations expense attributable to derivative warrants issued for services, and a $429 mark-to-market loss in our change in fair value of derivative warrant liability.  Our changes in operating assets and liabilities were comprised of a $42,426 increase in current liabilities applicable to operations consisting of accounts payable, accrued liabilities and our derivative warrant liability and a $36,517 decrease in prepaid expenses during the period.

Cash used in operating activities during the first six months of 2011 mainly relates to our $537,260 net loss as adjusted for non-cash items and changes in operating assets and liabilities.  The most significant adjustment to our net loss was a $53,785 decrease in prepaid expenses resulting from our utilization of $100,000 of prepaid drilling costs during the first six months of 2011 offset by a $46,215 net increase in prepaid professional fees. In addition, we used $31,657 of cash to reduce our current liabilities applicable to operations consisting of accounts payable and accrued liabilities during the first half of 2011. Net loss was also adjusted by $1,754 of non-cash amortization of deferred financing costs and $42,420 of professional fees paid for with common shares.

Net cash used in investing activities:

Cash used in investing activities was $207,169 during the first half of 2012 as compared to $59,890 during the first half of 2011.

Our cash used in investing activities during the first half of 2012 was comprised of a $135,684 expenditure for our Section 13 mineral property, a $70,000 annual lease rental payment under our Langtry Lease and the payment for $1,485 of other mineral rights acquisition costs. During the first half of 2011, our cash used in investing activities mainly consisted of our $60,000 annual payment under our Langtry Lease.

Net cash provided by financing activities:

Cash provided by financing activities during the first half of 2012 was $373,800 compared to cash provided by financing activities of $556,256 during the same period in 2011.

During the first half of 2012 we borrowed $310,000 from Mr. Gibbs, sold 240,000 common shares to Mr. Gibbs for $60,000 cash and incurred a net increase in advances payable to related parties of $3,800. During the first half of 2011 we sold 2,430,000 common shares for net proceeds of $571,206 and incurred a net decrease in advances payable to related parties of $14,950.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Promissory Note dated April 27, 2012, in favor of John D. Gibbs (1)
10.2	Agreement to Convert Debt dated May 10, 2012, between John D. Gibbs and Athena Silver Corporation (2)
10.3	Assignment of Right to Purchase Property dated May 22, 2012, between John C. Power and Athena Minerals Corporation (3)
10.4	Promissory Note dated May 22, 2012, in favor of John D. Gibbs (3)
10.5	Agreement to Convert Debt of Donaldson Consulting Services, Inc. dated June 16, 2012 (4)
10.6	Credit Agreement dated July 18, 2012, by and between Athena Silver Corporation and John D. Gibbs (5)
10.7	Form of Credit Note (5)

31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition **
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**

____________________
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2012 and filed with the Commission on June 11, 2012.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 16, 2012 and filed with the Commission on June 19, 2012.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 18, 2012 and filed with the Commission on July 19, 2012.

*	Filed herewith
**	To be furnished by amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Dated: August 16, 2012	By:	/s/ JOHN C. POWER
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)