Form 10-Q
period 2012-09-30
ATHENA SILVER CORP
filed 2012-11-14
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

On November 13, 2012, there were 33,971,456 shares of the registrant’s common stock, $.0001 par value, outstanding.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$175,790	$4,672
Prepaid expenses	8,995	40,580
Total current assets	184,785	45,252

Mineral rights and properties	653,550	441,180

Total assets	$838,335	$486,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,611	$78,996
Accrued liabilities	43,333	55,416
Due to related parties	3,094	9,508
Advances payable – related parties	—	750
Derivative warrant liability	53,196	—
Notes payable – related parties	410,000	130,000
Total current liabilities	617,234	274,670

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized; none outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 33,971,456 and 32,405,286 shares issued and outstanding, respectively	3,397	3,241
Additional paid-in capital	5,756,374	5,291,687
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(1,937,239)	(1,481,735)
Total stockholders’ equity	221,101	211,762

Total liabilities and stockholders’ equity	$838,335	$486,432

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception of Exploration Stage (January 1, 2010) through
	2012	2011	2012	2011	September 30, 2012
Operating expenses:
Exploration costs	$27,389	$142,561	$108,153	$515,891	$715,770
Other operating costs	—	3,115	340	16,259	111,782
General and administrative expenses	64,563	88,223	267,077	236,443	774,136
Total operating expenses	91,952	233,899	375,570	768,593	1,601,688

Operating loss	(91,952)	(233,899)	(375,570)	(768,593)	(1,601,688)

Other income (expense):
Interest expense	(2,946)	(1,344)	(5,894)	(3,992)	(17,010)
Change in fair value of derivative warrant liability	(16,874)	—	(17,303)	—	(17,303)
Gain (loss) on extinguishment of debt and accounts payable, net	625	—	(56,741)	—	(236,741)
Other income	2	859	4	941	969
Total other income (expense)	(19,193)	(485)	(79,934)	(3,051)	(270,085)

Loss from continuing operations	(111,145)	(234,384)	(455,504)	(771,644)	(1,871,773)

Net loss from discontinued operations	—	—	—	—	(65,466)

Net loss	$(111,145)	$(234,384)	$(455,504)	$(771,644)	$(1,937,239)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted-average common shares outstanding:
Basic and diluted	33,966,836	32,380,233	33,218,718	31,462,320

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		Inception of Exploration Stage (January 1, 2010) through
	2012	2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(455,504)	$(771,644)	$(1,937,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	—	2,645	5,000
Share-based compensation expense	16,012	30,825	53,700
Common stock issued for services	—	51,572	55,773
Derivative warrants issued for services	35,793	—	35,793
Change in fair value of derivative warrant liability	17,303	—	17,303
Loss on extinguishment of debt – related parties	57,366	—	237,366
Gain on extinguishment of accounts payable	(625)	—	(625)
Loss on sale of assets of discontinued operations	—	—	9,892
Changes in operating assets and liabilities:
Accounts receivable	—	—	11,104
Prepaid expenses	31,585	66,730	(7,995)
Inventory	—	—	46,385
Other assets	—	—	11,036
Accounts payable	61,490	32,513	166,467
Accrued liabilities and other liabilities	517	4,754	76,320
Net cash used in operating activities	(236,063)	(582,605)	(1,219,720)

Cash flows from investing activities:
Acquisition of mineral rights and properties	(212,069)	(62,570)	(371,364)
Investment in nonmarketable equity securities	—	—	(7,348)
Cash used in disposition of fixed assets, intangibles and other	—	—	(82)
Net cash used in investing activities	(212,069)	(62,570)	(378,794)

Cash flows from financing activities:
Net change in advances payable – related parties	49,250	(14,950)	36,705
Borrowings from notes payable – related parties	510,000	—	670,000
Repayments of notes payable – related parties	—	—	(38,750)
Proceeds from sale of common stock, net	60,000	571,206	1,106,206
Net cash provided by financing activities	619,250	556,256	1,774,161

Net increase (decrease) in cash	171,118	(88,919)	175,647
Cash and cash equivalents, beginning of period	4,672	111,475	143
Cash and cash equivalents, end of period	$175,790	$22,556	$175,790

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

(unaudited)

	Nine Months Ended September 30,		Inception of Exploration Stage (January 1, 2010) through
	2012	2011	September 30, 2012
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$3,402	$6,714
Cash paid for income taxes	—	—	—

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accrued liabilities applicable to mineral rights	$(12,083)	$(9,583)	$43,333
Spin-off dividend	—	7,500	7,348
Common stock issued for mineral rights	12,385	168,902	254,687
Common stock issued for accounts payable	32,250	—	125,700
Common stock issued for due to related parties	8,196	—	8,196
Common stock issued for deferred financing costs	—	—	5,000
Common stock issued for notes payable and advances payable - related parties	336,000	—	616,000
Common stock issued for indemnity agreement - related parties:
Indemnification – GWBC accounts payable	—	—	201,404
Indemnification – GWBC accrued liabilities	—	—	177,899
Indemnification – GWBC short-term debt	—	—	295,697

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

Basis of Presentation

Athena Silver Corporation (“we,” “our,” or “Athena”) prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2012, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to meet our obligations and continue our operations during the next 12 months. Asset realization values may be significantly different from carrying values as shown on our condensed consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At September 30, 2012, we had not yet achieved profitable operations and we have accumulated losses of $5,538,670 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain loans from officers, directors or significant shareholders.

Recently Adopted Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our condensed consolidated financial statements.

Note 2 – Mineral Rights and Properties:

Our mineral rights and mineral properties consist of:

	September 30, 2012	December 31, 2011
Mineral properties – Section 13 Property	$135,684	$—
Mineral rights – Langtry Project	517,866	441,180
Mineral rights and properties	$653,550	$441,180

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

During the three and nine months ended September 30, 2012, we recorded $20,000 and $57,917, respectively, of Lease rental expense and $4,900 and $6,385, respectively, of other mineral property acquisition costs and capitalized these amounts as an increase to mineral rights and properties.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at September 30, 2012	Fair Value Measurement at September 30, 2012
		Level 1	Level 2	Level 3

Derivative warrant liability	$53,196	$—	$—	$53,196

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

Note 4 – Derivative Warrant Liability:

Effective February 7, 2012, and pursuant to an Advisor Agreement with GVC Capital, LLC dated January 30, 2012, we sold and issued warrants exercisable to purchase an aggregate of 143,000 common shares at an exercise price of $0.25 per share at any time within five years of the date of their issuance in consideration of $100 cash and investor relation services with a fair value of $35,793. The warrants have anti-dilution provisions, including a provision for adjustments to the exercise price and to the number of warrant shares purchasable if we issue or sell common shares at a price less than the then current exercise price.

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

The change in fair value of our derivative warrant liability is as follows:

Nine Months Ended September 30, 2012
Balance – beginning of period	$—
Purchases, sales, issuances and settlements	35,893
Total (gains) or losses (realized/unrealized):
Included in net loss	17,303
Included in other comprehensive income	—
Transfers in and/or out of Level 3	—
Balance – end of period	$53,196

Total (gains) or losses included in net loss attributable to the change in unrealized gains or losses relating to derivative warrant liability held at end of period	$17,303

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

The following table summarizes the assumptions used to value our derivative warrants:

Fair value assumptions – derivative warrants:	Nine Months Ended September 30, 2012
Risk free interest rate	0.62% - 0.82%
Expected term (years)	4.4 - 5.0
Expected volatility	159% - 163%
Expected dividends	0%

Note 5 – Notes Payable – Related Parties:

Notes Payable – Related Parties

Amounts owing under notes payable to John D. Gibbs, a significant shareholder, are as follows:

Related Party	September 30, 2012	December 31, 2011
Mr. Gibbs	$410,000	$130,000

We borrowed and repaid the following amounts under notes payable to related parties:

	Nine Months Ended September 30, 2012
Related Party	Borrowings	Repayments
Mr. Gibbs	$510,000	$—

Borrowings under notes payable to Mr. Gibbs were as follows:

		Nine Months Ended September 30, 2012
Date	Type of Loan	Loan Amount	Interest Rate (per Annum)
February 2, 2012	Demand Note	$25,000	0%
March 18, 2012	Demand Note	125,000	0%
April 27, 2012	Demand Note	25,000	0%
May 22, 2012	Demand Note	135,000	1%
August 20, 2012	Credit Note	100,000	5%
September 20, 2012	Credit Note	100,000	5%
Borrowings from notes payable – related parties		$510,000

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on July 31, 2013, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.

The new credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of September 30, 2012, we are in technical default of certain covenants and Mr. Gibbs, as the holder of the Credit Notes under the credit facility may, at his option, give us notice that the amounts due under the Credit Notes are immediately due and payable.

Effective July 18, 2012, we converted $50,000 of advances payable and $160,000 of demand notes payable to Mr. Gibbs into a $210,000 Credit Note under the credit facility.

On May 10, 2012, we converted $280,000 of demand notes payable and $6,830 of accrued interest payable to Mr. Gibbs into 1,147,324 common shares with a fair value of $344,196, or $0.30 per share, which was the closing price of our common shares on May 9, 2012, and we recognized a $57,366 loss on extinguishment of debt and accounts payable. See also Note 7.

During the nine months ended September 30, 2011, we did not borrow or repay notes payable from/ to related parties.

Interest Expense – Related Parties:

We incurred interest expense to related parties in the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	2012	2011	2012	2011
Mr. Gibbs	$2,946	$1,344	$5,894	$3,992

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

Under the terms of our Langtry Lease, we are also required to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an undiluted 2% equity interest in Athena. On September 30, 2012, we were obligated to issue 30,864 common shares with a fair value of $12,346 based on the September 28, 2012, closing price of $0.40 per share for our common stock. These shares will be issued to the lessor on March 15, 2013, as additional consideration for granting us the Langtry Lease and as partial consideration for our third year lease rental payment. See also Note 2.

Note 7 – Stockholders’ Equity:

During the period, changes in stockholders’ equity were as follows:

	Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2011	32,405,286	$3,241	$5,291,687	$(5,083,166)	$211,762

Common stock issued to Mr. Gibbs for cash	240,000	24	59,976	—	60,000
Common stock issued for mineral rights	53,846	5	12,380	—	12,385
Common stock issued for debt	1,147,324	115	344,081	—	344,196
Common stock issued for accounts payable	125,000	12	32,238	—	32,250
Share-based compensation	—	—	16,012	—	16,012
Net loss	—	—	—	(455,504)	(455,504)
Balance, September 30, 2012	33,971,456	$3,397	$5,756,374	$(5,538,670)	$221,101

Note 8 – Basic and Diluted Net Loss Per Share

The following potential common shares are excluded from net loss per common share because the impact of such inclusion would be anti-dilutive:

	September 30,
	2012	2011
Stock options	200,000	200,000
Warrants	143,000	—
	343,000	200,000

Note 9 – Related Party Transactions:

The following information is provided in addition to the related party transactions described in Note 5, “Notes Payable – Related Parties” and Note 7, “Stockholders’ Equity.”

Conflicts of Interests

Magellan Gold Corporation is a company under common control. Mr. Power is a significant shareholder, director and CEO of both Athena and Magellan. Mr. Gibbs is a significant shareholder in both Athena and Magellan. Athena and Magellan are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

Silver Saddle Resources, LLC is also a company under common control. Mr. Power and Mr. Gibbs are the owners and managing members of Silver Saddle. Athena and Silver Saddle are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

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

Management fees to Mr. Power are included in general and administrative expenses in our condensed consolidated statement of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Management fees	$7,500	$7,500	$22,500	$22,500

Due to Related Parties

Accounts payable and accrued interest payable owed to related parties are included in due to related parties in our condensed consolidated balance sheets as follows:

Related Party	September 30, 2012	December 31, 2011
Accounts payable – Mr. Power	$—	$5,476
Accrued interest payable – Mr. Gibbs	3,094	4,032
Due to related parties - total	$3,094	$9,508

Advances Payable - Related Parties

Non-interest-bearing advances payable to related parties are as follows:

Related Party	September 30, 2012	December 31, 2011
Mr. Power	$—	$750

We borrowed and repaid non-interest-bearing advances from/ to related parties as follows:

	Nine Months Ended September 30, 2012
Related Party	Advances	Repayments
Mr. Gibbs	$50,000	$—
Mr. Power, including entities controlled by Mr. Power	21,875	22,625
Silver Saddle Resources, LLC	3,600	3,600
	$75,475	$26,225

Effective July 18, 2012, we converted $50,000 of advances payable and $160,000 of demand notes payable to Mr. Gibbs into a $210,000 Credit Note under the credit facility. See also Note 5.

We borrowed and repaid non-interest-bearing advances from/ to related parties as follows:

	Nine Months Ended September 30, 2011
Related Party	Advances	Repayments
Mr. Power	$21,259	$36,209
Magellan Gold Corporation	13,000	13,000
	$34,259	$49,209

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

Results of Continuing Operations for the Three Months Ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011
Operating expenses:
Exploration costs	$27,389	$142,561
Other operating costs	—	3,115
General and administrative expenses	64,563	88,223
Total operating expenses	91,952	233,899

Operating loss	(91,952)	(233,899)

Total other income (expense)	(19,193)	(485)

Loss from continuing operations	$(111,145)	$(234,384)

Our 2012 third quarter loss from continuing operations was $111,145 as compared to $234,384 during the same period in 2011. The $123,239 decrease in our loss was mainly attributable to a $115,172 decrease in exploration costs, a $23,660 decrease in general and administrative expense and a $3,115 decrease in other operating costs offset by an $18,708 increase in nonoperating expense as more fully described below.

Operating expenses:

Our third quarter 2012 operating expenses decreased $141,947 to $91,952 as compared to $233,899 during the third quarter of 2011.

During the third quarter of 2012, we incurred $27,389 of exploration costs as compared to $142,561 during the third quarter of 2011.  This $115,172 decrease was mainly due to the absence of an exploration drilling program during 2012. Our third quarter 2012 exploration costs were mainly applicable to a 38 sample trenching program on the Langtry Property whereas our third quarter 2011 exploration costs were mainly applicable to the completion of our 13-hole exploration drilling program.

We did not incur any other operating costs during the third quarter of 2012 as compared to $3,115 of environmental permitting expenses during the third quarter of 2011.

Our general and administrative expenses decreased $23,660 to $64,563 during the third quarter of 2012 as compared to $88,223 during the third quarter of 2011.This decrease was comprised of a $27,537 decrease in director compensation offset by a net $3,877 increase in all other general and administrative expenses. The decrease in director compensation was mainly attributable to the one-time immediate vesting of 50% of the 200,000 stock options granted to a new director during the third quarter of 2011.

Other income (expense):

Our nonoperating expense, net, was $19,193 during the third quarter of 2012 as compared to $485 during the third quarter of 2011 and was mainly comprised of $16,874 non-cash mark-to-market loss on derivative warrants issued to an investor relations service provider during the first quarter of 2012.

Results of Continuing Operations for the Nine Months Ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
Operating expenses:
Exploration costs	$108,153	$515,891
Other operating costs	340	16,259
General and administrative expenses	267,077	236,443
Total operating expenses	375,570	768,593

Operating loss	(375,570)	(768,593)

Total other expense - net	(79,934)	(3,051)

Loss from continuing operations	$(455,504)	$(771,644)

During the nine months ended September 30, 2012, our loss from continuing operations was $455,504 as compared to $771,644 during the same period in 2011. The $316,140 decrease in our loss was mainly attributable to a $407,738 decrease in exploration costs resulting from a decrease in our mineral exploration activities during the first nine months of 2012 as compared to the same period in 2011. Our decrease in exploration costs was supplemented by a $15,919 decrease in other operating costs and offset by a $30,634 increase in general and administrative expense and a $76,883 increase in nonoperating costs as described below.

We expect our exploration and other operating costs during the remainder of 2012 to remain at levels consistent with the first nine months of 2012 and our full-year 2012 exploration and other operating costs are expected to be well below our 2011 totals due to decreased exploration efforts during 2012.  We expect our general and administrative expenses during the remainder of 2012 to be consistent with 2011 levels.

Operating expenses:

During the nine months ended September 30, 2012, our operating expenses were $375,570 as compared to $768,593 during the nine months ended September 30, 2011.

During the first nine months of 2012, we incurred $108,153 of exploration costs as compared to $515,891 during the first nine months of 2011.  This $407,738 decrease was mainly due to the absence of an exploration drilling program in 2012. During the first nine months of 2011, we incurred $278,122 of drilling and sample analysis costs applicable to our 13-hole drilling program compared to no drilling and $8,993 of sample analysis costs during the first nine months of 2012, resulting in a decrease in drilling and sample analysis costs of $269,119. Similarly, geologist fees decreased $195,809 from $266,697 during the nine months ended September 30, 2011, to $30,888 during the same period in 2012. These decreases were offset by a $56,370 increase in geochemical analysis costs incurred in early 2012 relating to samples from our 2011 drilling program. We did not incur geochemical analysis costs during the first nine months of 2011. All other exploration costs increased by $820 from $11,082 to $11,902 during the nine months ended September 30, 2011 and 2012, respectively.

Our other operating costs, consisting of environmental permitting expenses, decreased $15,919 to $340 during the first nine months of 2012 as compared to $16,259 during the first nine months of 2011 due to decreased exploration activity during 2012.

Our general and administrative expenses increased $30,634 to $267,077 during the nine months ended September 30, 2012, as compared to $236,443 during the nine months ended September 30, 2011. This increase was comprised of a $37,419 increase in professional fees offset by a $6,785 net decrease in all other general and administrative expenses.

The $37,419 increase in professional fees, which includes accounting, audit, legal, investor relations, management fees and other professional fees, was mainly due to a $43,861 increase in investor relations expense to $64,470 during the first nine months of 2012 from $20,609 during the first nine months of 2011. Our 2012 investor relations efforts included a presentation at an investor conference in June 2012 and a $35,793 non-cash expense relating to five months of professional financial advisory services paid for with derivative warrants. This increase in investor relations expense and a $7,000 increase in audit fees were offset by a $2,451 decrease in legal fees, a $6,752 decrease in accounting fees and a $4,239 decrease in other professional fees during the first nine months of 2012 as compared to the first nine months of 2011.

Other income (expense):

Our nonoperating expense, net, was $79,934 during the nine months ended September 30, 2012, as compared to $3,051 during the nine months ended September 30, 2011, and was mainly comprised of our one-time $57,366 loss on extinguishment of notes and accrued interest payable to related parties in May 2012 and our $17,303 mark-to-market loss on derivative warrants during the first nine months of 2012. All other nonoperating expenses, net, increased $2,214 during the first nine months of 2012 as compared to the same period in 2011.

Liquidity and Capital Resources:

Liquidity

 During the nine months ended September 30, 2012, we required capital principally for funding of our operating losses; our purchase of the Section 13 mineral property; our annual mineral rights lease payment and our working capital. To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On September 30, 2012, we had $175,790 of cash and cash equivalents and negative working capital of $432,449.

Effective July 18, 2012, we entered into a Credit Agreement with John D. Gibbs, a related party and significant shareholder, pursuant to which Mr. Gibbs has agreed to make available to us a revolving credit facility in the maximum principal amount of $1.0 million.  Credit Notes representing advances under the Credit Agreement accrue interest at the rate of 5% per annum, are due and payable on or before July 31, 2013, and are convertible at the option of the holder into common shares at a conversion price of $0.50 per share.  The Credit Agreement will provide sufficient funds to meet our working capital requirements for approximately 12 months.  We have no other commitments or understandings for additional financing beyond the Credit Agreement. As of September 30, 2012, we had borrowed $410,000 under the credit facility.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2012	2011

Net cash used in operating activities	$(236,063)	$(582,605)
Net cash used in investing activities	(212,069)	(62,570)
Net cash provided by financing activities	619,250	556,256

Net increase in cash	171,118	(89,919)
Cash and cash equivalents, beginning of period	4,672	111,475
Cash and cash equivalents, end of period	$175,790	$22,556

Net cash used in operating activities:

Net cash used in operating activities was $236,063 and $582,065 during the first nine months of 2012 and 2011, respectively.

Cash used in operating activities during the first nine months of 2012 mainly related to our $455,504 net loss as adjusted for non-cash items and changes in operating assets and liabilities. These non-cash adjustments were comprised of $16,012 in share-based compensation expense to a director, a $57,366 loss on extinguishment of debt - related parties, $35,793 in investor relations expense attributable to derivative warrants issued for services, a $17,303 mark-to-market loss relating to the change in fair value of our derivative warrant liability, offset by a $625 gain on extinguishment of accounts payable.  Our changes in operating assets and liabilities were comprised of a $62,007 increase in current liabilities applicable to operations consisting of accounts payable, accrued liabilities and our derivative warrant liability and a $31,585 decrease in prepaid expenses during the period.

Cash used in operating activities during the first nine months of 2011 mainly relates to our $771,644 net loss as adjusted for non-cash items and changes in operating assets and liabilities.  The most significant adjustment to our net loss was a $66,730 decrease in prepaid expenses resulting from our utilization of $100,000 of prepaid drilling costs during the first nine months of 2011 offset by a $33,270 net increase in prepaid professional fees. In addition, we used $37,267 of cash to reduce our current liabilities applicable to operations consisting of accounts payable and accrued liabilities during the first nine months of 2011. Net loss was also adjusted by $2,645 of non-cash amortization of deferred financing costs, $30,825 of non-cash share based director compensation and $51,572 of professional fees paid for with common shares.

Net cash used in investing activities:

Cash used in investing activities was $212,069 during the first nine months of 2012 as compared to $62,570 during the first nine months of 2011.

Our cash used in investing activities during the first nine months of 2012 was comprised of a $135,684 expenditure for our Section 13 mineral property, a $70,000 annual lease rental payment under our Langtry Lease and the payment for $6,385 of other mineral rights acquisition costs. During the first nine months of 2011, our cash used in investing activities mainly consisted of our $60,000 annual payment under our Langtry Lease.

Net cash provided by financing activities:

Cash provided by financing activities during the first nine months of 2012 was $619,250 compared to cash provided by financing activities of $556,256 during the same period in 2011.

During the first nine months of 2012 we borrowed $510,000 from Mr. Gibbs, sold 240,000 common shares to Mr. Gibbs for $60,000 cash and incurred net borrowings from advances payable to related parties of $49,250. During the first nine months of 2011 we sold 2,430,000 common shares for net proceeds of $571,206 and incurred a net decrease in advances payable to related parties of $14,950.

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

The new credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of September 30, 2012, we are in technical default of certain covenants and Mr. Gibbs, as the holder of the Credit Notes under the credit facility may, at his option, give us notice that the amounts due under the Credit Notes, $410,000 as at September 30, 2012, are immediately due and payable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Promissory Note dated April 27, 2012, in favor of John D. Gibbs (1)
10.2	Agreement to Convert Debt dated May 10, 2012, between John D. Gibbs and Athena Silver Corporation (2)
10.3	Assignment of Right to Purchase Property dated May 22, 2012, between John C. Power and Athena Minerals Corporation (3)
10.4	Promissory Note dated May 22, 2012, in favor of John D. Gibbs (3)
10.5	Agreement to Convert Debt of Donaldson Consulting Services, Inc. dated June 16, 2012 (4)
10.6	Credit Agreement dated July 18, 2012, by and between Athena Silver Corporation and John D. Gibbs (5)
10.7	Form of Credit Note (5)

31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition **
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**
____________________
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2012 and filed with the Commission on June 11, 2012.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K dated September 16, 2012 and filed with the Commission on June 19, 2012.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K dated July 18, 2012 and filed with the Commission on July 19, 2012.

*	Filed herewith
**	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Dated: November 14, 2012	By:	/s/ JOHN C. POWER
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)