Form 10-K
period 2012-12-31
ATHENA SILVER CORP
filed 2013-04-15
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

The number of shares outstanding of the registrant’s common stock, as of April 10, 2013 is 36,002,320.

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

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

Overview

Athena Silver Corporation (“we,” “our,” “us,” or “Athena”) is an exploration stage company engaged in the acquisition and exploration of mineral resources. We were incorporated in Delaware on December 23, 2003, and we became an exploration stage company effective January 1, 2010. We have not presently determined whether our mineral properties contain mineral reserves that are economically recoverable.

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

In March 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which superseded the Purchase Agreement and granted us a 20 year lease to develop and conduct mining operations on the Langtry Property, also with an option to purchase.  Effective November 28, 2012, we executed Amendment No. 1 to the Langtry Lease modifying certain terms.

Going forward, our primary focus will be to continue our evaluation of the Langtry Property including the possible acquisition of additional mineral rights and additional exploration, development and permitting activities.  Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital.

Our Board of Directors approved a change of name for our business to Athena Silver Corporation which became effective on February 5, 2010.  The new ticker symbol assigned to us by FINRA was:  “AHNR”.

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

The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Athena, Magellan and Silver Saddle been autonomous.  In addition, the common ownership could result in significant conflicts of interest both in terms of the allocation of working capital as well as under the doctrine of corporate opportunity, inasmuch as all three entities are engaged in mineral exploration in the United States.  Messrs.

Power and Gibbs have not adopted any policy or guidelines to mitigate the potential adverse effects of their conflicting interests between and among, Athena, Magellan and Silver Saddle.

Investors in Athena should be cognizant that the interests of Athena may, in the future, be in conflict with the other activities of Athena’s control persons.

 SUMMARY PROVISIONS OF THE LANGTRY LEASE

The following is a summary of the material provisions of the Langtry Lease, as modified by Amendment No. 1 thereto executed in November 2012:

•

The Lease commenced March 15, 2010, and has a term of 20 years expiring March 15, 2030; with an option to extend an additional five years to 2035, and thereafter for so long as there is commercial silver production (defined as at least 100,000 troy ounces of aggregate production).

•

Upon signing, we paid the lessor $50,000 in cash and issued 220,000 common shares with a fair value of $70,400, or $0.32 per share, as initial consideration for granting us the Lease.

•

The original Lease required us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an undiluted 1% equity interest in Athena as additional consideration for granting us the Lease (an “Anti-dilution Provision”).

•

On March 15, 2011, we issued the lessor 228,940 common shares so that the lessor retained an additional undiluted 1% interest in Athena as part of our first year lease rental payment in addition to our annual cash rental payments described below.

•

A second Anti-dilution Provision under the Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an additional undiluted 1% equity interest in Athena on those dates as lease rental payments in addition to our annual cash rental payments described below. On March 16, 2012, we issued the lessor an additional 53,846 shares of common stock in satisfaction of this Anti-Dilution provision.

•

The Lease requires us to pay annual cash lease rental payments, in arrears, of $60,000 to $100,000 on March 15th of each year during the first five years of the Lease.

•

The original Lease required us to pay annual cash lease rental payments, in arrears, of $100,000 to $200,000 (or the market price of 10,000 to 20,000 troy ounces of silver, whichever is higher) on March 15th of each year during the final 15 years of the Lease (i.e. 2016 through 2030) (the “Silver Price Link to Rent”).

•

The lessor is entitled to a royalty of 3% of mineral production beginning in the sixth year of the Lease.

•

The Amendment No. 1 (the “Amendment”) modified the foregoing provisions in the following manner:

1.

Concurrently with the execution of the Amendment, we issued to the lessor an aggregate of 1,030,864 common shares, of which 30,864 shares were issued under the Anti-Dilution provisions and 1.0 million shares were part of the Equity Consideration under the Amendment;

2.

On February 20, 2013, we issued to lessor an additional 1.0 million common shares representing payment in full of the Equity Consideration under the Amendment.

3.

We agreed to make the following cash payments to the lessor (the “Cash Consideration”):

i.

$125,000 on or before November 30, 2012, which has been paid

ii.

$125,000 on or before February 15, 2013, which has been paid

iii.

$250,000 on or before January 15, 2014

iv.

$500,000 on or before January 15, 2015; and

v.

$1.0 million on or before January 15, 2016.

•

Upon making the first two installment payments, the Anti-Dilution Provisions of the Lease were eliminated in their entirety.

•

Upon payment in full of both the Equity Consideration (which has been completed) and Cash Consideration, the lessor’s 3% net smelter royalty on production will be eliminated.

•

Rent for the years 2016 through 2020 is capped at $100,000 per year unless Commercial Silver Production has been achieved.

•

We have the right to eliminate the Silver Price Link to Rent from 2020 through March 15, 2026 by making a one-time payment to lessor in an amount equal to the London Silver Fix price of  25,000 troy ounces of silver.  The elimination of the Silver Price Link to Rent will be rescinded, however, if and when we achieve Commercial Silver Production.

•

We also have an option to purchase the Langtry Property at any time for a purchase price of  $10.0 million plus transaction costs.

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

LANGTRY PROJECT CLAIMS

In April, 2010, we staked nine unpatented mining lode claims and in October 2011, we staked an additional 13 unpatented mining lode claims all of which are located in Sections 7,8,9,16,17 & 18 of Township 10 North, Range 1 East, San Bernardino Base & Meridian on federal land managed by the Bureau of Land Management (“BLM”). These 22 unpatented claims are adjacent or in close proximity to our Langtry Property and together with the 20 patented Langtry Property claims comprise our Langtry Project. All of our unpatented claims are active and valid, subject to renewals. We have not undertaken any exploration activity on our unpatented claims and they have no known reserves.   Our annual renewal costs are $140 per claim prior to September 1 of each year.

BLM Serial No.

Claim Name

CAMC296910

Clipper #1

CAMC296911

Clipper #2

CAMC296912

Clipper #3

CAMC296913

Clipper #4

CAMC296914

Clipper #5

CAMC296915

Hawaii Clipper

CAMC296916

California Clipper #2

CAMC296917

California Clipper #3

CAMC296918

California Clipper #4

CAMC300265

Clipper #12

CAMC300266

Clipper #13

CAMC300267

Clipper #14

CAMC300268

Clipper #15

CAMC300269

Clipper #16

CAMC300270

Clipper #17

CAMC300271

Clipper #18

CAMC300272

Clipper #19

CAMC300273

Clipper #20

CAMC300274

Clipper #21

CAMC300275

Clipper #22

CAMC300276

Clipper #23

CAMC300277

Clipper #24

OTHER UNPATENTED MINING CLAIMS

On November 15, 2010, we staked nine unpatented lode claims in San Bernardino County, California.    The claims are located in Sections 7 and 18, Township 10 North, Range 2 West, San Bernardino Base & Meridian.   The claims are adjacent to a historic silver/lead mine known as the Pedry Mine (the “Pedry Claims”).  There are no known reserves on these claims.

These claims were filed with the BLM on January 13, 2011 and renewed in 2011 and 2012.   Payments of $140 for each claim are payable to the BLM prior to September 1 of each year to maintain the claims in good standing.

BLM Serial No.	Claim Name
CAMC298045	San Pasqual
CAMC298046	San Miguel
CAMC298047	Santa Anna
CAMC298048	San Bernardino
CAMC298049	San Gabriel
CAMC298050	San Luis Obispo
CAMC298051	Santa Clara
CAMC298052	Santa Coleta
CAMC290853	Santo Angel

On December 14, 2011, we staked and subsequently filed with the BLM, on March 13, 2012, four unpatented lode claims located in San Bernardino County, California.   We renewed the claims in 2012 and an annual renewal fee of $140 is payable to the BLM prior to September 1 of each year to maintain the claims.  The claims are located in Sections 7 and 18, Township 10 North, Range 1 West and Sections 12 and 13, Township 10 North, Range 2 West, San Bernardino Base & Meridian.   The claims are adjacent to a historic silver mine known as the Waterman Mine (the “Waterman Claims”).  There are no known reserves on these claims.

BLM Serial No.	Claim Name
CAMC302228	Silver Glance
CAMC302229	Front
CAMC302230	Omega East
CAMC302231	Alpha East

We are not presently planning any exploration activities on the Pedry or Waterman Claims and the claims are not considered a material property at this time.

SECTION 13 PROPERTY

On May 22, 2012, we purchased 661 acres of land (“Section 13 Property”) in fee simple for $135,684 cash, located in San Bernardino County, California, that was sold in a property tax auction conducted on behalf of the County. The parcel is all of Section 13 located in Township 7 North, Range 4 East, San Bernardino Base & Meridian

The Section 13 property is near the Lava Beds Mining District and has evidence of historic mining. It is adjacent to both the Silver Cliffs and Silver Bell historic mines. The property is located in the same regional geologic area known as the Western Mojave Block that includes our flagship Langtry Project. The property is approximately 28 miles southeast of our Langtry Project.

We do not intend to engage in any material exploration activities on the Section 13 property during the next twelve months.

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

LOCATION, HISTORY AND GEOLOGY OF THE LANGTRY PROJECT

Langtry Project:

The Langtry Project covers 862 acres and consists of 20 patented lode mining claims held under the Strachan Lease and 22 unpatented lode mining claims with the BLM.

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
12
13
14
15
16
17
18
19
20
21
22
23
24
1
2
3
4
5
4
3
2
8
9
1000 0 1000 2000 3000
SCALE: 1"=1000'

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

VICINITY MAP
PROJECT SITE

DRAFTED: 04-04-2012

Power and Water

Commercial power is available about 3 miles west of the Project.

A likely source of process water would be groundwater produced from an alluvial or regional aquifer. Based upon a hydrologic investigation of the Marine Corps Logistics Base, Nebo and Yermo Annexes, near Barstow, California, conducted by the U.S. Geological Survey (1997), such aquifers may exist in major washes associated with the Calico Mountains.1

We continue to investigate and evaluate but have not secured commercial sources of power or water yet.

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

The Langtry deposit is intersected by multiple faults.  The most prominent is the Calico fault that is located along the southwest side of the mineralization.  The fault is interpreted to be right laterial with displacement as much as several miles horizontally and several hundred feet vertically.  There are numerous “splay” faults form the Calico of which at least two are interpreted to cross the Langtry deposit striking east to north east.

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

The earliest report on the Langtry Mines was published by the California State Mining Bureau (1896). The report states:

“They [the Langtry Mines] are 5 miles west of Calico, and comprise a group of claims upon which considerable work has been done. The veins are fissures in tufa, and are the only veins in this district entitled to be called fissures. The strike is E. and W. and the dip 80° N. The tufa lies in nearly horizontal beds. The main filling is baryta [barium hydroxide] and quartz containing chloride of silver, iron oxide, and carbonate of lead. Idle.T. N. Stebbins, of Daggett, owner.”

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

The historic potential of the Langtry Property has been substantiated by a 13-hole confirmation drilling program performed by us in January and February 2011. Our drilling program consisted of 10 vertical holes drilled to depths of between 350’ to 575’for a total of 4,285’ to test the results of a much larger historic drilling program conducted by Superior Oil Company; and three angle holes drilled to a depth of between 500’ and 600’ for a total of 1,700’ were exploratory as they targeted veins near 19th century historic workings on the Property and were not intended to replicate any prior drill holes.

We are currently working with our consultants to develop additional exploration plans subject to available funding.  Future work could include core drilling and metallurgical studies but no firm plans or budgets have been completed.  Any proposed program would be exploratory in nature.

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

SILVER PRICES

Our operating results are substantially dependent upon the world market prices of silver. We have no control over silver prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low London Fix prices of silver (as reported by www.kitco.com) per ounce during the periods indicated:

	Year Ended December 31,
	2012		2011		2010
	High	Low	High	Low	High	Low
Silver	$37.23	26.67	$48.70	$26.16	$30.70	$15.14

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our financial statements for the years ended December 31, 2012 and 2011, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern

We have no history of or experience in mineral production.

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

• speculative activities;

• expectations for inflation; and

• political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.kitco.com, during the three-year period ended December 31, 2012, the high and low settlement prices for silver were $48.70 and $15.14 per ounce, respectively.

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

 If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting.  This would harm our business and the trading price of our stock.

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

Risks Related to Our Stock

The Depository Trust Company (“DTC”) has imposed a Deposit Chill on our common stock, the effect of which is to preclude any further deposit of share certificates even though the shares are freely tradable.

We received a notification from the DTC that they had determined to impose a Deposit Chill on our common stock.  The reason given was their perception that there were a large number of shares registered with the DTC.  In response to the notification, we prepared and submitted to the DTC a detailed response supporting the issuance and clearance of shares registered with the DTC, and we provided the DTC with an opinion of independent legal counsel that such shares were validly issued and eligible for registration with the DTC.  We received further query from counsel for the DTC asking for additional information, to which we are in the process of responding.  No prediction can be made if or when the Deposit Chill will be lifted.

The effect of the Deposit Chill is that the DTC will no longer accept share certificates for deposit,  which is the prerequisite to be able to deposit shares into a broker account and trade the shares electronically by book entry, even if the shares and the holder of the shares are legally eligible to freely trade the shares.  As long as the Deposit Chill is in place, persons with share certificates representing freely tradable shares will be unable to deposit their shares into a broker account and effect trades electronically.  This will likely have a material adverse effect on the public trading market for our shares; and will represent a significant obstacle to shareholders holding share certificates who wish to sell their shares.

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

ITEM 4.        REMOVED AND RESERVED

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS

Market Information

Our outstanding shares of common stock have traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” since January 1, 2007.  Effective February 5, 2010, our outstanding shares of common stock have traded over-the-counter and quoted on the OTCBB under the symbol “AHNR”.  The reported high and low closing bid prices for our common stock are shown below for the period from January 1, 2011 through December 31, 2012. All quoted prices reflect inter-dealer prices without retail markup, mark-down or commission and may not necessarily represent actual transactions.

	2012		2011
	High	Low	High	Low
First quarter ended March 31	$0.30	$ 0.25	$0.47	$0.16
Second quarter ended June 30	$0.31	$ 0.24	$0.47	$0.17
Third quarter ended September 30	$0.46	$ 0.25	$0.58	$0.27
Fourth quarter ended December 31	$0.44	$ 0.28	$0.35	$0.17

Registered Holders of our Common Stock

As of March 19, 2013, there were approximately 60 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales of Unregistered Securities

None, except as previously reported.

Equity Compensation Plan Information

The following table summarizes our common shares authorized for issuance under equity compensation plans as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	150,000	$0.43	350,000
Equity compensation plans not approved by security holders	—	—	—
Total	150,000	$0.43	350,000

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

Business Overview:

We were incorporated in Delaware on December 23, 2003, and we became an exploration stage company effective January 1, 2010.

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

During the first quarter of 2011, we successfully completed a 13-hole drilling program on our Langtry Property in an effort to validate the results of an earlier drilling program undertaken by a previous owner of the Property during the 1960’s and 1970’s and to further define silver deposits near historic workings on the Property. During the remainder of 2011 and during the first quarter of 2012, we evaluated the results of our drilling program and in May 2012, we issued a N I 43-101 Technical Report. The N I 43-101 report followed the guidelines specified by the Canadian Council of Professional Geoscientists and included a description of the Langtry Property and location, history, geological setting, deposit types, mineralization, exploration, drilling, sampling method and approach, sample preparation, analyses and security, data verification, mineral resource and mineral reserve estimates, as well as other relevant data and information.

Subject to available working capital, our primary focus will be to continue our evaluation of the Langtry Property mineral resources including possible additional exploration drilling, assays, metallurgical testing and analysis, environmental studies and preliminary permitting and re-estimation of our mineral resources. Our N I 43-101 report estimated that these efforts may take approximately one year to complete at a preliminary cost estimate of $625,000.

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

Results of Continuing Operations for the Years Ended December 31, 2012 and 2011.

A summary of our results from continuing operations is as follows:

	Years Ended December 31,
	2012	2011
Operating expenses:
Exploration costs	$231,751	$554,727
Other operating costs	340	29,447
General and administrative expenses	319,636	279,989
Total operating expenses	551,727	864,163

Operating loss	(551,727)	(864,163)

Total other expense - net	(84,096)	(5,321)

Loss from continuing operations	$(635,823)	$(869,484)

During the year ended December 31, 2012, our loss from continuing operations was $(635,823) as compared to $(869,484) during the same period in 2011. The $233,661 decrease in our loss was mainly attributable to a $322,976 decrease in exploration costs resulting from a decrease in our mineral exploration activities during the year ended December 31, 2012 as compared to the same period in 2012. Our decrease in exploration costs was supplemented by a $29,107 decrease in other operating costs and offset by a $39,647 increase in general and administrative expense and a $78,775 increase in non-operating costs as described below.

Operating expenses:

During the year ended December 31, 2012, our operating expenses were $551,727 as compared to $864,163 during the year ended December 31, 2011.

During 2012, we incurred $231,751 of exploration costs as compared to $554,727 during 2011.  The $322,976 decrease was primarily due to the absence of an exploration drilling program in 2012. During the year ended December 31, 2011, we incurred $278,122 of drilling and sample analysis costs applicable to our 13-hole drilling program compared to $118,373 of drilling and sample analysis costs for the year ended December 31, 2012, a decrease of $159,740.  Similarly, geologist fees decreased $215,589 from $260,358 during the year ended December 31, 2011, to $44,769 during the same period in 2012. These decreases were partially offset by a $53,278 increase in geochemical analysis costs incurred in early 2012 relating to samples from our 2011 drilling program.

Our other operating costs, consisting of environmental permitting expenses, decreased $29,106 to $340 during the year ended December 31, 2012 as compared to $29,447 during 2011, due to decreased exploration activity during 2012.

Our general and administrative expenses increased $39,647 to $319,636 during the year ended December 31, 2012, as compared to $279,989 during 2011. This increase was primarily comprised of a $47,783 increase in professional fees.

The $47,783 increase in professional fees, which includes accounting, audit, legal, investor relations, management fees and other professional fees, was mainly due to a $45,547 increase in investor relations expense to $69,579 during the year ended December 31, 2012 from $24,030 during 2011.  Our 2012 investor relations efforts included a presentation at an investor conference in June 2012 and a $35,893 non-cash expense relating to five months of professional financial advisory services paid for with derivative warrants. This increase in investor relations expense as well as a $7,200 increase in audit fees and a $9,835 increase in legal fees were partially offset by a $8,630 decrease in accounting fees in 2012 as compared to 2011.

Other income (expense):

Our non-operating expense, net, was $84,096 during the year ended December 31, 2012, as compared to $5,321 during the year ended December 31, 2011, and was mainly comprised of our one-time $56,741 loss on extinguishment of accounts payable, notes and accrued interest payable to related parties in 2012 and our $15,930 mark-to-market loss on derivative warrants during 2012.  Interest expense increased $5,173, from $6,266 in 2011 to $11,439 in 2012; the increase is the result of additional borrowings from related parties during 2012.

Liquidity and Capital Resources:

Liquidity

 During the year ended December 31, 2012, we required capital principally for funding of our operating losses; our purchase of the Section 13 mineral property; our annual mineral rights lease payment and our working capital. To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through cash on hand, borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On December 31, 2012, we had $12,229 of cash and cash equivalents and negative working capital of $(759,503).  This compares to cash on hand of $4,672 and negative working capital of $(229,418) at December 31, 2011.

Effective July 18, 2012, we entered into a Credit Agreement with John D. Gibbs, a related party and significant shareholder, pursuant to which Mr. Gibbs has agreed to make available to us a revolving credit facility in the maximum principal amount of $1.0 million.  Credit Notes representing advances under the Credit Agreement accrue interest at the rate of 5% per annum, are due and payable on or before July 31, 2013, and are convertible at the option of the holder into common shares at a conversion price of $0.50 per share.  The Credit Agreement will provide sufficient funds to meet our working capital requirements for approximately 12 months.  We have no other commitments or understandings for additional financing beyond the Credit Agreement. At December 31, 2012, the balance of the credit facility was $555,000 and is included in Notes payable – related parties on the accompanying balance sheet.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years Ended December 31,
	2012	2011

Net cash used in operating activities	$(418,890)	$(679,430)
Net cash used in investing activities	(338,803)	(84,379)
Net cash provided by financing activities	765,250	657,006

Net increase in cash	7,557	(106,803)
Cash and cash equivalents, beginning of period	4,672	111,475
Cash and cash equivalents, end of period	$12,229	$4,672

Net cash used in operating activities:

Net cash used in operating activities was $(418,890) and $(679,430) during the years ended December 31, 2012 and 2011, respectively.

Cash used in operating activities during 2012 mainly related to our $(635,823) net loss as adjusted for non-cash items and changes in operating assets and liabilities. These non-cash adjustments were comprised of $16,012 in share-based compensation expense to a director, a $57,366 loss on extinguishment of debt - related parties, $35,893 in investor relations expense attributable to derivative warrants issued for services, a $15,930 mark-to-market loss relating to the change in fair value of our derivative warrant liability, offset by a $625 gain on extinguishment of accounts payable.  Our changes in operating assets and liabilities were comprised of an $88,777 increase in current liabilities applicable to operations consisting of accounts payable and accrued liabilities, and a $3,580 decrease in prepaid expenses during the period.

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

Net cash used in investing activities:

Cash used in investing activities was $(338,803) during the year ended December 31, 2012 as compared to $(84,379) during 2011.

Our cash used in investing activities during the year ended December 31, 2012 was comprised of a $135,684 expenditure for our Section 13 mineral property, $194,999 in annual lease rental payments under our Langtry Lease and the payment for $8,120 of other mineral rights acquisition costs.

During 2011, we used $84,531 of cash to acquire mining rights, which mainly consisted of our $60,000 annual payment under our Langtry Lease.

Net cash provided by financing activities:

Cash provided by financing activities during the year ended December 31, 2012 was $765,250 compared to cash provided by financing activities of $657,006 during the same period in 2011.

During the year ended December 31, 2012 we borrowed $705,000 from Mr. Gibbs, sold 240,000 common shares to Mr. Gibbs for $60,000 cash and incurred net borrowings from advances payable to related parties of $250.

During the year ended December 31, 2011 we borrowed a total of $100,000 from Mr. Gibbs, we sold 2,430,000 common shares for net proceeds of $571,206 and incurred a net decrease in advances payable to related parties of $14,200.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2012. No impairment loss was recognized during the years ended December 31, 2012 and 2011, and mineral rights are net of $0 of impairment losses as of December 31, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2012. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

 Our current executive officers and directors are:

Name	Age	Position

John C. Power(1)	50	CEO, President, CFO, Secretary and Director

Brian Power(1)	47	Director

Leroy Wilkes	70	Director

(1)   John C. Power and Brian Power are brothers.

John C. Power has served as President, Secretary and director since our inception in September 2010.

Mr. Power has also served as a director of Athena Silver Corporation since its inception in December 2003 and has served as Athena’s President from December 2005 to December 2007 and from January 2009 to the present and has served as Athena’s Secretary since January 2007.

Mr. Power is also a co-managing member since 2011 of Silver Saddle Resources, LLC that owns mining claims in Nevada.

From March 2010 to present, Mr. Power has severed as co-Managing Member of Ryan Air Exposition, LLC, a private California holding company that invests in antique airplanes. Mr. Power has served as President and director of Alta California Broadcasting, Inc., which operated radio stations, from December 1993 to March 2007; and President and director of Four Rivers Broadcasting, Inc., also a radio broadcaster, from May 1997 to March 2005 and Vice President from March 2005 to the present. Mr. Power has served as Co-Managing Member of Wyoming Resorts, LLC, which owns and operates an historic hotel in Thermopolis, Wyoming, since June 1997; and Mr. Power has served as President of Power Curve, Inc., a private investment company, since 1986.   Mr. Power has also been the managing member of Best of Sea Ranch, LLC since December 2004 which operates through a joint venture a vacation home rental business in The Sea Ranch California.   Mr. Power has been a general partner of Power Vacaville, LP a real estate investment firm since January 2008.   Mr. Power also serves as the vice-president and director of The Tide Community Broadcasting, Inc. since July 2012

From September 2008 to March 2012, Mr. Power served as an officer and director of Hungry Hunter, Inc., a private California-based restaurant enterprise.  From March 2008 until February 2010, Mr. Power served as a director of Reserve Energy Corporation, a small private oil and gas exploration and production company; and was Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway Resorts, LLC,(from May 2002 until May 2008; and was Managing Member of Yellowstone Gateway Resorts, LLC, which owned and operated the Gallatin Gateway Inn, from May 2002 until May 2008. On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee.  Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11.

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

Director Independence

Our common stock is listed on the OTC Market Inc.’s OTCQB and OTC Pinksheets inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): LeRoy Wilkes. John C. Power and Brian Power would not be considered “independent” under the NASDAQ rule due to the fact that John C. Power is an officer and Brian Power is John C. Power’s brother.

Board Meetings

During the year ended December 31, 2012, we had three directors. During the year ended December 31, 2012, our Board held no meetings but has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates.  During the year ended December 31, 2012, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders except for Mr. Gibbs who failed to file 113 reports covering 187 transactions in a timely fashion. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

ITEM 11.        EXECUTIVE COMPENSATION

Director Compensation

The following table summarizes all director compensation in the most recent fiscal year ended December 31, 2012. There are no standard compensation arrangements in place for our directors.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Leroy Wilkes[1]	12,750			12,750

Brian Power	—	—

1 Mr. Wilkes earns a retainer fee of $12,000 per year, payable quarterly and earned an additional $750 in consulting fees during the year ended December 31, 2012. Mr. Wilkes has 150,000 options outstanding at December 31, 2012.

Executive Compensation

The executive officers for the most recent fiscal year ended December 31, 2012 are as follows:

John C. Power, CEO, President, CFO, Secretary and director.

Summary Compensation Table

The following table sets forth all compensation recorded by us to Mr. Power during the years ended December 31, 2012 and 2011:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power, President	2012	—	—	—	—	—	—	30,000	30,000
	2011	—	—	—	—	—	—	30,000	30,000

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

As of the date of this Report, there are 150,000 options outstanding that have been granted under the Plan.

Outstanding Equity Awards at Fiscal Year-End

There we no outstanding equity awards for our executive officers in the most recent fiscal year ended December 31, 2012.

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

The following table shows the number of shares owned as of March 28, 2013 and the percentage of outstanding common stock owned as of March 28, 2013.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	16,013,324	(4)	44.48%

John C. Power	4,643,000	(5)	12.90%

Bruce and Elizabeth Strachan, Trustees UTA dtd 7/25/07	2,680,047		7.44%
P.O. Box 577, Joshua Tree, CA 92252-0577

Brian Power	100,000		nil%

LeRoy Wilkes	150,000		nil%

Clifford L. Neuman	3,163,523		8.79%

All officers and directors as a group (three persons)	4,893,000		13.59%

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

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

(3)	Shares and percentages beneficially owned are based upon 36,002,320 shares outstanding on March 28, 2013.

(4)

Includes 4,665,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs  is President and controlling shareholder and includes 500,000 shares owned by Redwood MicroCap Fund, Inc., of which John D. Gibbs is President and controlling shareholder.

(5)	Includes 20,000 shares of common stock owned by John Power as custodian for Robert Henry Josiah Power, a minor. Mr. Power disclaims any pecuniary interest in the shares held as custodian.

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

PRINCIPAL ACCOUNTING FEES AND SERVICES

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

The aggregate fees billed for the years ended December 31, 2012 and 2011, for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2012	2011
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$28,900	$21,700
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$28,900	$21,700

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
(1)	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
(1)	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
(1)	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
(1)	3.2	By-Laws
(1)	4.1	2004 Equity Incentive Plan
(1)	4.2	Form of Subscription Agreement
(1)	4.3	Specimen common stock certificate
(1)	10.1	Lease Agreement
(1)	10.2	Form of Escrow Agreement
(1)	10.3	Amended Trademark Assignment
(1)	10.3.2	Initial Assignment of Trademark
(1)	10.4	Lock-up Letter for Brian Power
(1)	10.5	Lock-up Letter for John C. Power
(1)	10.6	Lock-up Letter for J. Andrew Moorer
(1)	10.7	Amended Fund Escrow Agreement
(1)	10.8	Lease Agreement with Golden West Brewing Company
(1)	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
(1)	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
(1)	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
(1)	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
(1)	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
(1)	10.14	Amended and Restated Assignment and Assumption
(1)	10.15	August 7, 1998 Distribution Agreement
(1)	10.16	Territorial Agreement
(1)	10.17	November 4, 2002 Distribution Agreement
(1)	10.18	June 1, 2001 Authorization
(1)	10.19	July 22, 2004 Authorization
(1)	10.20	September 1, 2005 Authorization
(1)	10.22	Second Amended Fund Escrow Agreement
(1)	10.23	Contract with New Zealand Hops, Ltd., 2006
(1)	10.24	Contract with New Zealand Hops, Ltd., 2007
(1)	10.25	Second Amended and Restated Assignment and Assumption
(1)	10.26	Third Amended Fund Escrow Agreement
(1)	10.27	Secured Promissory Note with John C. Power
(1)	10.28	Secured Promissory Note with Power Curve, Inc.
(1)	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
(2)	10.30	Production Agreement with Bison Brewing Co.
(2)	10.31	Employment Agreement with David Del Grande
(2)	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
(4)	10.33	Employment Agreement with Mark Simpson
(4)	10.34	Consultation Agreement with Artisan Food and Beverage Group
(5)	10.35	Credit Agreement dated December 11, 2007
(6)	10.36	Promissory Note dated March 12, 2008
(6)	10.37	Security Agreement dated March 12, 2008
(6)	10.38	Guaranty Agreement dated March 12, 2008
(7)	10.39	Convertible Debenture dated December 31, 2008
(7)	10.40	Security Agreement dated December 31, 2008
(7)	10.41	Hypothecation Agreement dated December 31, 2008
(8)	10.42	Mendocino Production Agreement
(9)	10.43	Exclusive Consignment Agency Agreement
(10)	10.44	Settlement Stipulation with BRK Holdings, LLC
(11)	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
(11)	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
(11)	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
(11)	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
(11)	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
(11)	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
(11)	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
(11)	10.52	Factoring Agreement dated April 28, 2009
(12)	10.53	Agreement to Convert Debt Clifford L. Neuman PC
(12)	10.54	Agreement to Convert Debt Clifford L. Neuman
(12)	10.55	Agreement to Convert Debt John Power
(12)	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
(12)	10.57	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.58	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
(12)	10.60	Agreement to Convert Debt Shana Capital, Ltd.
(13)	10.61	Asset Purchase Agreement dated May 7, 2009
(14)	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
(14)	10.63	Articles of Incorporation of Athena Minerals, Inc.
(15)	10.64	Sale and Purchase Agreement and Joint Escrow Instructions dated December 9, 2009
(15)	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions dated January 5, 2010
(15)	10.66	Promissory Note from Athena Minerals, Inc. to John Power dated January 5, 2010
(16)	10.67	Mining Lease and Option to Purchase dated March 11, 2010
(17)	10.68	Intellectual Property Assignment dated June 25, 2010
(18)	10.69	Promissory Notes John C. Power and John D. Gibbs dated June 30, 2010
(19)	10.70	Promissory Note John D. Gibbs dated August 3, 2010
(20)	10.71	Agreement to Convert Debt – Clifford L. Neuman
(21)	10.72	Agreements to Convert Debt – Donaldson and Kirby
(22)	10.73	Agreement to Convert Debt – Clifford L. Neuman
(23)	10.74	Agreement to Convert Debt – Huss and Strachan
(24)	10.75	Stock Purchase Agreement; Indemnity Agreement and Amendment No. 1 to Indemnity Agreement each dated December 31, 2010
(25)	10.76	Consent of Schumacher & Associates dated March 7, 2011
(26)	10.77	Marketing Agreement with Bill Fishkin dated April 1, 2011
(26)	10.78	Agreement to Convert Debt with Donaldson Consulting Services, Inc. dated May 31, 2011
(27)	10.79	Term Sheet with LeRoy Wilkes dated July 14, 2011
(28)	10.80	Accredited Members Agreement dated August 31, 2011
(29)	10.81	Promissory Note – John D. Gibbs dated October 26, 2011
(29)	10.82	Promissory Note – John D. Gibbs dated November 15, 2011
(30)	10.83	Marketing Agreement with Bill Fishkin dated December 1, 2011
(31)	10.84	Advisor Agreement with GVC Capital, LLC dated January 30, 2012
(32)	10.85	Promissory Note – John D. Gibbs dated March 18, 2012
(33)	10.86	Promissory Note – John D. Gibbs dated February 2, 2012
(34)	10.87	Promissory Note – John D. Gibbs dated April 27, 2012
(35)	10.88	Agreement to Convert Debt – John D. Gibbs
(36)	10.89	Promissory Note – John D. Gibbs dated May 22, 2012
(36)	10.90	Assignment of Right to Purchase Property
(37)	10.91	Agreement to Convert Debt – John Donaldson
(38)	10.92	Credit Agreement – John D. Gibbs
(38)	10.93	Form of Credit Note
(39)	10.94	Amendment No. 1 to Langtry Lease Agreement

(2)	14	Code of Ethics
(1)	21.0	List of Subsidiaries
#	31.	Certification required by Section 13a-14(a) of the Exchange Act.
#	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document#
101.SCH	XBRL Schema Document#
101.CAL	XBRL Calculation Linkbase Document#
101.LAB	XBRL Label Linkbase Document#
101.PRE	XBRL Presentation Linkbase Document#
101.DEF	XBRL Definition Linkbase Document#
(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and filed with the Commission on April 24, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March14, 2008.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2010 and filed with the Commission on June 25, 2010.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 30, 2010 and filed with the Commission on July 28, 2010.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2010 and filed with the Commission on August 4, 2010.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 23, 2010.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 30, 2010.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated August 20, 2010 and filed with the Commission on November 1, 2010.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 15, 2010 and filed with the Commission on November 17, 2010.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2010 and filed with the Commission on January 6, 2011

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2011 and filed with the Commission on March 7, 2011.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 1, 2011 and filed with the Commission on June 2, 2011.

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 1, 2011 and filed with the Commission on August 3 2011.

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 22, 2011 and filed with the Commission on September 9, 2011.

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 26, 2011 and filed with the Commission on January 4, 2012.

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2011 and filed with the Commission on January 5, 2012.

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on February 9, 2012.

(32)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 18, 2012 and filed with the Commission on March 23, 2012.

(33)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on March 26, 2012.

(34)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.

(35)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.

(36)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 22, 2012 and filed with the Commission on May 25, 2012

(37)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 16, 2012 and filed with the Commission on June 19, 2012.

(38)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2012 and filed with the Commission on July 19, 2012.

(39)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 28, 2012 and filed with the Commission on November 29, 2012.

#	Filed herewith

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

TABLE OF CONTENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Athena Silver Corporation

(An Exploration Stage Company)

Vacaville, California

We have audited the accompanying consolidated balance sheets of Athena Silver Corporation (An Exploration Stage Company) and its subsidiaries (collectively the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and the period from January 1, 2010 (inception of exploration stage) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Athena Silver Corporation and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2013

ATHENA SILVER CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$ 12,229	$ 4,672
Prepaid expenses	37,000	40,580
Total current assets	49,229	45,252
Mineral rights and properties	1,130,162	441,180
Total assets	$ 1,179,391	$ 486,432
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 128,935	$ 78,996
Accrued liabilities	63,334	55,416
Due to related parties	8,640	9,508
Advances payable - related parties	1,000	750
Derivative warrant liability	51,823	-
Convertible notes payable - related parties	555,000	130,000
Total current liabilities	808,732	274,670
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	-	-

Common stock - $0.0001 par value; 100,000,000 shares authorized, 35,002,320 and 32,405,286 shares issued and outstanding	3,500	3,241

Additional paid-in capital	6,086,148	5,291,687
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(2,117,558)	(1,481,735)
Total shareholders' equity	370,659	211,762
Total liabilities and shareholders' equity	$ 1,179,391	$ 486,432

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA SILVER CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ending December 31,		Inception (January 1, 2010) through
	2012	2011	December 31, 2012

Operating expenses:
Exploration costs	$ 231,751	$ 554,727	$ 839,368
Other operating costs	340	29,447	111,782
General and administrative expenses	319,636	279,989	826,695

Total operating expenses	551,727	864,163	1,777,845

Operating loss	(551,727)	(864,163)	(1,777,845)

Other income (expense):
Interest expense	(11,439)	(6,266)	(22,555)
Change in fair value of warrant liability	(15,930)	-	(15,930)
Loss on extinguishment of debt and accounts payable - related parties, net	(56,741)	-	(236,741)
Other income	14	945	979

Total other income (expense)	(84,096)	(5,321)	(274,247)
Loss from continuing operations	(635,823)	(869,484)	(2,052,092)
Net loss from discontinued operations	-	-	(65,466)
Net loss	$ (635,823)	$ (869,484)	$ (2,117,558)

Basic and diluted net loss per common share
Basic and diluted net loss per share from continuing operations	$ (0.02)	$ (0.03)
Basic and diluted net loss per common share	$ (0.02)	$ (0.03)

Basic and diluted weighted-average
common shares outstanding	33,493,778	31,695,892

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA SILVER CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
	PERIOD FROM INCEPTION THROUGH DECEMBER 31, 2012
				Accumulated	Accumulated
			Additional	Deficit Prior to	Deficit During
	Common Stock		Paid-in	Exploration	Exploration
	Shares	Amount	Capital	Stage	Stage	Total
Balance, December 31, 2009	20,000,000	$ 2,000	$ 2,544,625	$ (3,601,431)	$ -	$ (1,054,806)
Common stock issued for cash, net	4,750,000	475	474,525	-	-	475,000
Common stock issued for mineral rights	230,000	23	73,377	-	-	73,400
Common stock issued loan fees	50,000	5	4,995	-	-	5,000
Common stock issued for debt	1,000,000	100	279,900	-	-	280,000
Common stock issued for accounts payable	861,500	86	93,364	-	-	93,450
Common stock issued for indemnification agreement	2,500,000	250	994,982	-	-	995,232
Net loss	-	$ -	$ -	$ -	$ (612,251)	$ (612,251)
Balance, December 31, 2010	29,391,500	$ 2,939	$ 4,465,768	$ (3,601,431)	$ (612,251)	$ 255,025
Common stock issued for cash, net	2,430,000	243	570,963	-	-	571,206
Common stock issued for mineral rights	375,337	38	168,864	-	-	168,902
Common stock issued for services	208,449	21	55,752	-	-	55,773
Share based compensation	-	-	37,688	-	-	37,688
Spin-off dividend	-	-	(7,348)	-	-	(7,348)
Net loss	-	-	-	-	(869,484)	(869,484)
ATHENA SILVER CORPORATION (an Exploration Stage Corporation) CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM INCEPTION THROUGH DECEMBER 31, 2012 (CONTINUED)

				Accumulated	Accumulated
			Additional	Deficit Prior to	Deficit During
	Common Stock		Paid-In	Exploration	Exploration
	Shares	Amount	Capital	Stage	Stage	Total
Balance, December 31, 2011	32,405,286	3,241	5,291,687	(3,601,431)	(1,481,735)	211,762
Common stock issued for mineral rights	1,084,710	108	342,153	-	-	342,261
Common stock issued for debt and interest	1,147,324	115	344,082	-	-	344,197
Common stock issued for accounts payable	125,000	12	32,238	-	-	32,250
Common stock issued for cash	240,000	24	59,976	-	-	60,000
Share based compensation			16,012			16,012
Net loss	-	-	-	-	(635,823)	(635,823)
Balance, December 31, 2012	35,002,320	$ 3,500	$ 6,086,148	$ (3,601,431)	$ (2,117,558)	$ 370,659

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA SILVER CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,		Inception of Exploration Stage (January 1, 2010) through
	2012	2011	December 31, 2012
Cash flows from operating activities:
Net loss	$ (635,823)	$ (869,484)	$ (2,117,558)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of deferred financing costs	-	3,537	5,000
Share-based compensation expense	16,012	37,688	53,700
Common stock issued for services	-	55,773	55,773
Derivative warrants issued for services	35,793	-	35,793
Change in fair value of derivative warrant liability	15,930	-	15,930
Loss on extinguishment of debt - related parties	57,366	-	237,366
Gain on extinguishment of accounts payable	(625)		(625)
Loss on sale of discontinued operations	-	-	9,892
Changes in operating assets and liabilities:
Account receivable	-	-	11,104
Prepaid expenses	3,580	65,420	(36,000)
Inventory	-	-	46,385
Other assets	-	-	11,036
Accounts payable	82,289	(6,701)	187,166
Accrued liabilities and other liabilities	6,588	34,337	82,391
Net cash used in operating activities	(418,890)	(679,430)	(1,402,547)
Cash flows from investing activities:
Acquisition of mineral rights	(338,803)	(84,531)	(498,098)
Investment in nonmarketable equity securities	-	152	(7,348)
Cash used in disposition of fixed assets, intangibles and other	-	-	(82)
Net cash used in investing activities	(338,803)	(84,379)	(505,528)

Continued on following page

ATHENA SILVER CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont’d)
	Years Ended December 31,		Inception of Exploration Stage (January 1, 2010) through
	2012	2011	December 31, 2012
Cash flows from financing activities:
Net change in advances payable - related parties	250	(14,200)	(12,295)
Borrowings from notes payable - related parties	705,000	100,000	865,000
Repayments of notes payable - related parties	-	-	(38,750)
Proceeds from sale of common stock, net	60,000	571,206	1,106,206
Net cash provided by financing activities	765,250	657,006	1,920,161
Net increase (decrease) in cash	7,557	(106,803)	12,086
Cash at beginning of period	4,672	111,475	143
Cash at end of period	$ 12,229	$ 4,672	$ 12,229
Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ 3,402	$ 6,714
Cash paid for income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and
financing activities:
Increase in accrued liabilities applicable to mineral rights	$ 7,918	$ 7,916	$ 63,334
Common stock issued for mineral rights	$ 342,261	$ 168,902	$ 584,653
Common stock issued for accounts payable	$ 32,250	$ -	$ 125,700
Common stock issued for due to related parties	$ 8,197	$ -	$ 8,197
Common stock issued for short-term debt - related parties	$ 336,000	$ -	$ 616,000
Common stock issued for deferred financing costs	$ -	$ -	$ 5,000
Spin-off dividend	$ -	$ 7,348	$ 7,348
Common stock issued for indemnity agreement - related parties:
Indemnification - GWBC accounts payable	$ -	$ -	$ 201,404
Indemnification - GWBC accrued liabilities	$ -	$ -	$ 177,899
Indemnification - GWBC short-term debt	$ -	$ -	$ 295,697

The accompanying notes are an integral part of these consolidated financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:

 Organization, Liquidity and Going Concern

Nature of Operations

Athena Silver Corporation (“we,” “our,” “us,” or “Athena”) is an exploration stage company engaged in the acquisition and exploration of mineral resources. We were incorporated in Delaware on December 23, 2003, and we became an exploration stage company effective January 1, 2010. We have not presently determined whether our mineral properties contain mineral reserves that are economically recoverable.

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) to take an assignment of a Sale and Purchase Agreement and Joint Escrow Instructions dated December 4, 2009 (the “Purchase Agreement”).  The Purchase Agreement granted us an option to purchase a group of 20 patented mining claims (the “Langtry Property”) totaling approximately 413 acres located in the Calico Mining District at the base of the Calico Mountains northeast of Barstow, California.

In March 2010, we entered into a Mining Lease with Option to Purchase which superseded the Purchase Agreement and granted us a 20 year lease to develop and conduct mining operations on the Langtry Property, also with an option to purchase.  In February 2012, certain provisions of the Mining Lease were amended, which further discussed below.

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

At December 31, 2012, we had not yet achieved profitable operations and we have accumulated losses of $5,718,989 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain loans from officers, directors or significant shareholders. Currently, there are no arrangements in place for additional equity funding or new loans.

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

Reclassifications

Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2012. No impairment loss was recognized during the years ended December 31, 2012 and 2011, and mineral rights are net of $0 of impairment losses as of December 31, 2012.

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

Notes Payable and Credit Facility– Related Parties

Notes payable and the credit facility payable to related parties are classified as current liabilities as the note holders are control persons and have the ability to control the repayment dates of the notes.

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

All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive. Our total potential common shares outstanding at December 31, 2012 and 2011, were 293,000 and 200,000, respectively, and were comprised of common stock purchase warrants and shares underlying outstanding stock options.

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

Note 3 – Mineral Rights and Properties:

Our mineral rights and mineral properties consist of:

	December 31, 2012	December 31, 2011
Mineral properties – Section 13 Property	$135,684	$—
Mineral rights – Langtry Project	994,478	441,180
Mineral rights and properties	$1,130,162	$441,180

Mineral Properties

 On May 22, 2012, we purchased 661 acres of land (“Section 13 Property”) in fee simple for $135,684 cash, located in San Bernardino County, California, that was sold in a property tax auction conducted on behalf of the County. The parcel is all of Section 13 located in Township 7 North, Range 4 East, San Bernardino Base & Meridian

The Section 13 property is near the Lava Beds Mining District and has evidence of historic mining. It is adjacent to both the Silver Cliffs and Silver Bell historic mines. The property is located in the same regional geologic area known as the Western Mojave Block that includes our flagship Langtry Project. The property is approximately 28 miles southeast of our Langtry Project.

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

On November 28, 2012, the Lease was amended to change certain provisions of the original agreement.  The following is a summary of the material provisions of the Langtry Lease, as modified by Amendment No. 1:

•

The Lease commenced March 15, 2010, and has a term of 20 years expiring March 15, 2030; with an option to extend an additional five years to 2035, and thereafter for so long as there is commercial silver production (defined as at least 100,000 troy ounces of aggregate production).

•

Upon signing, we paid the lessor $50,000 in cash and issued 220,000 common shares with a fair value of $70,400, or $0.32 per share, as initial consideration for granting us the Lease.

•

The original Lease required us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an undiluted 1% equity interest in Athena as additional consideration for granting us the Lease (an “Anti-dilution Provision”).

•

On March 15, 2011, we issued the lessor 228,940 common shares so that the lessor retained an additional undiluted 1% interest in Athena as part of our first year lease rental payment in addition to our annual cash rental payments described below.

•

A second Anti-dilution Provision under the Lease requires us to issue to the lessor, on March 15th of each year 2011 through 2015, additional common shares so that the lessor retains an additional undiluted 1% equity interest in Athena on those dates as lease rental payments in addition to our annual cash rental payments described below. On March 16, 2012, we issued the lessor an additional 53,846 shares of common stock in satisfaction of this Anti-Dilution provision.

•

The Lease requires us to pay annual cash lease rental payments, in arrears, of $60,000 to $100,000 on March 15th of each year during the first five years of the Lease.

•

The original Lease required us to pay annual cash lease rental payments, in arrears, of $100,000 to $200,000 (or the market price of 10,000 to 20,000 troy ounces of silver, whichever is higher) on March 15th of each year during the final 15 years of the Lease (i.e. 2016 through 2030) (the “Silver Price Link to Rent”).

•

The lessor is entitled to a royalty of 3% of mineral production beginning in the sixth year of the Lease.

The Amendment No. 1 (the “Amendment”) modified the foregoing provisions in the following manner:

1.   Concurrently with the execution of the Amendment, we issued to the lessor an aggregate of 1,030,864 common shares, of which 30,864 shares were issued under the Anti-Dilution provisions and 1.0 million shares were part of the Equity Consideration under the Amendment;

2.   On February 20, 2013, we issued to lessor an additional 1.0 million common shares representing payment in full of the Equity Consideration under the Amendment.

3.   We agreed to make the following cash payments to the lessor (the “Cash Consideration”):

i.    $125,000 on or before November 30, 2012, which has been paid

ii.   $125,000 on or before February 15, 2013, which has been paid

iii.  $250,000 on or before January 15, 2014

iv.  $500,000 on or before January 15, 2015; and

v.   $1.0 million on or before January 15, 2016.

•

Upon making the first two installment payments, the Anti-Dilution Provisions of the Lease were eliminated in their entirety.

•

Upon payment in full of both the Equity Consideration (which has been completed) and Cash

Consideration, the lessor’s 3% net smelter royalty on production will be eliminated.

•

Rent for the years 2016 through 2020 is capped at $100,000 per year unless Commercial Silver Production has been achieved.

•

We have the right to eliminate the Silver Price Link to Rent from 2020 through March 15, 2026 by making a one-time payment to lessor in an amount equal to the London Silver Fix price of  25,000 troy ounces of silver.  The elimination of the Silver Price Link to Rent will be rescinded, however, if and when we achieve Commercial Silver Production.

•

We also have an option to purchase the Langtry Property at any time for a purchase price of  $10.0 million plus transaction costs.

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

•

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

•

During the term of the Lease, Athena Minerals has the exclusive right to develop and conduct mining operations on the Langtry Property.   Future lease payments and/or exploration and development of this property will require new equity and/or debt capital.

During the years ended December 31, 2012 and 2011, we recorded $202,916 and $67,917 of lease rental expenses, respectively, and $8,120 and $8,698, respectively, of other mineral property acquisition costs and capitalized these amounts as an increase to mineral rights and properties.

Note 4 - Fair Value of Financial Instruments:

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at December 31, 2012	Fair Value Measurement at December 31, 2012
		Level 1	Level 2	Level 3

Derivative warrant liability	$51,823	$—	$—	$51,823

The carrying amount of cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities approximates fair value because of the short-term nature of these financial instruments. We are unable to estimate the fair value of amounts due to related parties, including advances payable and our credit facility to related parties, without incurring excessive costs because quoted market prices are not available, we have not developed the valuation model necessary to make these estimates, and the cost of obtaining independent valuations would be excessive.

Note 5 – Derivative Warrant Liability:

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

The change in fair value of our derivative warrant liability is as follows:

Year Ended December 31, 2012
Balance – beginning of period	$—
Purchases, sales, issuances and settlements	35,893
Total (gains) or losses (realized/unrealized):
Included in net loss	15,930
Balance – end of period	$51,823

Total (gains) or losses included in net loss attributable to the change in unrealized gains or losses relating to derivative warrant liability held at end of period	$15,930

We estimate the fair value of our derivative warrants on the date of issuance and each subsequent balance sheet date using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the warrants. Currently, we believe that the potential impact to the fair value of our derivative warrants attributable to the anti-dilution provision is insignificant and we will consider using a lattice model for purposes of valuation if and when the fair value of the anti-dilution provision becomes significant. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the derivative warrants.

The following table summarizes the assumptions used to value our derivative warrants at December 31, 2012:

Fair value assumptions – derivative warrants:	Year Ended December 31, 2012
Risk free interest rate	0.72%
Expected term (years)	4.1
Expected volatility	134%
Expected dividends	0%

Note 6 – Convertible  Notes Payable – Related Parties:

Notes Payable – Related Parties

Total amounts owed under notes payable to John D. Gibbs, a significant shareholder, are as follows:

Related Party	December 31, 2012	December 31, 2011
Mr. Gibbs	$555,000	$130,000

We borrowed and repaid the following amounts under the notes payable to related parties:

	Year Ended December 31, 2012
Related Party	Borrowings	Repayments
Mr. Gibbs	$705,000	$—

Borrowings under notes payable to Mr. Gibbs for the year ended December 31, 2012 were as follows:

		Year Ended December 31, 2012
Date	Type of Loan	Amount	Interest Rate
February 2, 2012	Demand Note	$25,000	0%
March 18, 2012	Demand Note	125,000	0%
April 27, 2012	Demand Note	25,000	0%
May 22, 2012	Demand Note	135,000	1%
July 10, 2012	Demand Note	50,000	1%
August 20, 2012	Credit Note	100,000	5%
September 20, 2012	Credit Note	100,000	5%
November 28, 2012	Credit Note	60,000	5%
December 7, 2012	Credit Note	25,000	5%
December 27, 2012	Credit Note	60,000	5%

Borrowings from Notes payable - related parties		$705,000

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on July 31, 2013, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.  All outstanding amounts due Mr. Gibbs under notes payable were transferred into the credit agreement effective July 18, 2012.

The new credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of December 31, 2012, we are in technical default of certain covenants and Mr. Gibbs, as the holder of the Credit Notes under the credit facility may, at his option, give us notice that the amounts due under the Credit Notes are immediately due and payable.

On May 10, 2012, we converted $280,000 of demand notes payable and $6,830 of accrued interest payable to Mr. Gibbs into 1,147,324 common shares with a fair value of $344,197, or $0.30 per share, which was the closing price of our common shares on May 9, 2012, and we recognized a $57,366 loss on extinguishment of debt and accounts payable.

During the year ended December 31, 2011, we borrowed $100,000 from Mr. Gibbs.  No payments were made to on Notes payable – related parties.

Interest Expense – Related Parties:

Total interest expense was $11,439 and $6,266 for 2012 and 2011, respectively.

Note 7 - Commitments and Contingencies:

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

Note 8 – Stockholders’ Equity:

On March 15, 2012, in accordance with the terms of the Lease, we issued to the lessor 53,846 common shares valued at $12,385, or $0.23 per share, which was the closing price of our common stock on March 14, 2012. We capitalized the $12,385 fair value of common shares issued as an increase to mineral rights and properties in our condensed consolidated balance sheets.

On May 10, 2012, we converted $280,000 of notes payable and $6,830 of accrued interest payable to Mr. Gibbs into 1,147,324 common shares with a fair value of $344,196, or $0.30 per share, which was the closing price of our common shares on May 9, 2012.  As a result, we recognized a $57,366 loss on extinguishment of debt.

On May 11, 2012, we sold 240,000 shares of common stock at a price of $0.25 per share to Mr. Gibbs for $60,000 cash.

On June 16, 2012, we converted $26,000 of accounts payable into 100,000 shares of common stock valued at $0.26 per share, which was the closing bid price on July 16, 2012.  No gain or loss was realized upon the conversion.

On July 18, 2012, we converted $6,250 of accounts payable into 25,000 shares of common stock valued at $0.25 per share, was the closing price of our common shares on July 17, 2012.    No gain or loss was realized upon the conversion.

On November 29, 2012, in accordance with the terms of the Lease, we issued to the lessor 1,030,864 common shares valued at $329,876, or $0.32 per share, which was the closing price of our common stock on November 28, 2012. We capitalized the $329,876 fair value of common shares issued as an increase to mineral rights and properties in our condensed consolidated balance sheets.

On December 15, 2011, we issued 17,500 common shares valued at $0.24 per share, based on the December 14, 2011, closing bid price for our common stock, as consideration for $4,200 of prepaid investor relation services.

On September 23, 2011, we completed a spin-off of our investment in Magellan Gold Corporation common stock, pro rata, to our stockholders of record as of December 31, 2010 (“Spin-off dividend”). Magellan was formed by Athena, Mr. Power and Mr. Gibbs to explore for minerals on certain mining claims in Nevada for which Magellan has acquired mining leases. The ratio of distribution of the Spin-off dividend was one (1) share of Magellan common stock for every ten (10) shares of Athena common stock (1:10).  Fractional shares were rounded up to the nearest whole number.  We issued an aggregate of 2,939,152 Magellan shares with a total fair value of $7,348 to an aggregate of 60 Athena stockholders. Prior to the spin-off, we owned approximately 9% of Magellan’s issued and outstanding common shares. In December 2011, and as a result of the spin-off, we disposed of our remaining 60,848 Magellan shares with a book value of $152 and we no longer have an investment in Magellan.

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

Note 9 - Share-based Compensation

2004 Equity Incentive Plan

Our 2004 Equity Incentive Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct proprietary interest in our operations and future success. Our Board of Directors currently administers the plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the plan should be interpreted, whether to amend or terminate the plan and whether to delegate administration of the plan to a committee. A maximum of 500,000 common shares are subject to the plan. The plan provides for the grant of stock options, stock appreciation rights, or shares of stock. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The plan will terminate on December 10, 2014, unless the administrator terminates the plan earlier. As of December 31, 2012, 350,000 common shares were available for grant under the plan.

Share-based Compensation Expense

Share-based compensation expense is included in general and administrative expenses in our consolidated statements of operations for the years ended December 31, 2012 and 2011 as follows:

	Years Ended December 31,
	2012	2	2011
Share-based compensation expense	$16,012		$36,788

Stock Options

A summary of our stock option activity for the years ended December 31, 2011 and 2012 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	125,000	$0.50
Options granted	150,000	$0.43
Options expired	(75,000)	$0.50
Outstanding at December 31, 2011	200,000	$0.45
Options expired	(50,000)	$0.50
Outstanding at December 31, 2012	150,000	$0.43

On July 14, 2011, we granted 150,000 options with a grant date fair value of $0.36 per share to a director, which vested 50% on the grant date, and the remaining 50% vested on August 1, 2012. These options expire on August 1, 2016, and have an exercise price of $0.43 per share, which was the market price of our common stock on the date of grant.  At December 31, 2012, these options have a weighted average contractual life of 3.58 years.

The options granted on July 14, 2011 were determined to have a fair value of $16,012.  The following table summarizes the assumptions used to value stock options granted:

Fair value assumptions – stock options granted:	2011
Risk free interest rate	0.66%
Expected option life (years)	2.76
Expected volatility	166%
Expected dividends	0%

At December 31, 2012, all compensation expense associated with these options had been recognized and there was no unrecognized compensation expense related to outstanding options.  Option exercises, if any, will be satisfied with newly issued shares.

Note 10 - Income Taxes

Our net operating loss carryforward as of December 31, 2012 is $5,603,209, which may be used to offset future income taxes through 2024.  Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2012 and 2011 is as follows:

	Years Ended December 31,
	2012	2011
Expected federal income tax benefit at statutory rate	$210,736	$263,848
State taxes	21,693	27,161
Change in valuation allowance	(232,429)	(291,009)
Income tax benefit	$—	$—

Our deferred tax assets as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Net operating loss	$2,101,203	$1,868,774
Valuation allowance	(2,101,203)	(1,868,774)
Deferred tax assets, net of allowance	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have provided a valuation allowance of 100% of our net deferred tax asset due to the uncertainty of generating future profits that would allow us to realize our deferred tax assets.

Note 11 – Related Party Transactions:

The following information is provided in addition to the related party transactions described in Note 6, “Notes Payable – Related Parties” and Note 8, “Stockholders’ Equity.”

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

Management Fees – Related Parties

On January 1, 2011, we entered into a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. Effective January 1, 2012 the agreement was extended through the end of 2012.  During each of the years ended December 31, 2012 and 2011, we incurred $30,000 of management fees to Mr. Power and these costs are included in general and administrative expenses in our consolidated statements of operations.

Due to Related Parties

Accounts payable and accrued interest payable owed to related parties are included in due to related parties in our condensed consolidated balance sheets as follows:

Related Party	December 31, 2012	December 31, 2011
Accounts payable – Mr. Power	$—	$5,476
Accrued interest payable – Mr. Gibbs	8,640	4,032
Due to related parties - total	$8,640	$9,508

Advances Payable - Related Parties

Non-interest-bearing advances payable to related parties are as follows:

Related Party	December 31, 2012	December 31, 2011
Mr. Power	$1,000	$750

During the year ended December 31, 2012, we borrowed and repaid non-interest-bearing advances from/ to related parties as follows:

	Year Ended December 31, 2012
Related Party	Advances	Repayments
Mr. Gibbs	$175,000	$175,000
Mr. Power, including entities controlled by Mr. Power	26,025	25,775
Silver Saddle Resources, LLC	3,600	3,600
	$204,625	$204,375

Effective July 18, 2012, we converted $50,000 of advances payable and $160,000 of demand notes payable to Mr. Gibbs into a $210,000 Credit Note under the credit facility.

During 2011, we borrowed and repaid non-interest-bearing advances from/ to related parties as follows:

	Year Ended December 31, 2011
	Advances	Repayments
Advances payable - Magellan Gold Corporation	$13,000	$13,000
Advances payable - Mr. Power	18,150	32,350

	$31,150	$45,350

Note 12:  Subsequent Events

On January 18, 2013, we received a $50,000 advance from John Gibbs as part of our $1 million credit agreement with Gibbs dated July 18, 2012.

On February 18, 2013, we received a $125,000 advance from John Gibbs as part of our $1 million credit agreement with Gibbs dated July 18, 2012.

On February 21, 2013, in accordance with the terms of the Langtry lease as amended on November 28, 2012, we issued to the lessor 1,000,000 common shares valued at $340,000, or $0.34 per share, which was the closing price of our common stock on February 20, 2012. We capitalized the $340,000 fair value of the common shares issued as an increase to mineral rights and properties during the first quarter of 2013.

On March 18, 2013, we received a $100,000 advance from John Gibbs as part of Gibbs’ $1 million credit agreement with Gibbs dated July 18, 2012.

On March 20, 2013, we received a $20,000 advance from John Gibbs as part of Gibbs’ $1 million credit agreement with Gibbs dated July 18, 2012.

On April 8, 2013, we granted options to purchase 200,000 shares of common stock at an exercise price of  $0.26 per share to each of the three members of our Board of Directors,  for an aggregate of options to acquire 600,000 shares. The options were granted outside of our Equity Incentive Plan.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Date: April 8, 2013	By_/s/ John C. Power John C. Power Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

_/s/ John C. Power John C. Power	Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)	April 8, 2013

/s/ Brian Power Brian Power	Director	April 8, 2013

/s/ LeRoy Wilkes LeRoy Wilkes	Director	April 8, 2013