Form 10-Q
period 2013-03-31
ATHENA SILVER CORP
filed 2013-05-20
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

On May 13, 2013, there were  36,502,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$ 3,661	$ 12,229
Prepaid expenses	6,169	37,000

Total current assets	9,830	49,229
Mineral rights and properties	1,615,579	1,130,162

Total assets	$ 1,625,409	$ 1,179,391
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 91,855	$ 128,935
Accrued liabilities	6,750	63,334
Due to related parties	17,491	8,640
Advances payable - related parties	-	1,000
Derivative warrant liability	36,957	51,823
Convertible notes payable - related party	830,000	555,000

Total current liabilities	983,053	808,732
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares
authorized, none outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,002,320 and
35,002,320 issued and outstanding	3,600	3,500
Additional paid-in capital	6,426,048	6,086,148
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(2,185,861)	(2,117,558)
Total shareholders' equity	642,356	370,659
Total liabilities and shareholders' equity	$ 1,625,409	$ 1,179,391

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ending March 31,		Inception (January 1, 2010) through
	2013	2012	March 31, 2013

Operating expenses:
Exploration costs	$ 34,455	$ 63,659	$ 873,823
Other operating costs	340	-	112,122
General and administrative expenses	40,235	72,312	866,930

Total operating expenses	75,030	135,971	1,852,875

Operating loss	(75,030)	(135,971)	(1,852,875)

Other income (expense):
Interest expense	(8,140)	(1,945)	(30,695)
Change in fair value of warrant liability	14,866	-	(1,064)
Loss on extinguishment of debt and accounts payable - related parties, net	-	-	(236,741)
Other income	1	1	980

Total other income (expense)	6,727	(1,944)	(267,520)
Loss from continuing operations	(68,303)	(137,915)	(2,120,395)
Net loss from discontinued operations	-	-	(65,466)
Net loss	$ (68,303)	$ (137,915)	$ (2,185,861)

Basic and diluted net loss per common share
Basic and diluted net loss per share from continuing operations	$ (0.00)	$ (0.00)
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

Basic and diluted weighted-average common shares outstanding	35,446,764	32,415,345

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Inception of Exploration Stage (January 1, 2010) through
	2013	2012	March 31, 2013
Cash flows from operating activities:
Net loss	$ (68,303)	$ (137,915)	$ (2,185,861)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of deferred financing costs	-	-	5,000
Share-based compensation expense	-	6,863	53,700
Common stock and warrants issued for services	-	14,317	55,773
Derivative warrants issued for services	-	-	35,793
Change in fair value of derivative warrant liability	(14,866)	100	1,064
Loss on extinguishment of debt - related parties	-	-	237,366
Gain on extinguishment of accounts payable	-		(625)
Loss on sale of discontinued operations	-	-	9,892
Changes in operating assets and liabilities:
Account receivable	-	-	11,104
Prepaid expenses	30,831	23,600	(5,169)
Inventory	-	-	46,385
Other assets	-	-	11,036
Accounts payable	(37,080)	32,040	150,186
Accrued liabilities and other liabilities	11,850	6,114	94,241

Net cash used in operating activities	(77,568)	(54,881)	(1,480,115)

Cash flows from investing activities:
Acquisition of mineral rights	(205,000)	(71,485)	(703,098)
Investment in nonmarketable equity securities	-	-	(7,348)
Cash used in disposition of fixed assets, intangibles and other	-	-	(82)

Net cash used in investing activities	(205,000)	(71,485)	(710,528)
Cash flows from financing activities:
Net change in advances payable - related parties	(1,000)	375	(13,295)
Borrowings from notes payable - related parties	275,000	150,000	1,140,000
Repayments of notes payable - related parties	-	-	(38,750)
Proceeds from sale of common stock, net	-	-	1,106,206

Net cash provided by financing activities	274,000	150,375	2,194,161

CONTINUED ON FOLLOWING PAGE

See notes to unaudited condensed consolidated interim financial statements.

CONTINUED FROM PREVIOUS PAGE

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Inception of Exploration Stage (January 1, 2010) through
	2013	2012	March 31, 2013

Net increase (decrease) in cash	(8,568)	24,009	3,518
Cash at beginning of period	12,229	4,672	143

Cash at end of period	$ 3,661	$ 28,681	$ 3,661

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -	$ 6,714
Cash paid for income taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and
financing activities:
Increase (decrease) in accrued liabilities applicable to mineral rights	$ (59,583)	$ (52,083)	$ 3,751
Common stock issued for mineral rights	$ 340,000	$ 12,385	$ 924,653
Common stock issued for accounts payable	$ -	$ -	$ 125,700
Common stock issued for due to related parties	$ -	$ -	$ 8,197
Common stock issued for short-term debt - related parties	$ -	$ -	$ 616,000
Common stock issued for deferred financing costs	$ -	$ -	$ 5,000
Spin-off dividend	$ -	$ -	$ 7,348
Common stock issued for indemnity agreement - related parties:
Indemnification - GWBC accounts payable	$ -	$ -	$ 201,404
Indemnification - GWBC accrued liabilities	$ -	$ -	$ 177,899
Indemnification - GWBC short-term debt	$ -	$ -	$ 295,697

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Basis of Presentation, and Going Concern:

We are an exploration stage company and our principal business is the acquisition and exploration of mineral resources. We were incorporated on December 23, 2003, in Delaware and we became an exploration stage company on January 1, 2010. We have not presently determined whether our mineral properties contain mineral reserves that are economically recoverable.

Basis of Presentation

Athena Silver Corporation (“we,” “our,” or “Athena”) prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next 12 months. Asset realization values may be significantly different from carrying values as shown on our condensed consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At March 31, 2013, we had not yet achieved profitable operations and we have accumulated losses of $5,787,292 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain loans from officers, directors or significant shareholders.

Note 2 – Mineral Rights and Properties:

Our mineral rights and mineral properties consist of:

	March 31, 2013	December 31, 2012
Mineral properties – Section 13 Property	$135,684	$135,684
Mineral rights – Langtry Project	1,479,895	994,478
Mineral rights and properties	$1,615,579	$1,130,162

Mineral Properties

 In May 2012, we purchased 661 acres of land (“Section 13 Property”) in fee simple for $135,684 cash, located in San Bernardino County, California, that was sold in a property tax auction conducted on behalf of the County. The parcel is all of Section 13 located in Township 7 North, Range 4 East, San Bernardino Base & Meridian.

The Section 13 property is near the Lava Beds Mining District and has evidence of historic mining. It is adjacent to both the Silver Cliffs and Silver Bell historic mines. The property is located in the same regional geologic area known as the Western Mojave Block that includes our flagship Langtry Project. The property is approximately 28 miles southeast of our Langtry Project.

Mineral Rights

In March 2010, we entered into a 20 year Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) granting us the exclusive right to explore, develop and conduct mining operations on a group of 20 patented mining claims that comprise our Langtry Property.

On February 20, 2013, and representing payment in full of the equity consideration in accordance with the terms of the Lease, we issued to the lessor 1,000,000 common shares valued at $340,000, or $0.34 per share, which was the closing bid price of our common stock on February 20, 2013. We capitalized the $340,000 fair value of common shares issued as an increase to mineral rights and properties in our condensed consolidated balance sheets.

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

During the three months ended March 31, 2013 we recorded $485,417 of lease rental expenses and capitalized these amounts as an increase to mineral rights and properties.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at March 31, 2013	Fair Value Measurement at March 31, 2013
		Level 1	Level 2	Level 3

Derivative warrant liability	$36,957	$—	$—	$36,957

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

The change in fair value of our derivative warrant liability is as follows:

Three Months Ended March 31, 2013
Balance – December 31, 2012	$51,823
Total (gains) or losses (realized/unrealized):
Included in net loss	(14,866)
Balance – March 31, 2013	$36,957

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

The following table summarizes the assumptions used to value our derivative warrants at March 31, 2013:

Fair value assumptions – derivative warrants:	Three Months Ended March 31, 2013
Risk free interest rate	0.36%
Expected term (years)	3.9
Expected volatility	137%
Expected dividends	0%

Note 5 – Convertible Notes Payable – Related Parties:

Notes Payable – Related Parties

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on July 31, 2013, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.  All outstanding amounts due Mr. Gibbs under notes payable were transferred into the credit agreement effective July 18, 2012.

The new credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of March 31, 2013, we are in technical default of certain covenants and Mr. Gibbs, as the holder of the Credit Notes under the credit facility may, at his option, give us notice that the amounts due under the Credit Notes are immediately due and payable.

Total amounts owed under the credit facility notes payable were $830,000 and $555,000 at March 31, 2013 and December 31, 2012, respectively.  Borrowings under notes payable to Mr. Gibbs for the three months ended March 31, 2013 were as follows:

		Three Months Ended March 31, 2013
Date	Type of Loan	Amount	Interest Rate
January 18, 2013	Credit Note	$ 50,000	5%
February 20, 2013	Credit Note	125,000	5%
March 21, 2012	Credit Note	100,000	5%

Borrowings from Notes payable - related parties		$ 275,000

No principal or interest payments were made to Mr. Gibbs during the three months ended March 31, 2013.  Total accrued interest on the notes payable to Mr. Gibbs was $16,780 and $8,381 at March 31, 2013 and December 31, 2012, respectively.

Interest Expense – Related Parties:

Total related party interest expense was $8,140 and $1,945 for the three months ended March 31, 2013 and December 31, 2012, respectively.

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

Note 7 – Stockholders’ Equity:

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

On February 20, 2013, and representing payment in full of the equity consideration in accordance with the terms of the Lease, we issued to the lessor 1,000,000 common shares valued at $340,000, or $0.34 per share, which was the closing bid price of our common stock on February 20, 2013. We capitalized the $340,000 fair value of common shares issued as an increase to mineral rights and properties in our condensed consolidated balance sheets.

Note 8 - Share-based Compensation

2004 Equity Incentive Plan

Our 2004 Equity Incentive Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct proprietary interest in our operations and future success. Our Board of Directors currently administers the plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the plan should be interpreted, whether to amend or terminate the plan and whether to delegate administration of the plan to a committee. A maximum of 500,000 common shares are subject to the plan. The plan provides for the grant of stock options, stock appreciation rights, or shares of stock. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The plan will terminate on December 10, 2014, unless the administrator terminates the plan earlier. As of March 31, 2012, 350,000 common shares were available for grant under the plan.

Stock Options

A summary of our stock option activity for the year ended December 31, 2012 and three months ended March 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	200,000	$0.45
Options expired	(50,000)	$0.50
Outstanding at December 31, 2012	150,000	$0.43
Options granted or expired	-
Outstanding at March 31, 2013	150,000	$0.43

On July 14, 2011, we granted 150,000 options with a grant date fair value of $0.36 per share to a director, which vested 50% on the grant date, and the remaining 50% vested on August 1, 2012. These options expire on August 1, 2016, and have an exercise price of $0.43 per share, which was the market price of our common stock on the date of grant.  At March 31, 2012, these options have a weighted average remaining contractual life of 3.0 years.

The options granted on July 14, 2011 were determined to have a fair value of $16,012, which was charged to expense during the year ended December 31, 2012.  The following table summarizes the assumptions used to value stock options granted:

Fair value assumptions – stock options granted July 14, 2011:
Risk free interest rate	0.66%
Expected option life (years)	2.76
Expected volatility	166%
Expected dividends	0%

Stock compensation expense was $-0- and $6,863 for the three months ended March 31, 2013 and 2012, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Management Fees – Related Parties

On January 1, 2011, we entered into a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. Effective January 1, 2013 the agreement was extended through the end of 2013.  During each of the three months ended March 31, 2013 and 2012, we incurred $7,500 of management fees to Mr. Power and these costs are included in general and administrative expenses in our consolidated statements of operations.

Due to Related Parties

Accounts payable and accrued interest payable owed to related parties are included in due to related parties in our condensed consolidated balance sheets as follows:

Related Party	March 31, 2013	December 31, 2012
Accounts payable – Mr. Power	$711	$-
Accrued interest payable – Mr. Gibbs	16,780	8,640
Due to related parties - total	$17,491	$8,640

Advances Payable - Related Parties

Non-interest-bearing advances payable to related parties are as follows:

Related Party	March 31, 2013	December 31, 2012
Mr. Power	$-	$1,000

During the three months ended March 31, 2013, Mr. Power advanced the Company an additional $500 and was repaid a total of $1,500.

During the three months ending March 31, 2012, we borrowed and repaid non-interest-bearing advances from/ to related parties as follows:

	Three Months Ended March 31, 2012
	Advances	Repayments
Mr. Power(1)	$10,125	$9,750
Silver Saddle Resources, LLC	3,600	3,600
	$13,725	$13,350

(1)

Includes entities controlled by Mr. Power

Note 10:  Subsequent Events

The Company has evaluated subsequent events through the time of issuance of the financial statements.

On April 8, 2013, we granted options to purchase 200,000 shares of common stock at an exercise price of $0.26 per share to each of the three members of our Board of Directors, for a total grant of 600,000 options.  The options were fully vested and exercisable on the grant date and expire five years from the date of grant.  The options were granted outside of our Equity Incentive Plan.

In April the Company borrowed an additional $25,000 from Mr. Gibbs, a significant shareholder, under the July 18, 2012 credit agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Silver Corporation and its consolidated subsidiary.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on April 15, 2013, and our interim unaudited condensed consolidated financial statements and notes thereto included with this report in Part I. Item 1.

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

During the first quarter of 2011, we successfully completed a 13-hole drilling program on our Langtry Property in an effort to validate the results of an earlier drilling program undertaken by a previous owner of the Property during the 1960’s and 1970’s and to further define silver deposits near historic workings on the Property. During the remainder of 2011 and during the first quarter of 2012, we evaluated the results of our drilling program and in May 2012, we issued a NI 43-101 Technical Report. The NI 43-101 report followed the guidelines specified by the Canadian Council of Professional Geoscientists and included a description of the Langtry Property and location, history, geological setting, deposit types, mineralization, exploration, drilling, sampling method and approach, sample preparation, analyses and security, data verification, mineral resource estimates, as well as other relevant data and information.

Subject to available capital, our primary focus will be to continue our evaluation of the Langtry Property mineral resources including possible additional exploration drilling, assays, metallurgical testing and analysis, environmental studies and preliminary permitting and re-estimation of our mineral resources. Our NI 43-101 report estimated that these efforts may take approximately one year to complete at a preliminary cost estimate of $625,000.

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

Results of Continuing Operations for the Three Months Ended March 31, 2013 and 2012.

A summary of our results from continuing operations is as follows:

	Three Months Ended March 31,
	2013	2012
Operating expenses:
Exploration costs	$34,455	$63,659
Other operating costs	340	-
General and administrative expenses	40,235	72,312
Total operating expenses	75,030	135,971

Operating loss	(75,030)	(135,971)

Total other income (expense) - net	6,727	(1,944)

Loss from continuing operations	$(68,303)	$(137,915)

During the three months ended March 31, 2013, our loss from continuing operations was $(68,303) as compared to $(137,915) during the same period in 2012. The $69,612 decrease in our loss was mainly attributable to a $29,204 decrease in exploration costs resulting from a decrease in our mineral exploration activities during the year three months ended March 31, 2013 as compared to the same period in 2012. Our total decrease in operating expenses also included a $340 increase in other operating costs and a decrease of $32,077 in general and administrative expenses and an $8,671 decrease in non-operating costs as described below.

Operating expenses:

During the three months ended March 31, 2013, our operating expenses were $75,030 as compared to $135,971 during the three months ended March 31, 2012.

During the three months ended March 31, 2013, we incurred $34,455 of exploration costs as compared to $63,659 during the same period in 2012, a decrease of $29,204.  For the three months ended March 31, 2013 exploration costs consisted primarily of metallurgical analysis of bulk samples from the Langtry project, as compared to the three months ended March 31, 2012, which primarily included geological and metallurgical charges associated with analyzing drill samples from the Langtry project and other costs related to our N I 43-101 report preparation.

Our other operating costs, consisting of environmental permitting expenses, were $340 and $-0- for the three months ended March 31, 2013 and 2012, respectively.

Our general and administrative expenses decreased $32,077 from $72,312 during the three months ended March 31, 2012, as compared to $40,235 during 2012. This decrease was primarily comprised of a $17,862 decrease in professional fees generally consisting of accounting, audit, legal and investor relations fees, a $9,863 decrease in director compensation and a $4,217 decrease in executive travel.

Other income (expense):

Our non-operating income, net, was $6,727 during the three months ended March 31, 2013, as compared to other expenses, net, of $(1,944) during the three months ended March 31, 2012, and was mainly comprised of our periodic evaluation and mark-to-market of our derivative warrant liability at March 31, 2013 in which we recorded a $14,866 decrease in the liability.  The increase in other income, net, was partially offset by an increase in interest expense of $6,195, resulting from higher debt levels associated with our related party borrowings.

Liquidity and Capital Resources:

Liquidity

 During the three months ended March 31, 2013, we required capital principally for funding of our operating activities and required periodic mineral rights payments.  To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through additional borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On March 31, 2013, we had $3,661 of cash and cash equivalents and negative working capital of $(973,223).  This compares to cash on hand of $12,229 and negative working capital of $(759,503) at December 31, 2012.

Effective July 18, 2012, we entered into a Credit Agreement with John D. Gibbs, a related party and significant shareholder, pursuant to which Mr. Gibbs has agreed to make available to us a revolving credit facility in the maximum principal amount of $1.0 million.  Credit Notes representing advances under the Credit Agreement accrue interest at the rate of 5% per annum, are due and payable on or before July 31, 2013, and are convertible at the option of the holder into common shares at a conversion price of $0.50 per share.  The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of March 31, 2013, we are in technical default of certain covenants and Mr. Gibbs, as the holder of the Credit Notes under the credit facility may, at his option, give us notice that the amounts due under the Credit Notes are immediately due and payable.

As of March 31, 2013 total borrowings under the Credit Agreement were $830,000.  We do not expect the remaining credit of $170,000 will provide sufficient working capital for the next twelve months.  Also, a $250,000 payment will be due to the lessor of our Langtry lease on January 31, 2014 to maintain the terms of our lease amendment executed in November 2013with the lessor that among other things grants us an purchase option on the property and retire the 3% NSR granted to the lessor under our original lease agreement entered into in March of 2010.  We have no other commitments or understandings for additional financing beyond the Credit Agreement.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2013	2012

Net cash used in operating activities	$(77,568)	$(54,881)
Net cash used in investing activities	(205,000)	(71,485)
Net cash provided by financing activities	274,000	150,375

Net (decrease) increase in cash	(8,568)	24,009
Cash and cash equivalents, beginning of period	12,229	4,672
Cash and cash equivalents, end of period	$3,661	$28,681

Net cash used in operating activities:

Net cash used in operating activities was $(77,568) and $(54,881) during the three months ended March 31, 2013 and 2012, respectively.

Cash used in operating activities during the three months ended March 31, 2013 mainly related to our $(68,303) net loss as adjusted for non-cash items and changes in operating assets and liabilities. The non-cash adjustments were comprised of a $(14,866) mark-to-market gain relating to the change in fair value of our derivative warrants liability.  Our changes in operating assets and liabilities were comprised of a $30,831 decrease in prepaid expenses, and a net $(25,230) decrease in accounts payable, accrued and other current liabilities applicable to operations.

Cash used in operating activities during the first quarter of 2012 mainly related to our $(137,915) net loss as adjusted for non-cash items and changes in operating assets and liabilities. These adjustments and changes were comprised primarily of $21,180 in non-cash share-based compensation expense, a $38,154 increase in accounts payable and accrued liabilities and a $23,600 decrease in prepaid expenses during the quarter.

Net cash used in investing activities:

Cash used in investing activities was $(205,000) during the three months ended December 31, 2013 as compared to $(71,485) during the three months ended March 31, 2012.

Our cash used in investing activities during the three months ended March 31, 2013 represents payments totaling $205,00 in annual lease rental payments under our Langtry Lease.

During the three months ended March 31, 2012 cash used in investing activities was $71,485 and was mainly comprised of our $70,000 annual lease rental payment in March 2012.

Net cash provided by financing activities:

Cash provided by financing activities during the three months ended March 31, 2013 was $274,000 compared to cash provided by financing activities of $150,375 during the same period in 2012.

During the three months ended March 31, 2013 we borrowed $275,000 from Mr. Gibbs under the Credit Agreement, and incurred net payments toward advances payable to related parties of $1,000.

During the first quarter of 2012 we borrowed $150,000 from Mr. Gibbs, and incurred a net increase in advances payable to related parties of $375.

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

We believe that the significant estimates, assumptions and judgments used when accounting for items and matters such as capitalized mineral rights, asset and liability valuations, recoverability of assets, asset impairments, taxes, and other provisions were reasonable, based upon information available at the time they were made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of March 31, 2013. No impairment loss was recognized during either the months ended March 31, 2013 or 2012, and mineral rights are net of $0 of impairment losses as of March 31, 2013.

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

The new credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of March 31, 2013, we are in technical default of certain covenants and Mr. Gibbs, as the holder of the Credit Notes under the credit facility may, at his option, give us notice that the amounts due under the Credit Notes, $830,000 as at March 31, 2013, are immediately due and payable.

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

ATHENA SILVER CORPORATION

Dated: May ___, 2013	By:	___________________________
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)