Form 10-Q
period 2013-06-30
ATHENA SILVER CORP
filed 2013-08-15
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

On August 14, 2013, there were 36,002,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$ 3,098	$ 12,229
Prepaid expenses	2,332	37,000
Total current assets	5,430	49,229
Mineral rights and properties	1,638,079	1,130,162
Total assets	$ 1,643,509	$ 1,179,391
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 88,423	$ 128,935
Accrued liabilities	29,250	63,334
Due to related parties	28,659	8,640
Advances payable - related parties	-	1,000
Derivative warrant liability	33,015	51,823
Convertible notes payable - related party	885,000	555,000

Total current liabilities	1,064,347	808,732
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares
authorized, none outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,002,320 and 35,002,320
issued and outstanding	3,600	3,500
Additional paid-in capital	6,580,048	6,086,148
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(2,403,055)	(2,117,558)
Total shareholders' equity	579,162	370,659
Total liabilities and shareholders' equity	$ 1,643,509	$ 1,179,391

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ending June 30,		Six months ending June 30,		Inception (January 1, 2010) through
	2013	2012	2013	2012	June 30, 2013
Operating expenses:
Exploration costs	$ 8,591	$ 17,105	43,046	80,764	$ 882,414
Other operating costs	1,150	340	1,490	340	113,272
General and administrative expenses	200,322	130,202	240,557	202,514	1,067,252
Total operating expenses	210,063	147,647	285,093	283,618	2,062,938
Operating loss	(210,063)	(147,647)	(285,093)	(283,618)	(2,062,938)
Other income (expense):
Interest expense	(11,073)	(1,002)	(19,213)	(2,947)	(41,768)
Change in fair value of warrant liability	3,942	(429)	18,808	(429)	2,878
Loss on extinguishment of debt - related parties	-	(57,366)	-	(57,366)	(236,741)
Other income	-	1	1	1	980
Total other income (expense)	(7,131)	(58,796)	(404)	(60,741)	(274,651)
Loss from continuing operations	(217,194)	(206,443)	(285,497)	(344,359)	(2,337,589)
Net loss from discontinued operations	-	-	-	-	(65,466)
Net loss	$ (217,194)	$ (206,443)	$ (285,497)	$ (344,359)	$ (2,403,055)
Basic and diluted net loss per common share
Basic and diluted net loss per share from continuing operations	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Basic and diluted net loss per common share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Basic and diluted weighted-average
common shares outstanding	36,002,320	33,265,735	35,715,027	32,840,540

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,		Inception of Exploration Stage (January 1, 2010) through
	2013	2012	June 30, 2013
Cash flows from operating activities:
Net loss	$ (285,497)	$ (344,359)	$ (2,403,055)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of deferred financing costs	-	-	5,000
Share-based compensation expense	154,000	13,725	207,700
Common stock and warrants issued for services	-	-	55,773
Derivative warrants issued for services	-	35,793	35,893
Change in fair value of derivative warrant liability	(18,808)	429	(2,878)
Loss on extinguishment of debt - related parties	-	57,366	237,366
Gain on extinguishment of accounts payable	-		(625)
Loss on sale of discontinued operations	-	-	9,892
Changes in operating assets and liabilities:
Account receivable	-	-	11,104
Prepaid expenses	34,668	36,517	(1,332)
Inventory	-	-	46,385
Other assets	-	-	11,036
Accounts payable	(40,512)	41,978	146,654
Accrued liabilities and other liabilities	23,018	448	105,409

Net cash used in operating activities	(133,131)	(158,103)	(1,535,678)

(CONTINUED ON FOLLOWING PAGE)

See notes to unaudited condensed consolidated interim financial statements.

(CONTINUED FROM PREVIOUS PAGE) ATHENA SILVER CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,		Inception of Exploration Stage (January 1, 2010) through
	2013	2012	June 30, 2013
Cash flows from investing activities:
Acquisition of mineral rights	(205,000)	(207,169)	(703,098)
Investment in nonmarketable equity securities	-	-	(7,348)
Cash used in disposition of fixed assets, intangibles and other	-	-	(82)
Net cash used in investing activities	(205,000)	(207,169)	(710,528)
Cash flows from financing activities:
Net change in advances payable - related parties	(1,000)	3,800	(13,295)
Borrowings from notes payable - related parties	330,000	310,000	1,195,000
Repayments of notes payable - related parties	-	-	(38,750)
Proceeds from sale of common stock, net	-	60,000	1,106,206
Net cash provided by financing activities	329,000	373,800	2,249,161
Net increase (decrease) in cash	(9,131)	8,528	2,955
Cash at beginning of period	12,229	4,672	143
Cash at end of period	$ 3,098	$ 13,200	$ 3,098
Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -	$ 6,714
Cash paid for income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and
financing activities:
Increase (decrease) in accrued liabilities applicable to mineral rights	$ (37,083)	$ (32,084)	$ 26,521
Common stock issued for mineral rights	$ 340,000	$ 12,385	$ 924,653
Common stock issued for accounts payable	$ -	$ 26,000	$ 125,700
Common stock issued for due to related parties	$ -	$ 8,197	$8,197
Common stock issued for short-term debt - related parties	$ -	$ -	$ 616,000
Common stock issued for deferred financing costs	$ -	$ -	$ 5,000
Spin-off dividend	$ -	$ 336,000	$ 7,348
Common stock issued for indemnity agreement - related parties:
Indemnification - GWBC accounts payable	$ -	$ -	$ 201,404
Indemnification - GWBC accrued liabilities	$ -	$ -	$ 177,899
Indemnification - GWBC short-term debt	$ -	$ -	$ 295,697

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

Basis of Presentation

Athena Silver Corporation (“we,” “our,” or “Athena”) prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Going Concern

Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next 12 months. Asset realization values may be significantly different from carrying values as shown on our condensed consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern. At June 30, 2013, we had not yet achieved profitable operations and we have accumulated losses of $6,004,486 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain loans from officers, directors or significant shareholders.

Note 2 – Mineral Rights and Properties:

Our mineral rights and mineral properties consist of:

	June 30, 2013	December 31, 2012
Mineral properties – Section 13 Property	$135,684	$135,684
Mineral rights – Langtry Project	1,502,395	994,478
Mineral rights and properties	$1,638,079	$1,130,162

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

On February 20, 2013, and representing payment in full of the equity consideration in accordance with the terms of the Lease, we issued to the lessor 1,000,000 common shares valued at $340,000, or $0.34 per share, which was the closing bid price of our common stock on February 20, 2013. We capitalized the $340,000 fair value of common shares issued as an increase to mineral rights and properties on our balance sheet.

On March 15, 2012, in accordance with the terms of the Lease, we issued to the lessor 53,846 common shares valued at $12,385, or $0.23 per share, which was the closing bid price of our common stock on March 14, 2012. We capitalized the $12,385 fair value of common shares issued as an increase to mineral rights and properties on our balance sheet.

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

During the six months ended June 30, 2013 we recorded $507,917 of lease rental expenses and capitalized these amounts as an increase to mineral rights and properties.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at June 30, 2013	Fair Value Measurement at June 30, 2013
		Level 1	Level 2	Level 3

Derivative warrant liability	$33,015	$—	$—	$33,015

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

The change in fair value of our derivative warrant liability is as follows:

Six Months Ended June 30, 2013
Balance – December 31, 2012	$51,823
Total (gains) or losses (realized/unrealized):
Included in net loss	(18,808)
Balance – June 30, 2013	$33,015

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

The following table summarizes the assumptions used to value our derivative warrants at June 30, 2013:

Fair value assumptions – derivative warrants:	Six Months Ended June 30, 2013
Risk free interest rate	0.66%
Expected term (years)	3.6
Expected volatility	151%
Expected dividends	0%

Note 5 – Convertible Notes Payable – Related Parties:

Notes Payable – Related Parties

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on July 31, 2014, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.  All outstanding amounts due Mr. Gibbs under notes payable were transferred into the credit agreement effective July 18, 2012.

The new credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

Total amounts owed under the credit facility notes payable were $885,000 and $555,000 at June 30, 2013 and December 31, 2012, respectively.  Borrowings under notes payable to Mr. Gibbs for the six months ended June 30, 2013 were as follows:

		Six Months Ended June 30, 2013
Date	Type of Loan	Amount	Interest Rate
January 18, 2013	Credit Note	$ 50,000	5%
February 20, 2013	Credit Note	125,000	5%
March 21, 2013	Credit Note	100,000	5%
April 26, 2013	Credit Note	25,000	5%
May 20, 2013	Credit Note	15,000	5%
June 10, 2013	Credit Note	15,000	5%

Borrowings from Notes payable - related parties		$ 330,000

No principal or interest payments were made to Mr. Gibbs during the six months ended June 30, 2013.  Total accrued interest on the notes payable to Mr. Gibbs was $27,475 and $8,381 at June 30, 2013 and December 31, 2012, respectively.

Interest Expense – Related Parties:

Total related party interest expense was $10,695 and $18,835 for the three and six months ended June 30, 2013, respectively.  For the three and six months ended June 30, 2012, total related party interest expense was $1,002 and $2,947, respectively.

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

Note 8 - Share-based Compensation

2004 Equity Incentive Plan

Our 2004 Equity Incentive Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct proprietary interest in our operations and future success. Our Board of Directors currently administers the plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the plan should be interpreted, whether to amend or terminate the plan and whether to delegate administration of the plan to a committee. A maximum of 500,000 common shares are subject to the plan. The plan provides for the grant of stock options, stock appreciation rights, or shares of stock. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The plan will terminate on December 10, 2014, unless the administrator terminates the plan earlier. As of June 30, 2012, 350,000 common shares were available for grant under the plan.

Stock Options

A summary of our stock option activity for the year ended December 31, 2012 and six months ended June 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	200,000	$0.45
Options expired	(50,000)	$0.50
Outstanding at December 31, 2012	150,000	$0.43
Options granted	600,000	$0.26
Outstanding at June 30, 2013	750,000	$0.29

On April 8, 2013, we granted 200,000 options with a grant date fair value of $0.26 per share to each of our three directors, which were 100% vested on the grant date. These options expire on April 8, 2018, and have an exercise price of $0.26 per share, which was the market price of our common stock on the date of grant.  At June 30, 2013, these options have a weighted average remaining contractual life of 4.8 years.

The options granted on April 8, 2013 were determined to have a fair value of $154,000, which was charged to expense on the grant date.  The following table summarizes the assumptions used to value stock options granted:

Fair value assumptions – stock options granted April 8, 2013:
Risk free interest rate	0.70%
Expected option life	5 years
Expected volatility	151%
Expected dividends	0%

On July 14, 2011, we granted 150,000 options with a grant date fair value of $0.36 per share to a director, which vested 50% on the grant date, and the remaining 50% vested on August 1, 2012. These options expire on August 1, 2016, and have an exercise price of $0.43 per share, which was the market price of our common stock on the date of grant.  At June 30, 2013, these options have a weighted average remaining contractual life of 3.1 years.

The options granted on July 14, 2011 were determined to have a fair value of $16,012, which was charged to expense during the year ended December 31, 2012.  The following table summarizes the assumptions used to value stock options granted:

Fair value assumptions – stock options granted July 14, 2011:
Risk free interest rate	0.66%
Expected option life	2.8
Expected volatility	166%
Expected dividends	0%

Stock compensation expenses were $154,000 and $13,725 for the six months ended June 30, 2013 and 2012, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Note 9 – Related Party Transactions:

The following information is provided in addition to the related party transactions described in Note 5, “Notes Payable – Related Parties,” Note 6, Note 7, “Stockholders’ Equity,” and Note 8, “Share-based Compensation.”

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

Management Fees – Related Parties

On January 1, 2011, we entered into a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. Effective January 1, 2013 the agreement was extended through the end of 2013.  During each of the six months ended June 30, 2013 and 2012, we incurred $7,500 of management fees to

Mr. Power and these costs are included in general and administrative expenses in our consolidated statements of operations.  As of June 30, 2013 all management fees due Mr. Power had been paid.

Due to Related Parties

Accounts payable and accrued interest payable owed to related parties are included in due to related parties in our condensed consolidated balance sheets as follows:

Related Party	June 30, 2013	December 31, 2012
Accounts payable – Mr. Power	$1,185	$-
Accrued interest payable – Mr. Gibbs	27,474	8,640
Due to related parties - total	$28,659	$8,640

Advances Payable - Related Parties

Non-interest-bearing advances payable to related parties are as follows:

Related Party	June 30, 2013	December 31, 2012
Mr. Power	$-	$1,000

During the six months ended June 30, 2013, Mr. Power advanced the Company an additional $750 and was repaid the balance of $1,750.

During the six months ending June 30, 2012, we borrowed and repaid non-interest-bearing advances from/ to related parties as follows:

	Six Months Ended March 31, 2012
	Advances	Repayments
Mr. Power(1)	$21,875	$18,075
Silver Saddle Resources, LLC	3,600	3,600
	$25,475	$21,675

(1)

Includes entities controlled by Mr. Power

Note 10:  Subsequent Events

The Company has evaluated subsequent events through the time of issuance of the financial statements.

On August 8, 2013, the Company borrowed an additional $15,000 from Mr. Gibbs, a significant shareholder, under the July 18, 2012 credit agreement.

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

Results of Continuing Operations for the Three Months Ended June 30, 2013 and 2012.

A summary of our results from continuing operations is as follows:

	Three Months Ended June 30,
	2013	2012
Operating expenses:
Exploration costs	$8,591	$17,105
Other operating costs	1,150	340
General and administrative expenses	200,322	130,202
Total operating expenses	210,063	147,647

Operating loss	(210,063)	(147,647)

Total other income (expense) - net	(7,131)	(58,796)

Loss from continuing operations	$(217,194)	$(206,443)

During the three months ended June 30, 2013, our loss from continuing operations was $(217,194) as compared to $(206,443) during the same period in 2012. The $10,751 increase in our loss was mainly attributable to an increase in general and administrative expenses resulting from the issuance of common stock purchase options granted to each of our three directors during the quarter ended June 30, 2013.

Operating expenses:

During the three months ended June 30, 2013, our total operating expenses increased $62,416, or 42%, from $147,647 to $210,063 for the three months ended June 30, 2012 and 2013, respectively.

During the three months ended June 30, 2013, we incurred $8,591 of exploration costs as compared to $17,105 during the same period in 2012, a decrease of $8,514.  For the three months ended June 30, 2013 exploration costs consisted primarily of metallurgical analysis of bulk samples from the Langtry project and certain legal expenses associated with our assessments regarding the validity of certain royalty agreements, as compared to the three months ended June 30, 2012, which were mainly applicable to the preparation of our NI 43-101 Technical Report.

Our other operating costs, consisting of environmental permitting expenses, were $1,150 and $340 for the three months ended June 30, 2013 and 2012, respectively.

Our general and administrative expenses increased $70,120, or 54%, from $130,202 to $200,322 for the three months ended June 30, 2012 and 2013, respectively.  On April 8, 2013, we granted 200,000 common stock purchase options with a grant date fair value of $0.26 per share to each of our three directors, which were 100% vested on the grant date. These options expire on April 8, 2018, and have an exercise price of $0.26 per share.  The options granted on April 8, 2013 were determined to have a fair value of $154,000, which was charged as share-based compensation to general and administrative expenses on the grant date.  For the three months ended June 30, 2012, our share-based compensation totaled $6,862 and represented the vesting of certain common stock purchase options granted to a director on July 14, 2011.

In addition, we realized a $72,158 decrease in professional fees, which generally consist of accounting, audit, legal and investor relations fees, as well as a $4,249 decrease in executive travel and other office expenses.

Other income (expense):

Our other expenses, net, were $7,131 during the three months ended June 30, 2013, as compared to other expenses, net, of $58,796 during the three months ended June 30, 2012.  For the three months ended June 30, 2013 we incurred $11,073 in interest expense associated with our related party convertible notes payable.  Interest expense for the three months ended June 30, 2012 was $1,002.

Our periodic evaluation and mark-to-market of our derivative warrant liability at June 30, 2013 resulted in a $3,942 decrease in the liability as compared to a $429 increase in the liability for the three months ended June 30, 2012.

Finally, for the three months ended June 30, 2012, we recorded a one-time $57,366 loss on extinguishment of notes payable to related parties, which was completed in May 2012.

Results of Continuing Operations for the Six Months Ended June 30, 2013 and 2012.

A summary of our results from continuing operations is as follows:

	Six Months Ended June 30,
	2013	2012
Operating expenses:
Exploration costs	$43,046	$80,764
Other operating costs	1,490	340
General and administrative expenses	240,557	202,514
Total operating expenses	285,093	283,618

Operating loss	(285,093)	(283,618)
Total other income (expense) - net	(404)	(60,741)
Loss from continuing operations	$(285,497)	$(344,359)

During the six months ended June 30, 2013, our loss from continuing operations was $(285,497) as compared to $(344,359) during the same period in 2012. The $58,862 decrease in our loss was mainly attributable to other income and expense items as discussed further below.

Operating expenses:

During the six months ended June 30, 2013, our total operating expenses increased $1,475, or 1%, from $283,618 to $285,093 for the six months ended June 30, 2012 and 2013, respectively.

During the six months ended June 30, 2013, we incurred $43,046 of exploration costs as compared to $80,764 during the same period in 2012, a decrease of $37,718.  For the six months ended June 30, 2013 exploration costs consisted primarily of metallurgical analysis of bulk samples from the Langtry project and certain legal expenses associated with our assessments regarding the validity of certain royalty agreements, as compared to the six months ended June 30, 2012, which were mainly applicable to the preparation of our NI 43-101 Technical Report.

Our other operating costs, consisting of environmental permitting expenses, were $1,490 and $340 for the six months ended June 30, 2013 and 2012, respectively.

Our general and administrative expenses increased $38,043, or 19%, from $202,514 to $240,557 for the six months ended June 30, 2012 and 2013, respectively.  On April 8, 2013, we granted 200,000 common stock purchase options with a grant date fair value of $0.26 per share to each of our three directors, which were 100% vested on the grant date. These options expire on April 8, 2018, and have an exercise price of $0.26 per share.  The options granted on April 8, 2013 were determined to have a fair value of $154,000, which was charged as share-based compensation to general and administrative expenses on the grant date.  For the six months ended June 30, 2012, our share-based compensation totaled $13,725 and represented the vesting of certain common stock purchase options granted to a director on July 14, 2011.

In addition, we realized a $93,270 decrease in professional fees, which generally consist of accounting, audit, legal and investor relations fees, as well as a $8,085 decrease in executive travel and other office expenses.

Other income (expense):

Our other expenses, net, were $404 during the six months ended June 30, 2013, as compared to other expenses, net, of $60,741 during the six months ended June 30, 2012.  For the six months ended June 30, 2013 we incurred $19,213 in interest expense associated with our related party convertible notes payable.  Interest expense for the six months ended June 30, 2012 was $2,947.

Our periodic evaluation and mark-to-market of our derivative warrant liability at June 30, 2013 resulted in a $18,808 decrease in the liability as compared to a $429 increase in the liability for the six months ended June 30, 2012.

Finally, for the six months ended June 30, 2012, we recorded a one-time $57,366 loss on extinguishment of notes payable to related parties, which was completed in May 2012.

Liquidity and Capital Resources:

Liquidity

 During the six months ended June 30, 2013, we required capital principally for funding of our operating activities and required periodic mineral rights payments.  To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through additional borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On June 30, 2013, we had $3,098 of cash and cash equivalents and negative working capital of $(1,058,917).  This compares to cash on hand of $12,229 and negative working capital of $(759,503) at December 31, 2012.

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

As of June 30, 2013 total borrowings under the Credit Agreement were $885,000.  We do not expect the remaining credit of $115,000 will provide sufficient working capital for the next twelve months.  Also, a $250,000 payment will be due to the lessor of our Langtry lease on January 31, 2014 to maintain the terms of our lease amendment executed in November 2012 with the lessor that among other things grants us an purchase option on the property and retire the 3% NSR granted to the lessor under our original lease agreement entered into in March of 2010.  We have no other commitments or understandings for additional financing beyond the Credit Agreement.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2013	2012

Net cash used in operating activities	$(133,131)	$(158,103)
Net cash used in investing activities	(205,000)	(207,169)
Net cash provided by financing activities	329,000	373,800

Net (decrease) increase in cash	(9,131)	8,528
Cash and cash equivalents, beginning of period	12,229	4,672
Cash and cash equivalents, end of period	$3,098	$13,200

Net cash used in operating activities:

Net cash used in operating activities was $(133,131) and $(158,103) during the six months ended June 30, 2013 and 2012, respectively.

Cash used in operating activities during the six months ended June 30, 2013 mainly related to our $(285,497) net loss as adjusted for non-cash items and changes in operating assets and liabilities. The non-cash adjustments were comprised of a $154,000 share-based compensation charge representing the fair value of common stock purchase options granted to our three directors on April 8, 2013, and a $(18,808) mark-to-market gain relating to the change in fair value of our derivative warrants liability.  Our changes in operating assets and liabilities were comprised of a $34,668 decrease in prepaid expenses, and a net $(17,494) decrease in accounts payable, accrued and other current liabilities applicable to operations.

Cash used in operating activities during the six months ended June 30, 2012 mainly related to our $344,359 net loss as adjusted for non-cash items and changes in operating assets and liabilities. These non-cash adjustments were comprised of $13,725 in share-based compensation expense, a $57,366 loss on extinguishment of debt - related parties, $35,793 in investor relations expense attributable to derivative warrants issued for services, and a $429 mark-to-market loss in our change in fair value of derivative warrant liability.  Our changes in operating assets and liabilities were comprised of a $42,426 increase in current liabilities applicable to operations consisting of accounts payable, accrued liabilities and our derivative warrant liability and a $36,517 decrease in prepaid expenses during the period.

Net cash used in investing activities:

Cash used in investing activities was $(205,000) during the six months ended June 30, 2013 as compared to $(207,169) during the six months ended June 30, 2012.

Our cash used in investing activities during the six months ended June 30, 2013 represents annual lease rental payments under our Langtry Lease of $80,000, and $125,000 representing payment on the lease amendment to buy down certain possible future royalty obligations.

Our cash used in investing activities during the six months ended June 30, 2012 was comprised of a $135,684 expenditure for our Section 13 mineral property, a $70,000 annual lease rental payment under our Langtry Lease and the payment for $1,485 of other mineral rights acquisition costs.

Net cash provided by financing activities:

Cash provided by financing activities during the six months ended June 30, 2013 was $329,000 compared to cash provided by financing activities of $373,800 during the same period in 2012.

During the six months ended June 30, 2013 we borrowed $330,000 from Mr. Gibbs under the Credit Agreement, and incurred net payments toward advances payable to related parties of $1,000.

During the six months ended June 30, 2012 we borrowed $310,000 from Mr. Gibbs, sold 240,000 common shares to Mr. Gibbs for $60,000 cash and incurred a net increase in advances payable to related parties of $3,800.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of June 30, 2013. No impairment loss was recognized during either of the six months ended June 30, 2013 or 2012, and mineral rights are net of $0 of impairment losses as of June 30, 2013.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A. of our Form 10-K for the fiscal year ended December 31, 2012.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Allonge and Modification Agreement (1)
31	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.DEF	XBRL Taxonomy Extension Definition **
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**
____________________
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2013 and filed with the Commission on June 6, 2013.

*	Filed herewith
**	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Dated: August 14, 2013	By:	__/s/ John C. Power___________
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)