Form 10-K
period 2013-12-31
ATHENA SILVER CORP
filed 2014-03-28
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $3,159,931 based upon the last sale price of $0.27 as reported on the Over the Counter Bulletin Board effective March 17, 2014.

The number of shares outstanding of the registrant’s common stock, as of March 31, 2014 is 36,002,320.

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

In March 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which superseded the Purchase Agreement and granted us a 20 year lease to develop and conduct mining operations on the Langtry Property, also with an option to purchase.  Effective November 28, 2012 and December 19, 2013, we executed Amendments No. 1 & 2 to the Langtry Lease modifying certain terms.

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

 SUMMARY PROVISIONS OF THE LANGTRY LEASE

The following is a summary of the material provisions of the Langtry Lease, as modified by Amendment No. 1 thereto executed in November 2012 and as further modified by Amendment No. 2 thereto executed effective December 19, 2013:

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

$125,000 on or before February 15, 2013, which has been paid

iii.

$250,000 on or before January 15, 2014, which was extended to January 15, 2015 by Amendment No. 2;

iv.

$500,000 on or before January 15, 2015, which has been extended to January 15, 2016 by Amendment No. 2; and

v.

$1.0 million on or before January 15, 2016, which has been extended to January 15, 2017 by Amendment No. 2..

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

•

We also have an option, subject to certain conditions,  to purchase fee simple title to the 20 patented mining claims comprising the Langtry Project in consideration of a one-time cash payment in the amount of $10.0 million plus transaction costs.

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

BLM Serial No.

Claim Name

CAMC296910

Clipper #1

CAMC296911

Clipper #2

CAMC296912

Clipper #3

CAMC296913

Clipper #4

CAMC296914

Clipper #5

CAMC296915

Hawaii Clipper

CAMC296916

California Clipper #2

CAMC296917

California Clipper #3

CAMC296918

California Clipper #4

CAMC300265

Clipper #12

CAMC300266

Clipper #13

CAMC300267

Clipper #14

CAMC300268

Clipper #15

CAMC300269

Clipper #16

CAMC300270

Clipper #17

CAMC300271

Clipper #18

CAMC300272

Clipper #19

CAMC300273

Clipper #20

CAMC300274

Clipper #21

CAMC300275

Clipper #22

CAMC300276

Clipper #23

CAMC300277

Clipper #24

On January 15, 2013, we over-staked an existing claim with the BLM, identified below, held by a third party that we believed was deficient in meeting the statutory requirements and therefore subject to overstaking.

CAMC0306178            Quad Duece XIII

OTHER UNPATENTED MINING CLAIMS

On November 15, 2010, we staked nine unpatented lode claims in San Bernardino County, California.    The claims are located in Sections 7 and 18, Township 10 North, Range 2 West, San Bernardino Base & Meridian.   The claims are adjacent to a historic silver/lead mine known as the Pedry Mine (the “Pedry Claims”).  There are no known reserves on these claims.

These claims were filed with the BLM on January 13, 2011 and have been renewed annually since then.   Payments of $140 for each claim are payable to the BLM prior to September 1 of each year to maintain the claims in good standing.

BLM Serial No.	Claim Name
CAMC298045	San Pasqual
CAMC298046	San Miguel
CAMC298047	Santa Anna
CAMC298048	San Bernardino
CAMC298049	San Gabriel

CAMC298050	San Luis Obispo
CAMC298051	Santa Clara
CAMC298052	Santa Coleta
CAMC290853	Santo Angel

On December 14, 2011, we staked and subsequently filed with the BLM, on March 13, 2012, four unpatented lode claims located in San Bernardino County, California.   We have renewed the claims annually since then and an annual renewal fee of $140 is payable to the BLM prior to September 1 of each year to maintain the claims.  The claims are located in Sections 7 and 18, Township 10 North, Range 1 West and Sections 12 and 13, Township 10 North, Range 2 West, San Bernardino Base & Meridian.   The claims are adjacent to a historic silver mine known as the Waterman Mine (the “Waterman Claims”).  There are no known reserves on these claims.

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

LOCATION, HISTORY AND GEOLOGY OF THE LANGTRY PROJECT

Langtry Project:

The Langtry Project covers approximately 882  acres and consists of 20 patented lode mining claims held under the Strachan Lease and 23 unpatented lode mining claims with the BLM.

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
"CLIPPER"
"CALIFORNIA CLIPPER"
"HAWAII"
FORT IRWIN ROAD
SEC. 6
SEC. 7
SEC. 8
SEC. 5
SEC. 4
SEC. 9
SEC. 18
SEC. 17
SEC. 16
N 64°00'00" W
N 26°00'00" E
3000.00'
8
9
1000 0 1000 2000 3000
SCALE: 1"=1000'

REGIONAL MAP
NOT TO SCALE
CLAIMS SITE
SAN BERNARDINO COUNTY

VICINITY MAP
NOT TO SCALE
CLAIMS SITE
N

MAP LEGEND:

- PATENTED ATHENA MINERALS CLAIMS
- UNPATENTED ATHENA MINERALS CLAIMS
- SECTION LINES
- 100' EXISTING INDEX CONTOURS (U.S.G.S)
- 20' EXISTING INTERVAL CONTOURS (U.S.G.S.)
- "QUAD DEUCE XIII"

MAP NOTES:

1.) PATENTED CLAIMS/PARCELS LINEWORK PER THE SAN BERNARDINO COUNTY GEOGRAPHIC INFORMATION SYSTEM (GIS) SHAPEFILE DATA.

2.) UNPATENTED CLAIMS PER MAPS PROVIDED BY THE UNITED STATES B.L.M.

3.) UNPATENTED ATHENA MINERALS (TO DATE) PER STAKING BY JOSEPH E. BONADIMAN & ASSOCIATES, INC.

4.) TOWNSHIP 10 NORTH RANGE 1 EAST OF SAN BERNARDINO BASE AND MERIDIAN

I:\2010 Jobs\103567 Athena Minerals Inc. - Calico\Claims Exhibit REV 5 civil3d.dwg

DRAFTED: 03-24-2014

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

The northeastern boundary of the deposit is defined by an un-named fault that strikes more to the northwest than the Calico fault.  This boundary fault occurs almost immediately at the toe of the mountains that lie immediately north of the Langtry Deposit.  The north bounding fault and the Calico fault intersect at the east end of the Langtry Deposit.

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

The Langtry Project at that time was estimated  to host:

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

SILVER PRICES

Our operating results are substantially dependent upon the world market prices of silver. We have no control over silver prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low London Fix prices of silver (as reported by www.kitco.com) per ounce during the periods indicated:

	Year Ended December 31,
	2013		2012		2011
	High	Low	High	Low	High	Low
Silver	$32.23	$18.61	$37.23	26.67	$48.70	$26.16

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our financial statements for the years ended December 31, 2013 and 2012, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern

We have no history of or experience in mineral production.

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

• speculative activities;

• expectations for inflation; and

• political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.kitco.com, during the three-year period ended December 31, 2013, the high and low settlement prices for silver were $48.70 and $18.61 per ounce, respectively.

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

ITEM 4.        REMOVED AND RESERVED

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS

Market Information

Our outstanding shares of common stock traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” from January 1, 2007 to February 5, 2010.  Effective February 5, 2010, our outstanding shares of common stock have traded over-the-counter and quoted on the OTCBB under the symbol “AHNR”.  Our common stock is quoted currently on the OTC.QB of the OTC Markets Group, Inc. under the symbol “AHNR.” The reported high and low closing bid prices for our common stock are shown below for the period from January 1, 2012 through December 31, 2013. All quoted prices reflect inter-dealer prices without retail markup, mark-down or commission and may not necessarily represent actual transactions.

	2013		2012
	High	Low	High	Low
First quarter ended March 31	$0.40	$0.27	$0.30	$ 0.25
Second quarter ended June 30	$0.30	$0.12	$0.31	$ 0.24
Third quarter ended September 30	$0.25	$0.15	$0.46	$ 0.25
Fourth quarter ended December 31	$0.20	$0.12	$0.44	$ 0.28

Registered Holders of our Common Stock

As of March 31, 2014, there were approximately 59 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Equity Compensation Plan Information

The following table summarizes our common shares authorized for issuance under equity compensation plans as of December 31, 2013:

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

During the first quarter of 2011, we completed a 13-hole drilling program on our Langtry Property in an effort to validate the results of an earlier drilling program undertaken by a previous owner of the Property during the 1960’s and 1970’s and to further define silver deposits near historic workings on the Property. During the remainder of 2011 and during the first quarter of 2012, we evaluated the results of our drilling program, performed metallurgical studies and hired an independent firm to estimate our resources.   In May 2012, our independent consultant issued a N I 43-101 report following the guidelines specified by the Canadian Council of Professional Geoscientists and included a description of the Langtry Property and location, history, geological setting, deposit types, mineralization, exploration, drilling, sampling method and approach, sample preparation, analyses and security, data verification, mineral resource and mineral reserve estimates, as well as other relevant data and information.

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

Results of Continuing Operations for the Years Ended December 31, 2013 and 2012.

A summary of our results from continuing operations is as follows:

	Years Ended December 31,
	2013	2012
Operating expenses:
Exploration costs	$49,517	$231,751
Other operating costs	1,490	340
General and administrative expenses	298,414	319,636
Total operating expenses	349,421	551,727

Operating loss	(349,421)	(551,727)

Total other expense - net	(8,687)	(84,096)

Loss from continuing operations	$(358,108)	$(635,823)

During the year ended December 31, 2013, our loss from continuing operations was $(358,108) as compared to $(635,823) during the same period in 2012. The $(277,715) decrease in our loss was mainly attributable to a decrease exploration costs and other income and expense items as discussed further below.

Operating expenses:

During the year ended December 31, 2013, our total operating expenses decreased $(202,306), or (37)%, from $551,727 to $349,421 for the year ended December 31, 2012 and 2013, respectively.

During the year ended December 31, 2013, we incurred $49,517 of exploration costs as compared to $231,751 during the same period in 2012, a decrease of $(182,234).  For the year ended December 31, 2013 exploration costs consisted primarily of metallurgical analysis of bulk samples from the Langtry project and certain legal expenses associated with our assessments regarding the validity of certain royalty agreements, as compared to the year ended December 31, 2012, which were mainly applicable to metallurgical studies and the preparation of our NI 43-101 Technical Report.

Our other operating costs, consisting of environmental permitting expenses, were $1,490 and $340 for the years ended December 31, 2013 and 2012, respectively.

Our general and administrative expenses decreased $(21,222), or (7)%, from $319,636 to $298,414 for the years ended December 31, 2012 and 2013, respectively, and is primarily due to a $(141,343) decrease in professional fees which generally consist of accounting, audit, legal and investor relations fees.  In addition, we realized a $(16,017) decrease in executive travel.

On April 8, 2013, we granted 200,000 common stock purchase options with a grant date fair value of $0.26 per share to each of our three directors, which were 100% vested on the grant date. These options expire on April 8, 2018, and have an exercise price of $0.26 per share.  The options granted on April 8, 2013 were determined to have a fair value of $154,000, which was charged as share-based compensation to general and administrative expenses on the grant date.  For the year ended December 31, 2012, our share-based compensation totaled $16,012 and represented the vesting of certain common stock purchase options granted to a director on July 14, 2011.

Other income (expense):

Our other expenses, net, were $8,687 during the year ended December 31, 2013, as compared to other expenses, net, of $84,096 during the year ended December 31, 2012.  For the year ended December 31, 2013 we incurred $43,011 in interest expense primarily associated with our related party convertible notes payable.  Interest expense for the year ended December 31, 2012 was $11,439.

Our periodic evaluation and mark-to-market of our derivative warrant liability at December 31, 2013 resulted in a $(34,323) decrease in the liability as compared to a $15,930 increase in the liability for the year ended December 31, 2012.

Finally, for the year ended December 31, 2012, we recorded a one-time $57,366 loss on extinguishment of notes payable to related parties, which was completed in May 2012.

Liquidity and Capital Resources:

Liquidity

 During the year ended December 31, 2013, we required capital principally for funding of our operating activities and required periodic mineral rights payments.  To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through additional borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On December 31, 2013, we had $16,934 of cash and cash equivalents and negative working capital of $(1,182,746).  This compares to cash on hand of $12,229 and negative working capital of $(759,503) at December 31, 2012.

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, was due in full on July 31, 2014, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.  All outstanding amounts due Mr. Gibbs under notes payable were transferred into the credit agreement effective July 18, 2012.

On December 31, 2013 we amended the credit agreement to increase the borrowing limit under the line of credit to $1,250,000 and extend the maturity date to December 31, 2014.  All other provisions under the agreement remain unchanged.  The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).  As of December 31, 2013 total borrowings under the Credit

Agreement were $990,000.  We do not expect the remaining credit of $260,000 will provide sufficient working capital for the next twelve months.

Additionally, on December 17, 2013 the Langtry Lease was amended to change certain provisions of the original agreement and subsequent amendment, including modification the due dates for certain cash payments to the lessor.  This modification resulted in the deferral of a $250,000 payment originally due January 15, 2014, to January 15, 2015.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years Ended December 31,
	2013	2012

Net cash used in operating activities	$(224,295)	$(418,890)
Net cash used in investing activities	(205,000)	(338,803)
Net cash provided by financing activities	434,000	762,250

Net increase in cash	4,705	7,557
Cash and cash equivalents, beginning of period	12,229	4,672
Cash and cash equivalents, end of period	$16,934	$12,229

Net cash used in operating activities:

Net cash used in operating activities was $(224,295) and $(418,890) during the years ended December 31, 2013 and 2012, respectively.

Cash used in operating activities during the year ended December 31, 2013 mainly related to our $(358,108) net loss as adjusted for non-cash items and changes in operating assets and liabilities. The non-cash adjustments were comprised of a $154,000 share-based compensation charge representing the fair value of common stock purchase options granted to our three directors on April 8, 2013, and a $(34,323) mark-to-market gain relating to the change in fair value of our derivative warrants liability.  Our changes in operating assets and liabilities were comprised of a $37,000 decrease in prepaid expenses, and a net $(22,864) decrease in current liabilities applicable to operations consisting of accounts payable and accrued liabilities.

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

Net cash used in investing activities:

Cash used in investing activities was $(205,000) during the year ended December 31, 2013 as compared to $(338,803) during the year ended December 31, 2012.

Our cash used in investing activities during the year ended December 31, 2013 represents annual lease rental payments under our Langtry Lease of $80,000, and $125,000 representing payment on the lease amendment to buy down certain possible future royalty obligations.

Our cash used in investing activities during the year ended December 31, 2012 was comprised of a $135,684 expenditure for our Section 13 mineral property, $194,999 in annual lease rental payments under our Langtry Lease and the payment for $8,120 of other mineral rights acquisition costs.

Net cash provided by financing activities:

Cash provided by financing activities during the year ended December 31, 2013 was $434,000 compared to cash provided by financing activities of $765,250 during the same period in 2012.

During the year ended December 31, 2013 we borrowed $435,000 from Mr. Gibbs under the Credit Agreement, and incurred net payments toward advances payable to related parties of $1,000.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2013. No impairment loss was recognized during the years ended December 31, 2013 and 2012, and mineral rights are net of $0 of impairment losses as of December 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2013. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

 Our current executive officers and directors are:

Name	Age	Position

John C. Power(1)	51	CEO, President, CFO, Secretary and Director

Brian Power(1)	48	Director

Leroy Wilkes	71	Director

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

From March 2010 to present, Mr. Power has severed as co-Managing Member of Ryan Air Exposition, LLC, a private California holding company that invests in antique airplanes. Mr. Power has served as President and director of Alta California Broadcasting, Inc., which operated radio stations, from December 1993 to March 2007; and President and director of Four Rivers Broadcasting, Inc., also a radio broadcaster, from May 1997 to March 2005 and Vice President from March 2005 to the present. Mr. Power has served as Co-Managing Member of Wyoming Resorts, LLC, which owns and operates an historic hotel in Thermopolis, Wyoming, since June 1997; and Mr. Power has served as President of Power Curve, Inc., a private investment company, since 1986.   Mr. Power has also been the managing member of Best of Sea Ranch, LLC since December 2004 which operated through a joint venture a vacation home rental business in The Sea Ranch California until August 2013.   Mr. Power has been a general partner of Power Vacaville, LP a real estate investment firm since January 2008.   Mr. Power also serves as the vice-president and director of The Tide Community Broadcasting, Inc. since July 2012.

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

Board Meetings

During the year ended December 31, 2013, we had three directors. During the year ended December 31, 2013, our Board held no meetings but has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates.  During the year ended December 31, 2013, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders except (i)  Mr. Gibbs failed to file reports covering 84 transactions in a timely fashion, and (ii)  Messrs. John Power, Brian Power and Roy Wilkes each failed to file one report covering one transaction in a timely fashion. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

ITEM 11.        EXECUTIVE COMPENSATION

Director Compensation

The following table summarizes all director compensation in the most recent fiscal year ended December 31, 2013. There are no standard compensation arrangements in place for our directors.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)[2]	All Other Compensation ($)	Total ($)
Leroy Wilkes[1]	12,750	51,333		64,083

Brian Power	—	51,333		51,333

1 Mr. Wilkes earns a retainer fee of $12,000 per year, payable quarterly and earned an additional $750 in consulting fees during the year ended December 31, 2012. Mr. Wilkes has 350,000 options outstanding at December 31, 2013.

2Merssrs. Wilkes and Power were each granted options exercisable to purchase 200,000 shares of common stock at an exercise price of $0.26 per share.  We determined that the fair value of each 200,000 option grant was $51,333.

Executive Compensation

The executive officers for the most recent fiscal year ended December 31, 2013 are as follows:

John C. Power, CEO, President, CFO, Secretary and director.

Summary Compensation Table

The following table sets forth all compensation recorded by us to Mr. Power during the years ended December 31, 2013 and 2012:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power, President	2013	30,000	—	—	51,333[1]	—	—	_________	81,3333
	2012	30,000	—	—	—	—	—		30,000

1 Represents the fair value of options exercisable to purchase 200,000 shares at an exercise price of $0.26 per share.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
John C. Power	200,000	-0-	-0-	$0.26	April 2013	-0-	-0-	-0-	-0-

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

The following table shows the number of shares owned as of March 31, 2014 and the percentage of outstanding common stock owned as of March 31, 2014.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	16,143,324	(4)	44.83%

John C. Power	4,825,500	(5)	13.33%

Bruce and Elizabeth Strachan, Trustees UTA dtd 7/25/07	2,680,047		7.44%
P.O. Box 577, Joshua Tree, CA 92252-0577

Brian Power	300,000	(6)	nil%

LeRoy Wilkes	350,000	(7)	nil%

All officers and directors as a group (three persons)	5,475,500		15.04%

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

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

(3)	Shares and percentages beneficially owned are based upon 36,002,320 shares outstanding on March 31, 2014.

(4)	Includes 5,165,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder.

(5)

Includes 20,000 shares of common stock owned by John Power as custodian for Robert Henry Josiah Power, a minor.  Mr. Power disclaims any pecuniary interest in the shares held as custodian and includes options to acquire 200,000 shares of common stock which expire in April, 2018.

(6)	Includes options to acquire 200,000 shares of common stock which expire in April, 2018

(7)	Includes options to acquire 150,000 shares of common stock which expire July 14, 2016 and options to acquire 200,000 shares of common stock which expire in April, 2018.

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

The aggregate fees billed for the years ended December 31, 2013 and 2012, for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2013	2012
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$22,400	$28,900
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$22,400	$28,900

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
(1)	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
(1)	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
(1)	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
(1)	3.2	By-Laws
(1)	4.1	2004 Equity Incentive Plan
(1)	4.2	Form of Subscription Agreement
(1)	4.3	Specimen common stock certificate
(1)	10.1	Lease Agreement
(1)	10.2	Form of Escrow Agreement
(1)	10.3	Amended Trademark Assignment
(1)	10.3.2	Initial Assignment of Trademark
(1)	10.4	Lock-up Letter for Brian Power
(1)	10.5	Lock-up Letter for John C. Power
(1)	10.6	Lock-up Letter for J. Andrew Moorer
(1)	10.7	Amended Fund Escrow Agreement
(1)	10.8	Lease Agreement with Golden West Brewing Company
(1)	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
(1)	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
(1)	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
(1)	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
(1)	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
(1)	10.14	Amended and Restated Assignment and Assumption
(1)	10.15	August 7, 1998 Distribution Agreement
(1)	10.16	Territorial Agreement
(1)	10.17	November 4, 2002 Distribution Agreement
(1)	10.18	June 1, 2001 Authorization
(1)	10.19	July 22, 2004 Authorization
(1)	10.20	September 1, 2005 Authorization
(1)	10.22	Second Amended Fund Escrow Agreement
(1)	10.23	Contract with New Zealand Hops, Ltd., 2006
(1)	10.24	Contract with New Zealand Hops, Ltd., 2007
(1)	10.25	Second Amended and Restated Assignment and Assumption
(1)	10.26	Third Amended Fund Escrow Agreement
(1)	10.27	Secured Promissory Note with John C. Power
(1)	10.28	Secured Promissory Note with Power Curve, Inc.
(1)	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
(2)	10.30	Production Agreement with Bison Brewing Co.

(2)	10.31	Employment Agreement with David Del Grande
(2)	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
(4)	10.33	Employment Agreement with Mark Simpson
(4)	10.34	Consultation Agreement with Artisan Food and Beverage Group
(5)	10.35	Credit Agreement dated December 11, 2007
(6)	10.36	Promissory Note dated March 12, 2008
(6)	10.37	Security Agreement dated March 12, 2008
(6)	10.38	Guaranty Agreement dated March 12, 2008
(7)	10.39	Convertible Debenture dated December 31, 2008
(7)	10.40	Security Agreement dated December 31, 2008
(7)	10.41	Hypothecation Agreement dated December 31, 2008
(8)	10.42	Mendocino Production Agreement
(9)	10.43	Exclusive Consignment Agency Agreement
(10)	10.44	Settlement Stipulation with BRK Holdings, LLC
(11)	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
(11)	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
(11)	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
(11)	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
(11)	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
(11)	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
(11)	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
(11)	10.52	Factoring Agreement dated April 28, 2009
(12)	10.53	Agreement to Convert Debt Clifford L. Neuman PC
(12)	10.54	Agreement to Convert Debt Clifford L. Neuman
(12)	10.55	Agreement to Convert Debt John Power
(12)	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
(12)	10.57	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.58	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
(12)	10.60	Agreement to Convert Debt Shana Capital, Ltd.
(13)	10.61	Asset Purchase Agreement dated May 7, 2009
(14)	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
(14)	10.63	Articles of Incorporation of Athena Minerals, Inc.
(15)	10.64	Sale and Purchase Agreement and Joint Escrow Instructions dated December 9, 2009
(15)	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions dated January 5, 2010
(15)	10.66	Promissory Note from Athena Minerals, Inc. to John Power dated January 5, 2010
(16)	10.67	Mining Lease and Option to Purchase dated March 11, 2010
(17)	10.68	Intellectual Property Assignment dated June 25, 2010
(18)	10.69	Promissory Notes John C. Power and John D. Gibbs dated June 30, 2010
(19)	10.70	Promissory Note John D. Gibbs dated August 3, 2010
(20)	10.71	Agreement to Convert Debt – Clifford L. Neuman
(21)	10.72	Agreements to Convert Debt – Donaldson and Kirby
(22)	10.73	Agreement to Convert Debt – Clifford L. Neuman
(23)	10.74	Agreement to Convert Debt – Huss and Strachan
(24)	10.75	Stock Purchase Agreement; Indemnity Agreement and Amendment No. 1 to Indemnity Agreement each dated December 31, 2010
(25)	10.76	Consent of Schumacher & Associates dated March 7, 2011
(26)	10.77	Marketing Agreement with Bill Fishkin dated April 1, 2011
(26)	10.78	Agreement to Convert Debt with Donaldson Consulting Services, Inc. dated May 31, 2011

(27)	10.79	Term Sheet with LeRoy Wilkes dated July 14, 2011
(28)	10.80	Accredited Members Agreement dated August 31, 2011
(29)	10.81	Promissory Note – John D. Gibbs dated October 26, 2011
(29)	10.82	Promissory Note – John D. Gibbs dated November 15, 2011
(30)	10.83	Marketing Agreement with Bill Fishkin dated December 1, 2011
(31)	10.84	Advisor Agreement with GVC Capital, LLC dated January 30, 2012
(32)	10.85	Promissory Note – John D. Gibbs dated March 18, 2012
(33)	10.86	Promissory Note – John D. Gibbs dated February 2, 2012
(34)	10.87	Promissory Note – John D. Gibbs dated April 27, 2012
(35)	10.88	Agreement to Convert Debt – John D. Gibbs
(36)	10.89	Promissory Note – John D. Gibbs dated May 22, 2012
(36)	10.90	Assignment of Right to Purchase Property
(37)	10.91	Agreement to Convert Debt – John Donaldson
(38)	10.92	Credit Agreement – John D. Gibbs
(38)	10.93	Form of Credit Note
(39)	10.94	Amendment No. 1 to Langtry Lease Agreement
(40)	10.95	Allonge and Modification Agreement with John D. Gibbs
(41)	10.96	Amendment No. 2 to Langtry Lease Agreement
(42)	10.97	Second Allonge and Modification Agreement with John D. Gibbs
(2)	14	Code of Ethics
(1)	21.0	List of Subsidiaries
#	31.	Certification required by Section 13a-14(a) of the Exchange Act.
#	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document##
101.SCH	XBRL Schema Document##
101.CAL	XBRL Calculation Linkbase Document##
101.LAB	XBRL Label Linkbase Document##
101.PRE	XBRL Presentation Linkbase Document##
101.DEF	XBRL Definition Linkbase Document##

(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and filed with the Commission on April 24, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March14, 2008.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2010 and filed with the Commission on June 25, 2010.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 30, 2010 and filed with the Commission on July 28, 2010.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2010 and filed with the Commission on August 4, 2010.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 23, 2010.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 30, 2010.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated August 20, 2010 and filed with the Commission on November 1, 2010.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 15, 2010 and filed with the Commission on November 17, 2010.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2010 and filed with the Commission on January 6, 2011

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2011 and filed with the Commission on March 7, 2011.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 1, 2011 and filed with the Commission on June 2, 2011.

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 1, 2011 and filed with the Commission on August 3 2011.

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 22, 2011 and filed with the Commission on September 9, 2011.

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 26, 2011 and filed with the Commission on January 4, 2012.

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2011 and filed with the Commission on January 5, 2012.

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on February 9, 2012.

(32)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 18, 2012 and filed with the Commission on March 23, 2012.

(33)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on March 26, 2012.

(34)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.

(35)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.

(36)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 22, 2012 and filed with the Commission on May 25, 2012

(37)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 16, 2012 and filed with the Commission on June 19, 2012.

(38)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2012 and filed with the Commission on July 19, 2012.

(39)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 28, 2012 and filed with the Commission on November 29, 2012.

(40)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 5, 2013 and filed with the Commission on June 6, 2013.

(41)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 19, 2013 and filed with the Commission on December 23, 2013.

(42)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2013 and filed with the Commission on January 2, 2014.

#	Filed herewith

##

Furnished, not filed.

ATHENA SILVER CORPORATION

(An Exploration Stage Company)

TABLE OF CONTENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Athena Silver Corporation

(An Exploration Stage Company)

Vacaville, California

We have audited the accompanying consolidated balance sheets of Athena Silver Corporation (An Exploration Stage

Company) and its subsidiaries (collectively the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and the period from January 1, 2010 (inception of exploration stage) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Athena Silver Corporation and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 28, 2014

ATHENA SILVER CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$ 16,934	$ 12,229
Prepaid expenses	-	37,000

Total current assets	16,934	49,229

Mineral rights and properties - unproven	1,689,297	1,130,162

Total assets	$ 1,706,231	$ 1,179,391

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 70,195	$ 128,935
Accrued liabilities	71,250	63,334
Due to related parties	50,735	8,640
Advances payable - related parties	-	1,000
Derivative warrant liability	17,500	51,823
Convertible notes payable - related parties	990,000	555,000

Total current liabilities	1,199,680	808,732

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares
authorized, none outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares
authorized, 36,002,320 and 35,002,320 issued and outstanding	3,600	3,500
Additional paid-in capital	6,580,048	6,086,148
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(2,475,666)	(2,117,558)
Total shareholders' equity	506,551	370,659

Total liabilities and shareholders' equity	$ 1,706,231	$ 1,179,391

ATHENA SILVER CORPORATION
(An Exploration Stage Company)

CONSOLICDATED STATEMENTS OF OPERATIONS

	Years ended December 31,		Inception (January 1, 2010) through
	2013	2012	December 31, 2013

Operating expenses:
Exploration costs	$ 49,517	$ 231,751	$ 888,885
Other operating costs	1,490	340	113,272
General and administrative expenses	298,414	319,636	1,125,109

Total operating expenses	349,421	551,727	2,127,266

Operating loss	(349,421)	(551,727)	(2,127,266)

Other income (expense):
Interest expense	(43,011)	(11,439)	(65,566)
Change in fair value of warrant liability	34,323	(15,930)	18,393
Loss on extinguishment of debt and accounts payable - related parties, net	-	(56,741)	(236,741)
Other income	1	14	980

Total other income (expense)	(8,687)	(84,096)	(282,934)
Loss from continuing operations	(358,108)	(635,823)	(2,410,200)
Net loss from discontinued operations	-	-	(65,466)
Net loss	$ (358,108)	$ (635,823)	$ (2,475,666)

Basic and diluted net loss per common share
Basic and diluted net loss per share from continuing operations	$ (0.01)	$ (0.02)
Basic and diluted net loss per common share	$ (0.01)	$ (0.02)

Basic and diluted weighted-average
common shares outstanding	35,859,854	33,493,778

ATHENA SILVER CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended December 31,		Inception of Exploration Stage (January 1, 2010) through
	2013	2012	December 31, 2013
Cash flows from operating activities:
Net loss	$ (358,108)	$ (635,823)	$ (2,475,666)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of deferred financing costs	-	-	5,000
Share-based compensation expense	154,000	16,012	209,773
Common stock and warrants issued for services	-	-	53,700
Derivative warrants issued for services	-	35,793	35,793
Change in fair value of derivative warrant liability	(34,323)	15,930	(18,393)
Loss on extinguishment of debt - related parties	-	57,366	237,366
Gain on extinguishment of accounts payable	-	(625)	(625)
Loss on sale of discontinued operations	-	-	9,892
Changes in operating assets and liabilities:
Account receivable	-	-	11,104
Prepaid expenses	37,000	3,580	1,000
Inventory	-	-	46,385
Other assets	-	-	11,036
Accounts payable	(58,740)	82,289	128,669
Accrued liabilities and other liabilities	35,876	6,588	118,267
Net cash used in operating activities	(224,295)	(418,890)	(1,626,699)
Cash flows from investing activities:
Acquisition of mineral rights	(205,000)	(338,803)	(703,098)
Investment in nonmarketable equity securities	-	-	(7,348)
Cash used in disposition of fixed assets, intangibles and other	-	-	(82)
Net cash used in investing activities	(205,000)	(338,803)	(710,528)
Cash flows from financing activities:
Net change in advances payable - related parties	(1,000)	250	(13,295)
Borrowings from notes payable - related parties	435,000	705,000	1,300,000
Repayments of notes payable - related parties	-	-	(38,750)
Proceeds from sale of common stock, net	-	60,000	1,106,206
Net cash provided by financing activities	434,000	765,250	2,354,161
Net increase (decrease) in cash	4,705	7,557	16,934
Cash at beginning of period	12,229	4,672	-

Cash at end of period	$ 16,934	$ 12,229	$ 16,934

CONTINUED ON FOLLOWING PAGE

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED FROM PREVIOUS PAGE

	Years Ended December 31,		Inception of Exploration Stage (January 1, 2010) through
	2013	2012	December 31, 2013

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -	$ 6,714
Cash paid for income taxes	$ -	$ -	$ -

Supplemental disclosure of non-cash investing and
financing activities:
Increase in accrued liabilities applicable to mineral rights	$ 7,916	$ 7,918	$ 71,250
Common stock issued for mineral rights	$ 340,000	$ 342,261	$ 924,563
Common stock issued for accounts payable	$ -	$ 32,250	$ 125,700
Common stock issued for due to related parties	$ -	$ 8,197	$ 8,197
Common stock issued for notes and advances payable - related parties	$ -	$ 336,000	$ 616,000
Common stock issued for deferred financing costs	$ -	$ -	$ 5,000
Spin-off dividend	$ -	$ -	$ 7,348
Common stock issued for indemnity agreement - related parties:
Indemnification - GWBC accounts payable	$ -	$ -	$ 201,404
Indemnification - GWBC accrued liabilities	$ -	$ -	$ 177,899
Indemnification - GWBC short-term debt	$ -	$ -	$ 295,697

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM INCEPTION THROUGH DECEMBER 31, 2013

				Accumulated	Accumulated
			Additional	Deficit Prior to	Deficit During
	Common Stock		Paid-in	Exploration	Exploration
	Shares	Amount	Capital	Stage	Stage	Total
January 1, 2010 (inception)	20,000,000	$ 2,000	$ 2,544,625	$ (3,601,431)	$ -	$ (1,054,806)
Common stock issued for cash, net	4,750,000	475	474,525	-	-	475,000
Common stock issued for mineral rights	230,000	23	73,377	-	-	73,400
Common stock issued for loan fees	50,000	5	4,995	-	-	5,000
Common stock issued for debt	1,000,000	100	279,900	-	-	280,000
Common stock issued for accounts payable	861,500	86	93,364	-	-	93,450
Common stock issued for indemnification agreement	2,500,000	250	994,982	-	-	995,232
Net loss	-	-	-	-	(612,251)	(612,251)
Balance, December 31, 2010	29,391,500	2,939	4,465,768	$ (3,601,431)	(612,251)	255,025
Common stock issued for cash, net	2,430,000	243	570,963	-	-	571,206
Common stock issued for mineral rights	375,337	38	168,864	-	-	168,902
Common stock issued for services	208,449	21	55,752	-	-	55,773
Share based compensation	-	-	37,688	-	-	37,688
Spin-off dividend	-	-	(7,348)	-	-	(7,348)
Net loss	-	-	-	-	(869,484)	(869,484)
Balance, December 31, 2011	32,405,286	3,241	5,291,687	(3,601,431)	(1,481,735)	211,762
Common stock issued for mineral rights	1,084,710	108	342,153	-	-	342,261
Common stock issued for debt and interest	1,147,324	115	344,082	-	-	344,197
Common stock issued for accounts payable	125,000	12	32,238	-	-	32,250
Common stock issued for cash	240,000	24	59,976	-	-	60,000
Share based compensation			16,012			16,012
Net loss	-	-	-	-	(635,823)	(635,823)
Balance, December 31, 2012	35,002,320	3,500	6,086,148	(3,601,431)	(2,117,558)	370,659
Common stock issued for mineral rights	1,000,000	100	339,900	-	-	340,000
Share based compensation - Director options			154,000			154,000
Net loss	-	-	-	-	(358,108)	(358,108)
Balance, December 31, 2013	36,002,320	$ 3,600	$ 6,580,048	$ (3,601,431)	$ (2,475,666)	$ 506,551

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

In March 2010, we entered into a Mining Lease with Option to Purchase which superseded the Purchase Agreement and granted us a 20 year lease to develop and conduct mining operations on the Langtry Property, also with an option to purchase.  In February 2012 and December 2013, certain provisions of the Mining Lease were amended, as further discussed below.

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

At December 31, 2013, we had not yet achieved profitable operations and we have accumulated losses of $6,077,097 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2013 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,250,000, which provides the Company an additional $260,000 available under the credit line at December 31, 2013.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.  Currently, there are no arrangements in place for additional equity funding or new loans.

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

Deferred Financing Costs

Transaction fees, if any, incurred in connection with our related-party debt are recorded as deferred financing costs in the consolidated balance sheets and amortized to interest expense in the accompanying consolidated statements of operations using the straight-line method, which approximates the effective interest method, over the term of the underlying debt agreement. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Mineral Rights - Unproven

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2013. No impairment loss was recognized during the years ended December 31, 2013 and 2012, and mineral rights are net of $0 of impairment losses as of December 31, 2013.

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

All potential common shares outstanding have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive. Our total potential common shares outstanding at December 31, 2013 and 2012, were 893,000 and 293,000, respectively, and were comprised of common stock purchase warrants and shares underlying outstanding stock options.

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

Note 3 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	December 31, 2013	December 31, 2012
Mineral properties – Section 13 Property	$135,684	$135,684
Mineral rights – Langtry Project	1,553,613	994,478
Mineral rights and properties	$1,689,297	$1,130,162

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

On February 20, 2013, and representing payment in full of the equity consideration in accordance with the terms of the Lease, we issued to the lessor 1,000,000 common shares valued at $340,000, or $0.34 per share, which was the closing price of our common stock on February 20, 2013. We capitalized the $340,000 fair value of common shares issued as an increase to mineral rights and properties on our balance sheet.

On March 15, 2012, in accordance with the terms of the Lease, we issued to the lessor 53,846 common shares valued at $12,385, or $0.23 per share, which was the closing  price of our common stock on March 14, 2012. We capitalized the $12,385 fair value of common shares issued as an increase to mineral rights and properties on our balance sheet.

On November 28, 2012 and again on December 17, 2013, the Lease was amended to change certain provisions of the original agreement.  The following is a summary of the material provisions of the Langtry Lease, and as modified by Amendments 1 and 2:

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

The Amendments 1 and 2 (the “Amendments”) modified the foregoing provisions in the following manner:

1.   Concurrently with the execution of Amendment 1, we issued to the lessor an aggregate of 1,030,864 common shares, of which 30,864 shares were issued under the Anti-Dilution provisions and 1.0 million shares were part of the Equity Consideration under the Amendment;

2.   On February 20, 2013, we issued to lessor an additional 1.0 million common shares representing payment in full of the Equity Consideration under the Amendment.

3.   Amendment 2 further modified the due dates for certain cash payments to the lessor (the “Cash Consideration”):

i.    $125,000 on or before November 30, 2012, which has been paid

ii.   $125,000 on or before February 15, 2013, which has been paid

iii.  $250,000 on or before January 15, 2015

iv.  $500,000 on or before January 15, 2016; and

v.   $1.0 million on or before January 15, 2017.

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

•

Provided we have paid to the lessor the portions of the Cash and Equity Considerations due on or before November 30, 2012 and February 15, 2013 (these have been paid), and all payments due to the lessor under the terms of the Lease Option for the period beginning January 15, 2015 and ending March 15, 2016, we shall have the right upon 30 days written notice, to purchase the Langtry Property for $10.0 million plus transaction costs.

•

Under the Langtry Lease we declared our intention to expend a minimum of $2.0 million in permitting and other preproduction costs prior to March 15, 2015. If we fail to make these expenditures we will be deemed to be in breach of the Lease and the lessor will have the option to terminate the Lease by giving us 30 days written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the lease term by giving the lessor 30 days written notice of termination on or before February 13th of each year.  All commitments and obligations under the Lease have been fulfilled to date.

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

During the year ended December 31, 2013 we capitalized $559,135 of lease rental and lease amendment payments related to amendment of the lease and associated buy-down of a royalty payable to the lessor.   These amounts are an increase to mineral rights and properties.

Note 4 - Fair Value of Financial Instruments

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at December 31, 2013	Fair Value Measurement at December 31, 2013
		Level 1	Level 2	Level 3

Derivative warrant liability	$17,500	$—	$—	$17,500

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

Note 5 – Derivative Warrant Liability

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

The change in fair value of our derivative warrant liability is as follows:

Year Ended December 31, 2013
Balance – December 31, 2012	$51,823
Total (gains) or losses (realized/unrealized):
Included in net loss	(34,323)
Balance – December 31, 2013	$17,500

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

The following table summarizes the assumptions used to value our derivative warrants at December 31, 2013:

Fair value assumptions – derivative warrants:	Year Ended December 31, 2013
Risk free interest rate	0.78%
Expected term (years)	3.1
Expected volatility	91%
Expected dividends	0%

Note 6 – Convertible Notes Payable – Related Parties

Notes Payable – Related Parties

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on July 31, 2014, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.  All outstanding amounts due Mr. Gibbs under notes payable were transferred into the credit agreement effective July 18, 2012.  On December 31, 2013 we amended the credit agreement to increase the borrowing limit under the line of credit to $1,250,000 and extend the maturity date to December 31, 2014.  All other provisions under the agreement remain unchanged.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

Total amounts owed under the credit facility notes payable were $990,000 and $555,000 at December 31, 2013 and 2012, respectively.

During the year ended December 31, 2012 our total borrowings under notes payable to Mr. Gibbs was $705,000.  On May 10, 2012, we converted $280,000 of demand notes payable and $6,830 of accrued interest payable to Mr. Gibbs into 1,147,324 common shares with a fair value of $344,197, or $0.30 per share, which was the closing price of our common shares on May 9, 2012, and we recognized a $57,366 loss on extinguishment of debt and accounts payable.

Borrowings under notes payable to Mr. Gibbs for the year ended December 31, 2013 totaled $435,000.  No principal or interest payments were made to Mr. Gibbs during the year ended December 31, 2013.

Total accrued interest on the notes payable to Mr. Gibbs were $50,735 and $8,640 at December 31, 2013 and December 31, 2012, respectively, and are included in Due to related parties on the accompanying balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $43,354 and $11,439 for the years ended December 31, 2013 and 2012, respectively.

Note 7 - Commitments and Contingencies

Under the Langtry Lease we declared our intention to expend a minimum of $2.0 million in permitting and other preproduction costs prior to March 15, 2015. If we fail to make these expenditures we will be deemed to be in breach of the Lease and the lessor will have the option to terminate the Lease by giving us 30 days written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the lease term by giving the lessor 30 days written notice of termination on or before February 13th of each year.  All commitments and obligations under the Lease have been fulfilled to date.

Note 8 – Stockholders’ Equity

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

Note 9 - Share-based Compensation

2004 Equity Incentive Plan

Our 2004 Equity Incentive Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct proprietary interest in our operations and future success. Our Board of Directors currently administers the plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the plan should be interpreted, whether to amend or terminate the plan and whether to delegate administration of the plan to a committee. A maximum of 500,000 common shares are subject to the plan. The plan provides for the grant of stock options, stock appreciation rights, or shares of stock. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The plan will terminate on December 10, 2014, unless the administrator terminates the plan earlier. As of December 31, 2013,we had 350,000 common shares available for grant under the plan.

Stock Options

A summary of our stock option activity for the years ended December 31, 2012 and 2013 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	200,000	$0.45
Options expired	(50,000)	$0.50
Outstanding at December 31, 2012	150,000	$0.43
Options granted	600,000	$0.26
Outstanding at December 31, 2013	750,000	$0.29

On April 8, 2013, we granted 200,000 options with a grant date fair value of $0.26 per share to each of our three directors, which were 100% vested on the grant date. These options expire on April 8, 2018, and have an exercise price of $0.26 per share, which was the market price of our common stock on the date of grant.  At December 31, 2013, these options have a weighted average remaining contractual life of 4.3 years.

The options granted on April 8, 2013 were determined to have a fair value of $154,000, which was charged to expense on the grant date.  The following table summarizes the assumptions used to value stock options granted:

Fair value assumptions – stock options granted April 8, 2013:
Risk free interest rate	0.70%
Expected option life - years	5.0
Expected volatility	151%
Expected dividends	0%

Stock compensation expenses were $154,000 and $16,012 for the years ended December 31, 2013 and 2012, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Note 10 - Income Taxes

Our net operating loss carry forward as of December 31, 2013 is $5,807,317  which may be used to offset future income taxes through 2025.  Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2013 and 2012 is as follows:

	Years Ended December 31,
	2013	2012
Expected federal income tax benefit at statutory rate	$69,397	$210,848
State taxes	7,144	21,693
Change in valuation allowance	(76,541)	(232,429)
Income tax benefit	$—	$—

Our deferred tax assets as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Net operating loss	$2,177,744	$2,101,203
Valuation allowance	(2,177,744)	(2,101,203))
Deferred tax assets, net of allowance	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have provided a valuation allowance of 100% of our net deferred tax asset due to the uncertainty of generating future profits that would allow us to realize our deferred tax assets.

Note 11 – Related Party Transactions

The following information is provided in addition to the related party transactions described in Note 6, “Notes Payable – Related Parties,” Note 8, “Stockholders’ Equity,” and Note 9, “Share-based Compensation.”

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

Management Fees – Related Parties

On January 1, 2011, we entered into a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. Effective January 1, 2013 the agreement was extended through the end of 2013.  During each of the years ended December 31, 2013 and 2012, we incurred $30,000 of management fees to Mr. Power and these costs are included in general and administrative expenses in our consolidated statements of operations.  As of December 31, 2013 all management fees due Mr. Power had been paid.  On January 1, 2014, we again extended for one year, our month-to-month management agreement with Mr. Power requiring advance monthly payments of $2,500.

Due to Related Parties

At December 31, 2013 and December 31, 2012 due to related parties represented accrued interest payable to Mr. Gibbs in the amounts of $50,735 and $8,640, respectively.

Advances Payable - Related Parties

Non-interest-bearing advances payable to Mr. Power were $-0- and $1,000 at December 31, 2013 and December 31, 2012, respectively.  During the year ended December 31, 2013, Mr. Power advanced the Company an additional $5,750 and was repaid the balance of $6,750.

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

Note 12:  Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

On February 18 and March 17, 2014 the Company borrowed an additional $15,000 under the credit agreement from Mr. Gibbs, a significant shareholder for a total of $30,000.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Date: March 25, 2014	By_/s/ John C. Power John C. Power Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

_/s/ John C. Power John C. Power	Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)	March 25, 2014

_/s/ Brian Power Brian Power	Director	March 25, 2014

/s/ LeRoy Wilkes LeRoy Wilkes	Director	March 25, 2014