Form 10-Q
period 2014-03-31
ATHENA SILVER CORP
filed 2014-05-08
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

On May 6, 2014, there were 36,002,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 3,631	$ 16,934
Prepaid expenses	300	-

Total current assets	3,931	16,934

Mineral rights and properties - unproven	1,712,214	1,689,297

Total assets	$ 1,716,145	$ 1,706,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 76,846	$ 70,195
Accrued liabilities	4,167	71,250
Due to related parties	63,226	50,735
Derivative warrant liability	40,400	17,500
Convertible notes payable - related parties	1,110,000	990,000

Total current liabilities	1,294,639	1,199,680

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding
	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,002,320 issued and outstanding
	3,600	3,600
Additional paid-in capital	6,580,048	6,580,048
Accumulated deficit - prior to exploration stage	(3,601,431)	(3,601,431)
Accumulated deficit - exploration stage	(2,560,711)	(2,475,666)
Total shareholders' equity	421,506	506,551

Total liabilities and shareholders' equity	$ 1,716,145	$ 1,706,231

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended March 31,		Inception (January 1, 2010) through
	2014	2013	March 31, 2014
Operating expenses:
Exploration costs	$ 463	$ 34,455	$ 889,348
Other operating costs	-	340	113,272
General and administrative expenses	49,191	40,235	1,174,300

Total operating expenses	49,654	75,030	2,176,920

Operating loss	(49,654)	(75,030)	(2,176,920)

Other income (expense):
Interest expense	(12,491)	(8,140)	(78,057)
Change in fair value of warrant liability	(22,900)	14,866	(4,507)
Loss on extinguishment of debt and accounts payable - related parties, net	-	-	(236,741)
Other income	-	1	980

Total other income (expense)	(35,391)	6,727	(318,325)
Loss from continuing operations	(85,045)	(68,303)	(2,495,245)
Net loss from discontinued operations	-	-	(65,466)
Net loss	$ (85,045)	$ (68,303)	$ (2,560,711)

Basic and diluted net loss per common share
Basic and diluted net loss per share from continuing operations	$ (0.00)	$ (0.00)
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

Basic and diluted weighted-average common shares outstanding
	36,002,320	35,446,764

See notes to unaudited condensed consolidated interim financial statements.

ATHENA SILVER CORPORATION
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,		Inception of Exploration Stage (January 1, 2010) through
	2014	2013	March 31, 2014
Cash flows from operating activities:
Net loss	$ (85,045)	$ (68,303)	$ (2,560,711)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of deferred financing costs	-	-	5,000
Share-based compensation expense	-	-	209,773
Common stock and warrants issued for services	-	-	53,700
Derivative warrants issued for services	-	-	35,793
Change in fair value of derivative warrant liability	22,900	(14,866)	4,507
Loss on extinguishment of debt - related parties	-	-	237,366
Gain on extinguishment of accounts payable	-	-	(625)
Loss on sale of discontinued operations	-	-	9,892
Changes in operating assets and liabilities:
Account receivable	-	-	11,104
Prepaid expenses	(300)	30,831	700
Inventory	-	-	46,385
Other assets	-	-	11,036
Accounts payable	6,651	(37,080)	135,320
Accrued liabilities and other liabilities	12,491	11,850	130,758

Net cash used in operating activities	(43,303)	(77,568)	(1,670,002)

(CONTINUED ON FOLLOWING PAGE)

See notes to unaudited condensed consolidated interim financial statements.

(CONTINUED FROM PREVIOUS PAGE)

ATHENA SILVER CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,		Inception of Exploration Stage (January 1, 2010) through
	2014	2013	March 31, 2014
Cash flows from investing activities:
Acquisition of mineral rights	(90,000)	(205,000)	(793,098)
Investment in nonmarketable equity securities	-	-	(7,348)
Cash used in disposition of fixed assets, intangibles and other	-	-	(82)
Net cash used in investing activities	(90,000)	(205,000)	(800,528)
Cash flows from financing activities:
Net change in advances payable - related parties	-	(1,000)	(13,295)
Borrowings from notes payable - related parties	120,000	275,000	1,420,000
Repayments of notes payable - related parties	-	-	(38,750)
Proceeds from sale of common stock, net	-	-	1,106,206
Net cash provided by financing activities	120,000	274,000	2,474,161
Net increase (decrease) in cash	(13,303)	(8,568)	3,631
Cash at beginning of period	16,934	12,229	-
Cash at end of period	$ 3,631	$ 3,661	$ 3,631
Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -	$ 6,714
Cash paid for income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accrued liabilities applicable to mineral rights	$ (67,083)	$ (59,583)	$ 4,167
Common stock issued for mineral rights	$ -	$ 340,000	$ 924,653
Common stock issued for accounts payable	$ -	$ -	$ 125,700
Common stock issued for due to related parties	$ -	$ -	$ 8,197
Common stock issued for notes and advances payable - related parties	$ -	$ -	$ 616,000
Common stock issued for deferred financing costs	$ -	$ -	$ 5,000
Spin-off dividend	$ -	$ -	$ 7,348
Common stock issued for indemnity agreement - related parties:
Indemnification - GWBC accounts payable	$ -	$ -	$ 201,404
Indemnification - GWBC accrued liabilities	$ -	$ -	$ 177,899
Indemnification - GWBC short-term debt	$ -	$ -	$ 295,697

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

Basis of Presentation

Athena Silver Corporation (“we,” “our,” or “Athena”) prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Liquidity and Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our condensed consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern.

At March 31, 2014, we had not yet achieved profitable operations and we have accumulated losses of $6,162,142 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2013 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,250,000, which provides the Company an additional $140,000 available under the credit line at March 31, 2014.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.  Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	March 31, 2014	December 31, 2013
Mineral properties – Section 13 Property	$135,684	$135,684
Mineral rights – Langtry Project	1,576,530	1,553,613
Mineral rights and properties	$1,712,214	$1,689,297

Mineral Properties

In 2012, we purchased 661 acres of land (“Section 13 Property”) in fee simple for $135,684 cash, located in San Bernardino County, California, that was sold in a property tax auction conducted on behalf of the County. The parcel is all of Section 13 located in Township 7 North, Range 4 East, San Bernardino Base & Meridian.

The Section 13 property is near the Lava Beds Mining District and has evidence of historic mining. It is adjacent to both the Silver Cliffs and Silver Bell historic mines. The property is located in the same regional geologic area known as the Western Mojave Block that includes our flagship Langtry Project. The property is approximately 28 miles southeast of our Langtry Project.

Mineral Rights

In March 2010, we entered into a 20 year Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) granting us the exclusive right to explore, develop and conduct mining operations on a group of 20 patented mining claims or approximately 413 acres that comprise our Langtry Property.   Effective November 28, 2012 and December 19, 2013, we executed Amendments No. 1 & 2, respectively, to the Langtry Lease modifying certain terms.  The following summarizes the current significant provisions of the Lease as amended:

 The Lease commenced March 15, 2010, and has a term of 20 years expiring March 15, 2030; with an option to extend an additional five years to 2035, and thereafter for so long as there is commercial silver production, defined as at least 100,000 troy ounces of aggregate production.

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

•

Upon payment in full of both the Equity Consideration (which was completed in 2013), and Cash Consideration payments totaling $2,000,000 (of which a total of $250,000 was paid during 2012 and 2013), the lessor’s 3% net smelter royalty on production will be eliminated entirely.  Any payments already made, or made in the future, are to reduce the 3% net smelter production royalty to the lessor calculated on a pro-rata basis.  The remaining optional Cash Consideration payments of $250,000, $500,000 and $1,000,000 are due on January 15th of 2015, 2016 and 2017, respectively.

•

We shall have the option to purchase the Langtry patented claims during the period beginning January 15, 2015 and ending March 15, 2016 for $10 million plus transaction costs upon 30 days written notice to the lessor provided that all payments due to the lessor are current as of the date of the exercise of the option to purchase.

•

If we are in breach of the Lease, the lessor will have the option to terminate the Lease by giving us 30 days written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the lease term by giving the lessor 30 days written notice of termination on or before February 13th of each year.

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

On March 17, 2014 we paid $90,000 of lease rental payments, of which $71,250 had been previously accrued and capitalized as mineral rights prior to December 31, 2013.  The balance of the payment of $18,750 plus additional accruals of $4,167, totaling $22,917, was capitalized as mineral rights during the three months ended March 31, 2014.

During the three months ended March 31, 2013 we recorded $485,417 of lease equity considerations and lease rental expenses, and capitalized these amounts as an increase to mineral rights and properties. In February 2013, and representing payment in full of the equity consideration in accordance with the terms of the Lease, we issued to the lessor 1,000,000 common shares valued at $340,000, or $0.34 per share, which was the closing price of our common stock on February 20, 2013. In addition, during the three months ended March 31, 2013, we also capitalized lease rental expenses of $145,417 as additions to Mineral rights and properties on our balance sheet.

All commitments and obligations under the Lease have been fulfilled to date.  Future lease payments and/or exploration and development of this property will require new equity and/or debt capital.

Note 3 - Fair Value of Financial Instruments

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at March 31, 2014	Fair Value Measurement at December 31, 2013
		Level 1	Level 2	Level 3

Derivative warrant liability	$40,400	$—	$—	$40,400

The carrying amount of cash and cash equivalents, prepaid expenses, accounts payable, and accrued liabilities, approximates fair value because of the short-term nature of these financial instruments. We are unable to estimate the fair value of amounts due to related parties, including advances payable and our credit facility to related parties, without incurring excessive costs because quoted market prices are not available, we have not developed the valuation model necessary to make these estimates, and the cost of obtaining independent valuations would be excessive.

Note 4 – Derivative Warrant Liability

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

The change in fair value of our derivative warrant liability is as follows:

Three Months Ended March 31, 2014
Balance – December 31, 2013	$17,500
Total losses (realized/unrealized):
Included in net loss	22,900
Balance – March 31, 2014	$40,400

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

The following table summarizes the assumptions used to value our derivative warrants at March 31, 2014:

Fair value assumptions – derivative warrants:	Three Months Ended March 31, 2014
Risk free interest rate	0.90%
Expected term (years)	2.9
Expected volatility	94%
Expected dividends	0%

Note 5 – Convertible Notes Payable – Related Party

Notes Payable – Related Parties

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, was due in full on July 31, 2014, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.  All outstanding amounts due Mr. Gibbs under notes payable were transferred into the credit agreement effective July 18, 2012.  On December 31, 2013 we amended the credit agreement to increase the borrowing limit under the line of credit to $1,250,000 and extend the maturity date to December 31, 2014.  All other provisions under the agreement remained unchanged.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

Total amounts owed under the credit facility notes payable were $1,110,000 and $990,000 at March 31, 2014 and December 31, 2013, respectively.

Borrowings under our convertible note payable to Mr. Gibbs for the three months ended March 31, 2014 totaled $120,000, which was used to pay certain mining lease obligations as discussed in Note 2 – Mineral Rights and Properties and operating expenses.  No principal or interest payments were made to Mr. Gibbs during the three months ended March 31, 2014.

Total accrued interest on the notes payable to Mr. Gibbs were $63,226 and $50,735 at March 31, 2014 and December 31, 2013, respectively, and are included in Due to related parties on the accompanying balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $12,491and $8,140 for the three months ended March 31, 2014 and 2013, respectively.

Note 6 - Commitments and Contingencies

We are subject to various commitments and contingencies under the Langtry Lease as discussed in Note 2 – Mining Rights and Properties.  All commitments and obligations under the Lease have been fulfilled to date.

Note 7 - Share-based Compensation

2004 Equity Incentive Plan

Our 2004 Equity Incentive Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct proprietary interest in our operations and future success. Our Board of Directors currently administers the plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the plan should be interpreted, whether to amend or terminate the plan and whether to delegate administration of the plan to a committee. A maximum of 500,000 common shares are subject to the plan. The plan provides for the grant of stock options, stock appreciation rights, or shares of stock. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The plan will terminate on December 10, 2014, unless the administrator terminates the plan earlier. As of March 31, 2014, we had 350,000 common shares available for grant under the plan.

Stock Options

A summary of our stock option activity for the year ended December 31, 2013 and three months ended March 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	150,000	$0.43
Options granted	600,000	$0.26
Outstanding at December 31, 2013	750,000	$0.29
Options granted or expired	-
Outstanding at March 31, 2014	750,000	$0.29

On April 8, 2013, we granted 200,000 options with a grant date fair value of $0.26 per share to each of our three directors, which were 100% vested on the grant date. These options expire on April 8, 2018, and have an exercise price of $0.26 per share, which was the market price of our common stock on the date of grant.  At March 31, 2014, these options have a weighted average remaining contractual life of 4.0 years.  The weighted average contractual life of all outstanding options was 3.7 years at March 31, 2014.

No share based compensation expense was recorded for either of the three months ended March 31, 2014 or 2013.

Note 8 – Related Party Transactions

Conflicts of Interests

Magellan Gold Corporation is a company under common control. Mr. Power is a significant shareholder, director and CEO of both Athena and Magellan. Mr. Gibbs is a significant shareholder and creditor (see Note 5 – Convertible Notes Payable – Related Party), in both Athena and Magellan. Athena and Magellan are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

Silver Saddle Resources, LLC is also a company under common control. Mr. Power and Mr. Gibbs are the owners and managing members of Silver Saddle. Athena and Silver Saddle are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

During the three months ended March 31, 2014, we pursued an opportunity to lease certain BLM lode claims in Esmeralda County, Nevada from an unrelated third party.   As part of this effort, we incurred costs to evaluate the potential opportunity.  Also during the quarter, the Board of Directors decided to not pursue this lease opportunity.  Subsequently, Silver Saddle Resources, LLC decided to pursue this opportunity and agreed to pay us for certain costs we had incurred during the evaluation, and on March 31, 2014 Silver Saddle paid the Company $586 for those expenditures.  The payment was recorded as a reduction of the expenditures incurred.

The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Athena, Magellan and Silver Saddle been autonomous.

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. For each of the three months ended March 31, 2014 and 2013, a total of $7,500 was recorded as management fees and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.  As of March 31, 2014 all management fees due Mr. Power had been paid.

Due to Related Parties

At March 31, 2014 and December 31, 2013 due to related parties represented accrued interest payable to Mr. Gibbs in the amounts of $63,226 and $50,735, respectively.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements.  These advances are non-interest bearing and are generally repaid as cash becomes available.

During the three months ended March 31, 2014, Mr. Power advanced the Company a total of $275, all of which was repaid during the quarter.  There were no outstanding advances at either March 31, 2014 or December 31, 2013.

During the three months ended March 31, 2013, Mr. Power advanced the Company $500, all of which was repaid during the quarter.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.  At March 31, 2014 a total of $5,626 of Company charges was outstanding on his credit cards and is included in the accounts payable balance at March 31, 2014.  No such amounts were outstanding at December 31, 2013.

Note 9:  Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were available to be issued.

On April 16, 2014 the Company borrowed an additional $15,000 under the credit agreement from Mr. Gibbs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Silver Corporation and its consolidated subsidiary.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Commission on March 28, 2014, and our interim unaudited condensed consolidated financial statements and notes thereto included with this report in Part I. Item 1.

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

Business Overview

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

Results of Operations:

Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward. Operating results applicable to our craft brewing business are excluded from our results of continuing operations for all periods presented. This discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q.

Results of Continuing Operations for the Three Months Ended March 31, 2014 and 2013

A summary of our results from continuing operations is as follows:

	Three Months Ended March 31,
	2014	2013
Operating expenses:
Exploration costs	$463	$34,455
Other operating costs	-	340
General and administrative expenses	49,191	40,235
Total operating expenses	49,654	75,030

Operating loss	(49,654)	(75,030)

Total other income (expense) - net	(35,391)	6,727

Loss from continuing operations	$(85,045)	$(68,303)

During the three months ended March 31, 2014, our loss from continuing operations was $85,045 as compared to $68,303 during the same period in 2013. The $16,742 increase in our loss was mainly attributable to decreases in exploration costs, increases in general and administrative expenses, and the change in the fair value of our warrant liability as discussed further below.

Operating expenses:

During the three months ended March 31, 2014, our total operating expenses decreased $25,376, or 34%, from $75,030 to $49,654 for the three months ended March 31, 2013 and 2014, respectively.

During the three months ended March 31, 2014, we incurred $463 of exploration costs as compared to $34,455 during the same period in 2013, a decrease of $33,992.  For the three months ended March 31, 2014, exploration costs consisted of minor geological expenses associated with the Langtry project.  For the three months ended March 31, 2013 exploration costs consisted primarily of costs associated with the metallurgical analysis of bulk samples from the Langtry project.

Our other operating costs, consisting of environmental permitting expenses, were $0 and $340 for the three months ended March 31, 2014 and 2013, respectively.

Our general and administrative expenses increased $8,956, or 22%, from $40,235 to $49,191 for the three months ended March 31, 2013 and 2014, respectively, and is primarily due to year-over-year increases in auditing fees of $5,250, property and franchise taxes of $2,543, licenses and permits expense of $1,900, and executive travel of $1,686.

Other income (expense):

Our other expenses, net, were $35,391 during the three months ended March 31, 2014, as compared to other income, net, of $6,727 during the three months ended March 31, 2013.  For the three months ended March 31, 2014 we incurred $12,491 in interest expense associated with our related party convertible notes payable.  Interest expense for the three months ended March 31, 2013 was $8,140, which was also associated with our related party convertible notes payable.

Our periodic evaluation and mark-to-market of our derivative warrant liability at March 31, 2014 resulted in a $22,900 increase in the liability as compared to a $14,866 decrease in the liability for the three months ended March 31, 2013.

Liquidity and Capital Resources:

Liquidity

 During the three months ended March 31, 2014, we required capital principally for funding of our operating activities and required periodic mineral rights payments.  To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through additional borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On March 31, 2014, we had $3,631 of cash and cash equivalents and negative working capital of $1,290,708.  This compares to cash on hand of $16,934 and negative working capital of $1,182,746 at March 31, 2013.

We have a Credit Agreement, as amended, with a significant shareholder, which provides us with an unsecured credit facility in the maximum borrowing amount of $1,250,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on December 31, 2014, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).  As of March 31, 2014 total borrowings under the Credit Agreement were $1,110,000.  We do not expect the remaining credit of $140,000 will provide sufficient working capital for the next twelve months.

On December 17, 2013 the Langtry Lease was amended to change certain provisions of the original agreement and subsequent amendment, including modification the due dates for certain Cash Consideration payments to the lessor.  This modification resulted in the deferral of a $250,000 Cash Consideration payment originally due January 15, 2014, to January 15, 2015.  The Cash Consideration payments are optional under the lease, as they would provide for reductions of a net smelter royalty in favor of the lessor.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2014	2013

Net cash used in operating activities	$(43,303)	$(77,568)
Net cash used in investing activities	(90,000)	(205,000)
Net cash provided by financing activities	120,000	274,000

Net decrease in cash	(13,303)	(8,568)
Cash and cash equivalents, beginning of period	16,934	12,229
Cash and cash equivalents, end of period	$3,631	$3,661

Net cash used in operating activities:

Net cash used in operating activities was $43,303 and $77,568 during the three months ended March 31, 2014 and 2013, respectively.

Cash used in operating activities during the three months ended March 31, 2014 mainly related to our $85,405 net loss as adjusted for the non-cash increase in the fair value of our derivative warrant liability of $22,900 and changes in operating assets and liabilities.  Our changes in operating assets and liabilities were comprised of a $300 decrease in prepaid expenses, and a net $19,142 increase in current liabilities applicable to operations consisting of accounts payable and accrued liabilities.

Cash used in operating activities during the three months ended March 31, 2013 mainly related to our $68,303 net loss as adjusted for the non-cash decrease in the fair value of our derivative warrant liability of $14,866 and changes in operating assets and liabilities.  Our changes in operating assets and liabilities were comprised of a $30,831 decrease in prepaid expenses, and a net $25,230 decrease in current liabilities applicable to operations consisting of accounts payable and accrued liabilities.

Net cash used in investing activities:

Cash used in investing activities was $90,000 during the three months ended March 31, 2014 as compared to $205,000 during the three months ended March 31, 2013.

Cash used in investing activities during the three months ended March 31, 2014 represents annual lease rental payments under our Langtry Lease of $90,000.

Cash used in investing activities during the three months ended March 31, 2014 represents annual lease rental payments under our Langtry Lease of $80,000, and $125,000 representing payment on the lease amendment to buy down certain possible future royalty obligations.

Net cash provided by financing activities:

Cash provided by financing activities during the three months ended March 31, 2014 was $120,000 compared to cash provided by financing activities of $274,000 during the same period in 2013.

During the three months ended March 31, 2014 we borrowed $90,000 from Mr. Gibbs under the Credit Agreement.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of March 31, 2014. No impairment loss was recognized during the three months ended March 31, 2014 and 2013, and mineral rights are net of $0 of impairment losses as of March 31, 2014.

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

We follow a two-step approach to recognizing and measuring tax benefits associated with uncertain tax positions taken, or expected to be taken in a tax return. The first step is to determine if, based on the technical merits, it is more likely than not that the tax position will be sustained upon examination by a taxing authority, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement with a taxing authority. We recognize interest and penalties, if any, related to uncertain tax positions in our provision for income taxes in the consolidated statements of operations. To date, we have not recognized any tax benefits from uncertain tax positions.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2013.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I. Item 1A. of our Annual Report on  Form 10-K for the year ended December 31, 2013.

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

ATHENA SILVER CORPORATION

Dated: May 7, 2014	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)