Form 10-K/A
period 2013-12-31
ATHENA SILVER CORP
filed 2014-07-25
CIK 1304409

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

Around 1967, the Superior Oil Company, Minerals Division, began exploration in the area of the old Langtry Mine. The Superior Oil program resulted in the discovery of a bulk minable disseminated silver deposit. The principal development work consisted of more than 200 drill holes, most drilled to depths of about 500 feet, surface trenches, and access roads. Most of the boreholes were rotary drilled, although some were core drilled. Rotary cuttings were collected on 5-ft or 10-ft intervals and assayed; core was assayed at approximately 10-ft intervals. The assay data for each hole were recorded by Superior Oil on Graphic Drill Logs, 198 of which are available with assays. Silver, in ounces per ton, was reported for every hole, even if it was reported as “trace.” Percent barite (BaSO4) was reported for many holes, and lead assays were reported for a limited number of holes. Laboratory reports for these data are not available.

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

Superior received a patent for 20 of the 21 claims applied for which comprise the claims know held under lease from Strachan by Athena.

Current State of Exploration and Development

Our current focus is primarily on the exploration of our Langtry Property.

Athena conducted    a 13-hole confirmation drilling program performed by us in January and February 2011. Our drilling program consisted of 10 vertical holes drilled to depths of between 350’ to 575’for a total of 4,285’ to test the results of a much larger historic drilling program conducted by Superior Oil Company; and three angle holes drilled to a depth of between 500’ and 600’ for a total of 1,700’ were exploratory as they targeted veins near 19th century historic workings on the Property and were not intended to replicate any prior drill holes.

We are currently working with our consultants to develop additional exploration plans subject to available funding.  Future work could include core drilling and metallurgical studies but no firm plans or budgets have been completed.  Any proposed program would be exploratory in nature.

The Company does not have any proven or probable reserves as defined in Industry Guide 7 promulgated by the SEC.

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

March 25, 2014

F-1

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

F-1

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

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Date: July 24, 2014	By__/s/ John C. Power John C. Power Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

_/s/ John C. Power John C. Power	Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)	July 24, 2014

_/s/ Brian Power Brian Power	Director	July 24, 2014

__/s/ LeRoy Wilkes LeRoy Wilkes	Director	July 24, 2014