Form 10-Q/A
period 2014-03-31
ATHENA SILVER CORP
filed 2014-07-25
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A-1

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2014 (the “Form 10-Q”) of Athena Silver Corporation is being filed for the purpose of furnishing corrected Exhibits 31 and 32 in accordance with Regulation S-K.

Pursuant to Rule 13(a)-14(a) and 14(b) of Regulation 13A and Items 601(b)(31) and (32) of Regulation, S-K, the Chief Executive Officer and Principal Executive Officer along with the Chief Financial Officer and Principal Accounting Officer must sign the certifications.  This amendment is provided for the purpose of furnishing corrected Exhibits 31 and 32 in accordance with Regulation S-K.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect events occurring after the filing of the Form 10-Q (i.e., occurring after May 8, 2014) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and the registrant’s other filings with the SEC.

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

ATHENA SILVER CORPORATION

Dated: July 24, 2014	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

3