Form 10-Q
period 2014-09-30
ATHENA SILVER CORP
filed 2014-11-13
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

On November 7, 2014, there were 36,002,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$ 2,975	$ 16,934

Total current assets	2,975	16,934

Mineral rights and properties - unproven	1,788,817	1,689,297

Total assets	$ 1,791,792	$ 1,706,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 58,737	$ 70,195
Accrued liabilities	54,167	71,250
Due to related parties	92,452	50,735
Derivative warrant liability	18,850	17,500
Convertible notes payable - related parties	1,211,000	990,000

Total current liabilities	1,435,206	1,199,680

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding
	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,002,320 issued and outstanding	3,600	3,600
Additional paid-in capital	6,580,048	6,580,048
Accumulated deficit	(6,227,062)	(6,077,097)
Total shareholders' equity	356,586	506,551

Total liabilities and shareholders' equity	$ 1,791,792	$ 1,706,231

See notes to unaudited consolidated interim financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ending September 30,		Nine months ending September 30,
	2014	2013	2014	2013
Operating expenses:
Exploration costs	$ 4,178	$ -	$ 4,641	$ 43,046
Other operating costs	-	-	-	1,490
General and administrative expenses	27,948	38,043	102,258	278,600

Total operating expenses	32,126	38,043	106,899	323,136
Operating loss	(32,126)	(38,043)	(106,899)	(323,136)
Other income (expense):
Interest expense	(12,682)	(11,480)	(41,716)	(30,693)
Change in fair value of warrant liability	13,620	9,382	(1,350)	28,190
Other income	-	-	-	1

Total other income (expense)	938	(2,098)	(43,066)	(2,502)
Net loss	$ (31,188)	$ (40,141)	$ (149,965)	$ (325,638)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Basic and diluted weighted-average common shares outstanding
	36,002,320	36,002,320	36,002,320	35,811,844

See notes to unaudited consolidated interim financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$ (149,965)	$ (325,638)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based compensation expense	-	154,000
Change in fair value of derivative warrant liability	1,350	(28,190)
Changes in operating assets and liabilities:
Prepaid expenses	-	34,668
Accounts payable	(11,458)	(47,127)
Accrued liabilities and other liabilities	41,717	32,974

Net cash used in operating activities	(118,356)	(179,313)

Cash flows from investing activities:
Acquisition of mineral rights	(116,603)	(205,000)

Net cash used in investing activities	(116,603)	(205,000)

Cash flows from financing activities:
Net change in advances payable - related parties	-	(1,000)
Borrowings from convertible notes payable - related parties	221,000	375,000

Net cash provided by financing activities	221,000	374,000

Net increase (decrease) in cash	(13,959)	(10,313)
Cash at beginning of period	16,934	12,229

Cash at end of period	$ 2,975	$ 1,916

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -
Supplemental disclosure of non-cash investing and financing activities:

Increase (decrease) in accrued liabilities applicable to mineral rights	$ (17,083)	$ (22,084)
Common stock issued for mineral rights	$ -	$ 340,000

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

Basis of Presentation

Athena Silver Corporation (“we,” “our,” or “Athena”) prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

During the quarter ended September 30, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915):  Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allowed the company to remove the inception to date information and all references to exploration stage.

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

At September 30, 2014, we had not yet achieved profitable operations and we have accumulated losses of $6,227,062 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2013 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,250,000, which provides the Company an additional $39,000 available under the credit line at September 30, 2014.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.  Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	September 30, 2014	December 31, 2013
Mineral properties	$156,707	$135,684
Mineral rights – Langtry Project	1,632,110	1,553,613
Mineral rights and properties	$1,788,817	$1,689,297

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

On March 17, 2014 we paid $90,000 of lease rental payments, of which $71,250 had been previously accrued and capitalized as mineral rights prior to December 31, 2013.  The balance of the payment of $18,750 plus additional payments totaling $26,603 and additional accruals of $54,167, totaling $99,520, was capitalized as mineral rights during the nine months ended September 30, 2014.

During the nine months ended September 30, 2013 we capitalized $527,957 of lease rental and lease amendment payments related to amendment of the lease and associated buy-down of a royalty payable to the lessor.   These amounts were an increase to mineral rights and properties during the nine months ended September 30, 2013.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at September 30, 2014	Fair Value Measurement at September 30, 2014
		Level 1	Level 2	Level 3

Derivative warrant liability	$18,850	$—	$—	$18,850

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

The change in fair value of our derivative warrant liability is as follows:

Nine Months Ended September 30, 2014
Balance – December 31, 2013	$17,500
Total losses (realized/unrealized):
Included in net loss	1,350
Balance – September 30, 2014	$18,850

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

The following table summarizes the assumptions used to value our derivative warrants at September 30, 2014:

Fair value assumptions – derivative warrants:	Nine Months Ended September 30, 2014
Risk free interest rate	1.07%
Expected term (years)	2.4
Expected volatility	88%
Expected dividends	0%

Note 5 – Convertible Notes Payable – Related Party

Notes Payable – Related Parties

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, was due in full on July 31, 2014, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.  All outstanding amounts due Mr. Gibbs under notes payable were transferred into the credit agreement effective July 18, 2012.  On December 31, 2013 we amended the credit agreement to increase the borrowing limit under the line of credit to $1,250,000 and extend the maturity date to December 31, 2014.  All other provisions under the agreement remained unchanged. The Company evaluated the convertible line of credit for derivative and beneficial feature conversion and concluded that these do not apply to the convertible line of credit.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

Total principal amounts owed under the credit facility notes payable were $1,211,000 and $990,000 at September 30, 2014 and December 31, 2013, respectively.

Borrowings under our convertible note payable to Mr. Gibbs for the nine months ended September 30, 2014 totaled $221,000, which was used to pay certain mining lease obligations and property as discussed in Note 2 – Mineral Rights and Properties and operating expenses.  No principal or interest payments were made to Mr. Gibbs during the nine months ended September 30, 2014.

Total accrued interest on the notes payable to Mr. Gibbs were $92,452 and $50,735 at September 30, 2014 and December 31, 2013, respectively, and are included in Due to related parties on the accompanying balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $41,716 and $30,274 for the nine months ended September 30, 2014 and 2013, respectively.  Total related party interest expense was $12,682 and $11,439 for the three months ended September 30, 2014 and 2013, respectively.

Note 6 - Commitments and Contingencies

We are subject to various commitments and contingencies under the Langtry Lease as discussed in Note 2 – Mining Rights and Properties.  All commitments and obligations under the Lease have been fulfilled to date.

Note 7 - Share-based Compensation

2004 Equity Incentive Plan

Our 2004 Equity Incentive Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct proprietary interest in our operations and future success. Our Board of Directors currently administers the plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the plan should be interpreted, whether to amend or terminate the plan and whether to delegate administration of the plan to a committee. A maximum of 500,000 common shares are subject to the plan. The plan provides for the grant of stock options, stock appreciation rights, or shares of stock. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The plan will terminate on December 10, 2014, unless the administrator terminates the plan earlier. As of September 30, 2014, we had 350,000 common shares available for grant under the plan.

Stock Options

A summary of our stock option activity for the year ended December 31, 2013 and nine months ended September 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	150,000	$0.43
Options granted	600,000	$0.26
Outstanding at December 31, 2013	750,000	$0.29
Options granted or expired	-
Outstanding at September 30, 2014	750,000	$0.29

On April 8, 2013, we granted 200,000 options with a grant date fair value of $0.26 per share to each of our three directors, which were 100% vested on the grant date. These options expire on April 8, 2018, and have an exercise price of $0.26 per share, which was the market price of our common stock on the date of grant.  At September 30, 2014, these options have a weighted average remaining contractual life of 3.5 years.  The options were determined to have a fair value of $154,000, which was charged to share based compensation expense on the grant date.  The weighted average contractual life of all outstanding options was 3.2 years at September 30, 2014.

No share based compensation expense was recorded for either of the three or nine months ended September 30, 2014.

Note 8 – Related Party Transactions

Conflicts of Interests

Magellan Gold Corporation (“Magellan”) is a company under common control. Mr. Power is a significant shareholder, director and CEO of both Athena and Magellan. Mr. Gibbs is a significant shareholder and creditor (see Note 5 – Convertible Notes Payable – Related Party), in both Athena and Magellan. Athena and Magellan are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

Silver Saddle Resources, LLC (“Silver Saddle”) is also a company under common control. Mr. Power and Mr. Gibbs are the owners and managing members of Silver Saddle. Athena and Silver Saddle are both exploration stage companies involved in the business of acquisition and exploration of mineral resources.

During early 2014, we pursued an opportunity to lease certain BLM lode claims in Esmeralda County, Nevada from an unrelated third party.   As part of this effort, we incurred costs to evaluate the potential opportunity.  Based on the evaluation, the Board of Directors decided to not pursue this lease opportunity.  Subsequently, Silver Saddle Resources, LLC decided to pursue this opportunity and agreed to pay us for certain costs we had incurred during the evaluation, and on March 31, 2014 Silver Saddle paid the Company $586 for those expenditures.  The payment was recorded as a reduction of the expenditures incurred.

The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Athena, Magellan and Silver Saddle been autonomous.

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. For each of the nine months ended September 30, 2014 and 2013, a total of $22,500 was recorded as management fees and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.  As of September 30, 2014 all management fees due Mr. Power had been paid.

Due to Related Parties

At September 30, 2014 and December 31, 2013 due to related parties represented accrued interest payable to Mr. Gibbs in the amounts of $92,452 and $50,735, respectively.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements.  These advances are non-interest bearing and are generally repaid as cash becomes available.

During the nine months ended September 30, 2014, Mr. Power advanced the Company a total of $334, all of which was repaid during the period.  There were no outstanding advances at either September 30, 2014 or December 31, 2013.

During the nine months ended September 30, 2013, Mr. Power advanced the Company an additional $5,750 and was repaid the outstanding balance of $6,750.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.  At September 30, 2014 a total of $4,044 of Company charges was outstanding on his credit cards and is included in the accounts payable balance at September 30, 2014.  No such amounts were outstanding at December 31, 2013.

Note 9 -  Subsequent Events

The Company has evaluated subsequent events through the date that the financial statements were issued.

Subsequent to September 30, 2014 the Company borrowed an additional $10,000 under the credit agreement from Mr. Gibbs.

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

We continue to evaluate strategies to enhance the value of our mining assets subject to restrictions based on our limited capital available under our line of credit.  Our ongoing mineral lease payments, exploration and development efforts and general and administrative expenses will require additional capital.

Results of Operations:

Our analysis presented below is organized to provide the information we believe will be instructive for understanding our historical performance and relevant trends going forward.  This discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

A summary of our results from operations is as follows:

	Three Months Ended September 30,
	2014	2013
Operating expenses:
Exploration costs	$4,178	$-
General and administrative expenses	27,948	38,043
Total operating expenses	32,126	38,043

Operating loss	(32,126)	(38,043)

Total other income (expense) - net	938	(2,098)

Net loss	$(31,188)	$(40,141)

During the three months ended September 30, 2014, our net loss was $31,188 as compared to a loss of $40,141 during the same period in 2013. The $8,953 decrease in our loss was mainly attributable to a $13,721 decrease in professional accounting and legal fees.

Operating expenses:

During the three months ended September 30, 2014, our total operating expenses decreased $5,917, or 16%, from $38,043 to $32,126 for the three months ended September 30, 2013 and 2014, respectively.

During the three months ended September 30, 2014, we incurred $4,178 of exploration costs as compared to $-0- during the same period in 2013.  For the three months ended September 30,

2014 exploration costs consisted primarily of storage and legal expenses associated with the Langtry project.

Our general and administrative expenses decreased $10,095, or 27%, from $38,043 to $27,948 for the three months ended September 30, 2013 and 2014, respectively, and is primarily attributable to a $13,271 decrease in professional fees including certain legal and accounting expenses as we continue our efforts to reduce such costs as the primary driver of our current operating cost structure.

Other income (expense):

Our total other income was $938 during the three months ended September 30, 2014, as compared to total other expenses of $2,098 during the three months ended September 30, 2013.  For the three months ended September 30, 2014 we incurred $12,682 in interest expense associated with our related party convertible notes payable.  Interest expense for the three months ended September 30, 2013 was $11,480, which was also associated with our related party convertible notes payable.

Our periodic evaluation and mark-to-market of our derivative warrant liability at September 30, 2014 resulted in a $13,620 decrease in the liability as compared to a $9,382 decrease in the liability for the three months ended September 30, 2013.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

A summary of our results from operations is as follows:

	Nine Months Ended September 30,
	2014	2013
Operating expenses:
Exploration costs	$4,641	$43,046
Other operating costs	-	1,490
General and administrative expenses	102,258	278,600
Total operating expenses	106,899	323,136

Operating loss	(106,899)	(323,136)

Total other income (expense) - net	(43,066)	(2,502)

Net loss	$(149,965)	$(325,638)

During the nine months ended September 30, 2014, our loss from operations was $106,899 as compared to an operating loss of $323,136 during the same period in 2013. The $216,237 decrease in our loss was mainly attributable to decreases in exploration costs, and a decrease in general and administrative expenses in 2013 primarily resulting from the issuance of common stock purchase options granted to each of our three directors in April 2013, as well as decreases in certain professional fees including certain legal and accounting expenses.

Operating expenses:

During the nine months ended September 30, 2014, our total operating expenses decreased $216,237, or 67%, from $323,136 to $106,899 for the nine months ended September 30, 2013 and 2014, respectively.

During the nine months ended September 30, 2014, we incurred $4,641 of exploration costs as compared to $43,046 during the same period in 2013, a decrease of $38,405.  For the nine months ended September 30, 2014, exploration costs consisted of storage and legal expenses associated with the Langtry project.  For the nine months ended June 30, 2013 exploration costs consisted primarily of metallurgical analysis of bulk samples from the Langtry project and certain legal expenses associated with our assessments regarding the validity of certain royalty agreements.  Our other operating costs, consisting of environmental permitting expenses, were $0 and $1,490 for the nine months ended September 30, 2014 and 2013, respectively.

Our general and administrative expenses decreased $176,342, or 63%, from $278,600 to $102,258 for the nine months ended September 30, 2013 and 2014, respectively, and is primarily attributable to the issuance of common stock purchase options granted to each of our three directors in April 2013.  On April 8, 2013, we granted 200,000 common stock purchase options with a grant date fair value of $0.26 per share to each of our three directors, which were 100% vested on the grant date. These options expire on April 8, 2018, and have an exercise price of $0.26 per share.  The options granted on April 8, 2013 were determined to have a fair value of $154,000, which was charged as share-based compensation to general and administrative expenses on the grant date.  In addition, our professional and consulting expenses decreased by $27,161 generally representing decreases in certain legal fees, and accounting and auditing fees as we continue our efforts to reduce such costs as the primary driver of our current operating cost structure.

Other income (expense):

Our total other expenses were $43,066 during the nine months ended September 30, 2014, as compared to total other expenses of $2,502 during the nine months ended September 30, 2013.  For the nine months ended September 30, 2014 we incurred $41,716 in interest expense associated with our related party convertible notes payable.  Interest expense for the nine months ended September 30, 2013 was $30,693, which was also associated with our related party convertible notes payable.

Our periodic evaluation and mark-to-market of our derivative warrant liability at September 30, 2014 resulted in a $1,350 increase in the liability as compared to a $28,190 decrease in the liability for the nine months ended September 30, 2013.

Liquidity and Capital Resources:

Liquidity

 During the nine months ended September 30, 2014, we required capital principally for funding of our operating activities and required periodic mineral rights payments.  To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through additional borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On September 30, 2014, we had $2,975 of cash and cash equivalents and negative working capital of $1,432,231.  This compares to cash on hand of $16,934 and negative working capital of $1,182,746 at December 31, 2013.

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

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).  As of September 30, 2014 total borrowings under the Credit Agreement were $1,211,000.  We do not expect the remaining available credit of $39,000 will provide sufficient working capital for the next twelve months.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2014	2013

Net cash used in operating activities	$(118,356)	$(179,313)
Net cash used in investing activities	(116,603)	(205,000)
Net cash provided by financing activities	221,000	374,000

Net decrease in cash	(13,959)	(10,313)
Cash and cash equivalents, beginning of period	16,934	12,229
Cash and cash equivalents, end of period	$2,975	$1,916

Net cash used in operating activities:

Net cash used in operating activities was $118,356 and $179,313 during the nine months ended September 30, 2014 and 2013, respectively.

Cash used in operating activities during the nine months ended September 30, 2014 mainly related to our $(149,965) net loss as adjusted for the non-cash decrease in the fair value of our derivative warrant liability of $1,350 and changes in operating assets and liabilities.  Our changes in operating assets and liabilities were comprised of a net $30,259 increase in current liabilities applicable to operations consisting of accounts payable and accrued liabilities generally representing accrued interest on our related party convertible notes payable.

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

Net cash used in investing activities:

Cash used in investing activities was $(116,603) during the nine months ended September 30, 2014 as compared to $(205,000) during the nine months ended September 30, 2013.

Cash used in investing activities during the nine months ended September 30, 2014 represents annual lease rental payments under our Langtry Lease of $90,000, as well as $21,023 representing cash paid for the acquisition of property located in the Calico Mining District, San Bernardino County, California in a property tax auction conducted on behalf of the County during the second quarter of 2014.  In addition, during the third quarter we paid $5,580 to renew our 36 unpatented mining claims in San Bernardino County with the Bureau of Land Management.

Cash used in investing activities during the nine months ended June 30, 2013 represents annual lease rental payments under our Langtry Lease of $80,000, and $125,000 representing payment on the lease amendment to buy down certain possible future royalty obligations.

Net cash provided by financing activities:

Cash provided by financing activities during the nine months ended September 30, 2014 was $221,000 compared to cash provided by financing activities of $374,000 during the same period in 2013.

During the nine months ended September 30, 2014 we borrowed $221,000 from Mr. Gibbs under the Credit Agreement.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of September 30, 2014. No impairment loss was recognized during either the nine months ended September 30, 2014 and 2013, and mineral rights are net of $0 of impairment losses as of September 30, 2014.

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

ATHENA SILVER CORPORATION

Dated: __________________, 2014	By:	_____________________________
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)