Form 10-K
period 2014-12-31
ATHENA SILVER CORP
filed 2015-04-03
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 000-51808

ATHENA SILVER CORPORATION

(Exact Name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0775276 (IRS Employer Identification number)
2010A Harbison Drive # 312, Vacaville, CA (Address of principal executive offices)	95687 (Zip Code)

Registrant's telephone number, including area code:   (707) 884-3766

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,115,781 based upon the last sale price of $0.0735 as reported on the OTC.QB effective March 20, 2015.

The number of shares outstanding of the registrant’s common stock, as of March 31, 2015 is 36,202,320.

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

In March 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which superseded the Purchase Agreement and granted us a 20 year lease to develop and conduct mining operations on the Langtry Property, also with an option to purchase.  Effective November 28, 2012, December 19, 2013, and January 21, 2015, we executed Amendments No. 1, 2 and 3, respectively, to the Langtry Lease modifying certain terms.

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

 SUMMARY PROVISIONS OF THE LANGTRY LEASE

In 2010, we entered into a 20 year Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) granting us the exclusive right to explore, develop and conduct mining operations on a group of 20 patented mining claims consisting of approximately 413 acres that comprise our Langtry Property.   Effective November 28, 2012, December 19, 2013 and January 21, 2015, we executed Amendments No. 1, 2 and 3, respectively, to the Langtry Lease modifying certain terms.

Under Amendment No. 3 to the Lease, the Lessor was issued 200,000 shares of restricted Athena common stock as compensation for the modifications.

The following summarizes the current significant provisions of the Lease, as amended:

The Lease commenced March 15, 2010, and has a term of 20 years expiring March 15, 2030; with an option to extend an additional five years to 2035, and thereafter for so long as there is Commercial Silver Production, defined as at least 100,000 troy ounces of aggregate production per year.

•

The Lease requires us to pay annual cash lease rental payments, in arrears, of $60,000 to $100,000 on March 15th of each year during the first five years of the Lease.

•

The Lease requires us to pay annual cash lease rental payments, in arrears, of $100,000 to $200,000 (or the market price of 10,000 to 20,000 troy ounces of silver, whichever is higher (the “Silver Price Link to Rent”)) on March 15th of each year during the final 15 years of the Lease (i.e. 2016 through 2030).

•

Rent for the years 2016 through 2025 is capped at $100,000 per year unless Commercial Silver Production has been achieved, in which case the Silver Price Link to Rent shall apply.

•

The annual cap on rent of $100,000 shall be eliminated, and the Silver Price Link to Rent shall apply, for any year ending December 31 (for the following March 15 rent payment) in which the London Silver Fix is $60 or more for the continuous six month period beginning July 1 and ending December 31.

•

The annual lease payment of $100,000 due on March 15, 2015 will be payable $30,000 in cash and $70,000 deferred until 12 months after Commercial Silver Production is achieved.

•

The annual lease payment of $100,000 due on March 15, 2016 will be payable $40,000 in cash and $60,000 deferred until 12 months after Commercial Silver Production is achieved.

•

We have the right to eliminate the Silver Price Link to Rent from 2020 through March 15, 2026 by making a one-time payment to the Lessor in an amount equal to the London Silver Fix price of 25,000 troy ounces of silver.  The elimination of the Silver Price Link to Rent will be rescinded, however, if and when we achieve Commercial Silver Production.

•

The lessor is entitled to a net smelter royalty of 3% of mineral production beginning in the sixth year of the Lease.

•

Upon payment in full of both the Equity Consideration (which was completed in 2013), and Cash Consideration payments totaling $1,750,000 (of which a total of $250,000 was paid during 2012 and 2013), the Lessor’s 3% net smelter royalty on production will be eliminated entirely.  Any payments already made, or made in the future, towards the Cash Consideration will reduce the 3% net smelter production royalty to the Lessor on a pro-rata basis.  The remaining optional Cash Consideration payments of $250,000, $250,000, $500,000 and $500,000 are due on January 15th of 2017, 2018, 2019 and 2020, respectively.

•

We shall have the option to purchase the Langtry patented claims during the period beginning January 15, 2015 and ending March 15, 2020 for $10 million plus transaction costs upon 30 days written notice to the Lessor provided that all payments due to the lessor are current as of the date of the exercise of the option to purchase.

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

During the term of the Lease, Athena Minerals has the exclusive right to develop and conduct mining operations on the Langtry Property.   Future lease payments and/or exploration and development of this property will require additional equity and/or debt capital.

LANGTRY PROJECT CLAIMS

In April, 2010, we staked nine unpatented mining lode claims and in October 2011, we staked an additional 13 unpatented mining lode claims all of which are located in Sections 7,8,9,16,17 & 18 of Township 10 North, Range 1 East, San Bernardino Base & Meridian on federal land managed by the Bureau of Land Management (“BLM”). These 22 unpatented claims are adjacent or in close proximity to our Langtry Property and together with the 20 patented Langtry Property claims comprise our Langtry Project. All of our unpatented claims are active and valid, subject to renewals. We have not undertaken any

exploration activity on our unpatented claims and they have no known reserves.   Our annual renewal costs are $155 per claim prior to September 1 of each year.

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

These claims were filed with the BLM on January 13, 2011 and have been renewed annually since then.   Payments of $155 for each claim are payable to the BLM prior to September 1 of each year to maintain the claims in good standing.

BLM Serial No.	Claim Name
CAMC298045	San Pasqual
CAMC298046	San Miguel
CAMC298047	Santa Anna
CAMC298048	San Bernardino
CAMC298049	San Gabriel
CAMC298050	San Luis Obispo
CAMC298051	Santa Clara
CAMC298052	Santa Coleta
CAMC290853	Santo Angel

On December 14, 2011, we staked and subsequently filed with the BLM, on March 13, 2012, four unpatented lode claims located in San Bernardino County, California.   We have renewed the claims annually since then and an annual renewal fee of $155 is payable to the BLM prior to September 1 of each year to maintain the claims.  The claims are located in Sections 7 and 18, Township 10 North, Range 1 West and Sections 12 and 13, Township 10 North, Range 2 West, San Bernardino Base & Meridian.   The claims are adjacent to a historic silver mine known as the Waterman Mine (the “Waterman Claims”).  There are no known reserves on these claims.

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

                                                             CHIMNEY ROCK PROPERTY

In May 2014, we purchased 160 acres of land located in the Calico Mining District, San Bernardino County, California.  The parcel, is the SE quarter of Section 25, Township 10 North, Range 1 East and is mostly surrounded by public lands. It was purchased for approximately $21,000 in a property tax auction conducted on behalf of the County.

We do not intend to engage in any material exploration activities on this property during the next twelve months.

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

SILVER PRICES

Our operating results are substantially dependent upon the world market prices of silver. We have no control over silver prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low London Fix prices of silver (as reported by www.kitco.com) per ounce during the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	High	Low	High	Low	High	Low
Silver	$22.05	$15.28	$32.23	$18.61	$37.23	$26.67

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our financial statements for the years ended December 31, 2014 and 2013, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern

We have no history of or experience in mineral production.

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

• speculative activities;

• expectations for inflation; and

• political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.kitco.com, during the three-year period ended December 31, 2014, the high and low settlement prices for silver were $37.23 and $15.28 per ounce, respectively.

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

ITEM 4.        REMOVED AND RESERVED

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS

Market Information

Our outstanding shares of common stock traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” from January 1, 2007 to February 5, 2010.  Effective February 5, 2010, our outstanding shares of common stock have traded over-the-counter and quoted on the OTCBB under the symbol “AHNR”.  Our common stock is quoted currently on the OTC.QB of the OTC Markets Group, Inc. under the symbol “AHNR.” The reported high and low closing bid prices for our common stock are shown below for the period from January 1, 2013 through December 31, 2014. All quoted prices reflect inter-dealer prices without retail markup, mark-down or commission and may not necessarily represent actual transactions.

	2014		2013
	High	Low	High	Low
First quarter ended March 31	$0.24	$0.13	$0.40	$0.27
Second quarter ended June 30	$0.21	$0.11	$0.30	$0.12
Third quarter ended September 30	$0.22	$0.11	$0.25	$0.15
Fourth quarter ended December 31	$0.11	$0.06	$0.20	$0.12

Registered Holders of our Common Stock

As of March 31, 2015, there were approximately 56 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales of Unregistered Securities

None, except as previously reported.

Equity Compensation Plan Information

The following table summarizes our common shares authorized for issuance under equity compensation plans as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	150,000	$0.43	0
Equity compensation plans not approved by security holders	—	—	—
Total	150,000	$0.43	0

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

Forward-Looking Statements

Some of the information presented in this Form 10-K constitutes “forward-looking statements.  These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts.  Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations.  Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations.

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

Results of Operations for the Years Ended December 31, 2014 and 2013

A summary of our results from operations is as follows:

	Years Ended December 31,
	2014	2013
Operating expenses:
Exploration costs	$ 19,080	$ 49,517
Other operating costs	-	1,490
General and administrative expenses	127,240	298,414
Total operating expenses	146,320	349,421
Operating loss	(146,320)	(349,421)
Total other expenses, net	(47,011)	(8,687)
Net loss	$ (193,331)	$ (358,108)

During the year ended December 31, 2014, our loss from operations was $146,320 as compared to an operating loss of $349,421 during the same period in 2013. The $203,101 decrease in our loss was mainly attributable to decreases in exploration costs, and a decrease in general and administrative expenses primarily resulting from the issuance of common stock purchase options granted to each of our three directors in April 2013, as well as decreases in certain professional fees including legal and accounting expenses.

Operating expenses:

During the year ended December 31, 2014, our total operating expenses decreased $203,101, or 58%, from $349,421 to $146,320 for the year ended December 31, 2013 and 2014, respectively.

During the year ended December 31, 2014, we incurred $19,080 of exploration costs as compared to $49,517 during the same period in 2013, a decrease of $30,437.  For the year ended December 31, 2014, exploration costs primarily consisted of storage and legal expenses associated with the Langtry project.  For the year ended December 31, 2013 exploration costs consisted primarily of metallurgical analysis of bulk samples from the Langtry project and certain legal expenses associated with our assessments regarding the validity of certain royalty agreements.  Our other operating costs, consisting of environmental permitting expenses, were $0 and $1,490 for the years ended December 31, 2014 and 2013, respectively.

Our general and administrative expenses decreased $171,174, or 57%, from $298,414 to $127,240 for the years ended December 31, 2013 and 2014, respectively.  The decrease is primarily attributable to the issuance of common stock purchase options granted to each of our three directors in April 2013.  On April 8, 2013, we granted 200,000 common stock purchase options with a grant date fair value of $0.26 per share to each of our three directors, which were 100% vested on the grant date. These options expire on April 8, 2018, and have an exercise price of $0.26 per share.  The options granted on

April 8, 2013 were determined to have a fair value of $154,000, which was charged as share-based compensation to general and administrative expenses on the grant date.  The remaining decrease in general and administrative expenses of $17,174 generally represents decreases in certain legal fees, and accounting and auditing fees as we continue our efforts to reduce such costs as the primary driver of our current operating cost structure.

Other income (expense):

Our total other expenses were $47,011 during the year ended December 31, 2014, as compared to total other expenses of $8,687 during the year ended December 31, 2013.  For the year ended December 31, 2014 we incurred $57,191 in interest expense associated with our related party convertible notes payable.  Interest expense for the year ended December 31, 2013 was $43,011, which was also associated with our related party convertible notes payable.

Our periodic evaluation and mark-to-market of our derivative warrant liability at December 31, 2014 resulted in a $10,180 decrease in the liability as compared to a $34,323 decrease in the liability for the year ended December 31, 2013.

Liquidity and Capital Resources:

Liquidity

 During the year ended December 31, 2014, we required capital principally for funding of our operating activities and required periodic mineral rights payments.  To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through additional borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On December 31, 2014, we had $8,122 of cash and cash equivalents and negative working capital of $1,445,600.  This compares to cash on hand of $16,934 and negative working capital of $1,182,746 at December 31, 2013.

We have a Credit Agreement, as amended, with a significant shareholder, which provides us with an unsecured credit facility in the maximum borrowing amount of $1,250,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, was due in full on December 31, 2014, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share. Effective December 31, 2014, we extended the maturity date of the Credit Agreement to December 31, 2015 and increased the borrowing limit by an additional $250,000, bringing the total borrowing limit to $1,500,000.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).  As of December 31, 2014 total borrowings under the Credit Agreement were $1,246,000.

The Langtry lease and option to purchase originated in March 2010, and has been subject to various amendments, the most recent on January 21, 2015 which, among other things, deferred certain payments due to the lessor to future years and are partially dependent upon the results of future silver production, if any.  The lease is also subject to certain future optional cash consideration payments that would provide for the elimination of a 3% net smelter production royalty due the lessor upon silver production.  The lease also provides an option for the purchase of the leased property for a one-time payment of $10 million due anytime beginning January 15, 2015 and ending March 15, 2020.  While we anticipate making the required payments on the lease in a timely manner, our ability to meet the optional payments under the lease are dependent upon available financial resources.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Year Ended December 31,
	2014	2013
Net cash used in operating activities	$ (147,789)	$ (224,295)
Net cash used in investing activities	(117,023)	(205,000)
Net cash provided by financing activities	256,000	434,000
Net increase (decrease) in cash	(8,812)	4,705
Cash and cash equivalents, beginning of period	16,934	12,229
Cash and cash equivalents, end of period	$ 8,122	$ 16,934

Net cash used in operating activities:

Net cash used in operating activities was $147,789 and $224,295 during the years ended December 31, 2014 and 2013, respectively.

Cash used in operating activities during the year ended December 31, 2014 mainly related to our $(193,331) net loss as adjusted for the non-cash decrease in the fair value of our derivative warrant liability of $10,180 and changes in operating assets and liabilities.  Our changes in operating assets and liabilities were comprised of a net $55,722 increase in current liabilities applicable to operations consisting of accounts payable and accrued liabilities generally representing accrued interest on our related party convertible notes payable.

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

Net cash used in investing activities:

Cash used in investing activities was $(117,023) during the year ended December 31, 2014 as compared to $(205,000) during the year ended December 31, 2013.

Cash used in investing activities during the year ended December 31, 2014 represents annual lease rental payments under our Langtry Lease of $90,000, as well as $21,023 representing cash paid for the acquisition of property located in the Calico Mining District, San Bernardino County, California in a property tax auction conducted on behalf of the County during the second quarter of 2014.  In addition, we paid $6,000 to renew and maintain our 36 unpatented mining claims in San Bernardino County with the Bureau of Land Management.

Cash used in investing activities during the year ended December 31, 2013 represents annual lease rental payments under our Langtry Lease of $80,000, and $125,000 representing payment on the lease amendment to buy down certain possible future royalty obligations.

Net cash provided by financing activities:

Cash provided by financing activities during the year ended December 31, 2014 was $256,000 compared to cash provided by financing activities of $434,000 during the same period in 2013.

During the year ended December 31, 2014 we borrowed $256,000 from Mr. Gibbs under the Credit Agreement.

During the year ended December 31, 2013 we borrowed $435,000 from Mr. Gibbs under the Credit Agreement, and incurred net payments toward advances payable to related parties of $1,000.

Off Balance Sheet Arrangements:

We do not have and never had any off-balance sheet arrangements.

Recent Accounting Pronouncements

During the year ended December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allowed the company to remove the inception to date information and all references to development stage.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2014. No impairment loss was recognized during either the years ended December 31, 2014 and 2013, and mineral rights are net of $0 of impairment losses as of December 31, 2014.

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

Share-based Payments

We measure and recognize compensation expense or professional services expense for all share-based payment awards made to employees, directors and non-employee consultants based on estimated fair values. We estimate the fair value of stock options on the date of grant using the Black-Scholes-

Merton option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the options. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected life of the options.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2014. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

 Our current executive officers and directors are:

Name	Age	Position

John C. Power(1)	52	CEO, President, CFO, Secretary and Director

Brian Power(1)	49	Director

Leroy Wilkes	72	Director

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

Board Meetings

During the year ended December 31, 2014, we had three directors. During the year ended December 31, 2013, our Board held no meetings but has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates.  During the year ended December 31, 2014, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders except that Mr. Gibbs failed to file reports covering 21 transactions in a timely fashion.  In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

Our Code of Ethics has been filed with the SEC as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the SEC on April 24, 2007. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Athena Silver Corporation, 2010A Harbison Drive # 312, Vacaville, CA  95687.

ITEM 11.        EXECUTIVE COMPENSATION

Director Compensation

The following table summarizes all director compensation in the most recent fiscal year ended December 31, 2014. There are no standard compensation arrangements in place for our directors.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)[2]	All Other Compensation ($)	Total ($)
Leroy Wilkes[1]	12,000	51,333		63,333

Brian Power	—	51,333		51,333

1 Mr. Wilkes earns a retainer fee of $12,000 per year, payable quarterly. Mr. Wilkes has 350,000 options outstanding at December 31, 2014.

2Merssrs. Wilkes and Power were each granted options exercisable to purchase 200,000 shares of common stock at an exercise price of $0.26 per share.  We determined that the fair value of each 200,000 option grant was $51,333.

Executive Compensation

The executive officers for the most recent fiscal year ended December 31, 2014 are as follows:

John C. Power, CEO, President, CFO, Secretary and director.

Summary Compensation Table

The following table sets forth all compensation recorded by us to Mr. Power during the years ended December 31, 2014 and 2013:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power, President	2013	30,000	—	—	51,333[1]	—	—	—	81,3333
	2014	30,000	—	—	—	—	—	—	30,000

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

As of the date of this Report, there are 150,000 options outstanding that have been granted under the Plan. As the termination date of the Plan has passed, we can no longer make additional award grants under the Plan.

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

The following table shows the number of shares owned as of March 31, 2015 and the percentage of outstanding common stock owned as of March 31, 2015.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	16,316,124	(4)	45.07

John C. Power	4,805,500	(5)	13.27

Bruce and Elizabeth Strachan, Trustees UTA dtd 7/25/07	2,880,047		7.96
P.O. Box 577, Joshua Tree, CA 92252-0577

Brian Power	300,000	(6)	nil%

LeRoy Wilkes	350,000	(7)	nil%

All officers and directors as a group (three persons)	5,455,500		15.07

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

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

(3)	Shares and percentages beneficially owned are based upon 36,202,320 shares outstanding on March 31, 2015.

(4)	Includes 5,165,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder.

(5)	Includes options to acquire 200,000 shares of common stock which expire in April 2018.

(6)	Includes options to acquire 200,000 shares of common stock which expire in April 2018

(7)	Includes options to acquire 150,000 shares of common stock which expire July 14, 2016 and options to acquire 200,000 shares of common stock which expire in April 2018.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AND DIRECTOR INDEPENDENCE

Except as disclosed herein and in the Notes to Financial Statements, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

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

The aggregate fees billed for the years ended December 31, 2014 and 2013, for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2014	2013
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$22,400	$22,400
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$22,400	$22,400

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
(1)	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
(1)	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
(1)	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
(1)	3.2	By-Laws
(1)	4.1	2004 Equity Incentive Plan
(1)	4.2	Form of Subscription Agreement
(1)	4.3	Specimen common stock certificate
(1)	10.1	Lease Agreement
(1)	10.2	Form of Escrow Agreement
(1)	10.3	Amended Trademark Assignment
(1)	10.3.2	Initial Assignment of Trademark
(1)	10.4	Lock-up Letter for Brian Power
(1)	10.5	Lock-up Letter for John C. Power
(1)	10.6	Lock-up Letter for J. Andrew Moorer
(1)	10.7	Amended Fund Escrow Agreement
(1)	10.8	Lease Agreement with Golden West Brewing Company
(1)	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
(1)	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
(1)	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
(1)	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
(1)	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
(1)	10.14	Amended and Restated Assignment and Assumption
(1)	10.15	August 7, 1998 Distribution Agreement
(1)	10.16	Territorial Agreement
(1)	10.17	November 4, 2002 Distribution Agreement
(1)	10.18	June 1, 2001 Authorization
(1)	10.19	July 22, 2004 Authorization
(1)	10.20	September 1, 2005 Authorization
(1)	10.22	Second Amended Fund Escrow Agreement
(1)	10.23	Contract with New Zealand Hops, Ltd., 2006
(1)	10.24	Contract with New Zealand Hops, Ltd., 2007
(1)	10.25	Second Amended and Restated Assignment and Assumption
(1)	10.26	Third Amended Fund Escrow Agreement
(1)	10.27	Secured Promissory Note with John C. Power
(1)	10.28	Secured Promissory Note with Power Curve, Inc.
(1)	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
(2)	10.30	Production Agreement with Bison Brewing Co.
(2)	10.31	Employment Agreement with David Del Grande
(2)	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
(4)	10.33	Employment Agreement with Mark Simpson
(4)	10.34	Consultation Agreement with Artisan Food and Beverage Group
(5)	10.35	Credit Agreement dated December 11, 2007
(6)	10.36	Promissory Note dated March 12, 2008
(6)	10.37	Security Agreement dated March 12, 2008
(6)	10.38	Guaranty Agreement dated March 12, 2008
(7)	10.39	Convertible Debenture dated December 31, 2008
(7)	10.40	Security Agreement dated December 31, 2008
(7)	10.41	Hypothecation Agreement dated December 31, 2008
(8)	10.42	Mendocino Production Agreement
(9)	10.43	Exclusive Consignment Agency Agreement
(10)	10.44	Settlement Stipulation with BRK Holdings, LLC
(11)	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
(11)	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
(11)	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
(11)	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
(11)	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
(11)	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
(11)	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
(11)	10.52	Factoring Agreement dated April 28, 2009
(12)	10.53	Agreement to Convert Debt Clifford L. Neuman PC
(12)	10.54	Agreement to Convert Debt Clifford L. Neuman
(12)	10.55	Agreement to Convert Debt John Power
(12)	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
(12)	10.57	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.58	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
(12)	10.60	Agreement to Convert Debt Shana Capital, Ltd.
(13)	10.61	Asset Purchase Agreement dated May 7, 2009
(14)	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
(14)	10.63	Articles of Incorporation of Athena Minerals, Inc.
(15)	10.64	Sale and Purchase Agreement and Joint Escrow Instructions dated December 9, 2009
(15)	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions dated January 5, 2010
(15)	10.66	Promissory Note from Athena Minerals, Inc. to John Power dated January 5, 2010
(16)	10.67	Mining Lease and Option to Purchase dated March 11, 2010
(17)	10.68	Intellectual Property Assignment dated June 25, 2010
(18)	10.69	Promissory Notes John C. Power and John D. Gibbs dated June 30, 2010
(19)	10.70	Promissory Note John D. Gibbs dated August 3, 2010
(20)	10.71	Agreement to Convert Debt – Clifford L. Neuman
(21)	10.72	Agreements to Convert Debt – Donaldson and Kirby
(22)	10.73	Agreement to Convert Debt – Clifford L. Neuman
(23)	10.74	Agreement to Convert Debt – Huss and Strachan
(24)	10.75	Stock Purchase Agreement; Indemnity Agreement and Amendment No. 1 to Indemnity Agreement each dated December 31, 2010
(25)	10.76	Consent of Schumacher & Associates dated March 7, 2011
(26)	10.77	Marketing Agreement with Bill Fishkin dated April 1, 2011
(26)	10.78	Agreement to Convert Debt with Donaldson Consulting Services, Inc. dated May 31, 2011
(27)	10.79	Term Sheet with LeRoy Wilkes dated July 14, 2011
(28)	10.80	Accredited Members Agreement dated August 31, 2011
(29)	10.81	Promissory Note – John D. Gibbs dated October 26, 2011
(29)	10.82	Promissory Note – John D. Gibbs dated November 15, 2011
(30)	10.83	Marketing Agreement with Bill Fishkin dated December 1, 2011
(31)	10.84	Advisor Agreement with GVC Capital, LLC dated January 30, 2012
(32)	10.85	Promissory Note – John D. Gibbs dated March 18, 2012
(33)	10.86	Promissory Note – John D. Gibbs dated February 2, 2012
(34)	10.87	Promissory Note – John D. Gibbs dated April 27, 2012
(35)	10.88	Agreement to Convert Debt – John D. Gibbs
(36)	10.89	Promissory Note – John D. Gibbs dated May 22, 2012
(36)	10.90	Assignment of Right to Purchase Property
(37)	10.91	Agreement to Convert Debt – John Donaldson
(38)	10.92	Credit Agreement – John D. Gibbs
(38)	10.93	Form of Credit Note
(39)	10.94	Amendment No. 1 to Langtry Lease Agreement
(40)	10.95	Allonge and Modification Agreement with John D. Gibbs
(41)	10.96	Amendment No. 2 to Langtry Lease Agreement
(42)	10.97	Second Allonge and Modification Agreement with John D. Gibbs
(43)	10.98	Amendment No. 3 to Langtry Lease Agreement
(44)	10.99	Third Allonge and Modification Agreement with John D. Gibbs
(44)	10.100	Amendment to Power Consultation Agreement
(2)	14	Code of Ethics
(1)	21.0	List of Subsidiaries
#	31.	Certification required by Section 13a-14(a) of the Exchange Act.
#	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document##
101.SCH	XBRL Schema Document##
101.CAL	XBRL Calculation Linkbase Document##
101.LAB	XBRL Label Linkbase Document##
101.PRE	XBRL Presentation Linkbase Document##
101.DEF	XBRL Definition Linkbase Document##

(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and filed with the Commission on April 24, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March14, 2008.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2010 and filed with the Commission on June 25, 2010.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 30, 2010 and filed with the Commission on July 28, 2010.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2010 and filed with the Commission on August 4, 2010.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 23, 2010.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 30, 2010.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated August 20, 2010 and filed with the Commission on November 1, 2010.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 15, 2010 and filed with the Commission on November 17, 2010.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2010 and filed with the Commission on January 6, 2011

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2011 and filed with the Commission on March 7, 2011.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 1, 2011 and filed with the Commission on June 2, 2011.

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 1, 2011 and filed with the Commission on August 3 2011.

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 22, 2011 and filed with the Commission on September 9, 2011.

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 26, 2011 and filed with the Commission on January 4, 2012.

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2011 and filed with the Commission on January 5, 2012.

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on February 9, 2012.

(32)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 18, 2012 and filed with the Commission on March 23, 2012.

(33)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on March 26, 2012.

(34)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.

(35)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.

(36)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 22, 2012 and filed with the Commission on May 25, 2012

(37)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 16, 2012 and filed with the Commission on June 19, 2012.

(38)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2012 and filed with the Commission on July 19, 2012.

(39)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 28, 2012 and filed with the Commission on November 29, 2012.

(40)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 5, 2013 and filed with the Commission on June 6, 2013.

(41)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 19, 2013 and filed with the Commission on December 23, 2013.

(42)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2013 and filed with the Commission on January 2, 2014.

(43)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2015 and filed with the Commission on January 21, 2015.

(44)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2014 and filed with the Commission on March 31, 2015.

#	Filed herewith

##

Furnished, not filed.

ATHENA SILVER CORPORATION

TABLE OF CONTENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Athena Silver Corporation

Vacaville, California

We have audited the accompanying consolidated balance sheets of Athena Silver Corporation and its subsidiary (collectively the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athena Silver Corporation and its subsidiary as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and further losses are anticipated. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 31, 2015

F-1

ATHENA SILVER CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash and cash equivalents	$ 8,122	$ 16,934

Total current assets	8,122	16,934

Mineral rights and properties - unproven	1,758,820	1,689,297

Total assets	$ 1,766,942	$ 1,706,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 68,726	$ 70,195
Accrued liabilities	23,750	71,250
Accrued interest - related parties	107,926	50,735
Derivative warrant liability	7,320	17,500
Convertible notes payable - related parties	1,246,000	990,000

Total current liabilities	1,453,722	1,199,680

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding
	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized, 36,002,320 issued and outstanding
	3,600	3,600
Additional paid-in capital	6,580,048	6,580,048
Accumulated deficit	(6,270,428)	(6,077,097)
Total shareholders' equity	313,220	506,551

Total liabilities and shareholders' equity	$ 1,766,942	$ 1,706,231

F-1

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013

Operating expenses:
Exploration costs	$ 19,080	$ 49,517
Other operating costs	-	1,490
General and administrative expenses	127,240	298,414

Total operating expenses	146,320	349,421

Operating loss	(146,320)	(349,421)

Other income (expense):
Interest expense	(57,191)	(43,011)
Change in fair value of warrant liability	10,180	34,323
Other income	-	1

Total other income (expense)	(47,011)	(8,687)
Net loss	$ (193,331)	$ (358,108)

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)

Basic and diluted weighted-average common shares outstanding
	36,002,320	35,859,854

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$ (193,331)	$ (358,108)
Adjustments to reconcile net loss to net cash
used in operating activities:
Share-based compensation expense	-	154,000
Change in fair value of derivative warrant liability	(10,180)	(34,323)
Changes in operating assets and liabilities:
Prepaid expenses	-	37,000
Accounts payable	(1,469)	(58,740)
Accrued liabilities and other liabilities	57,191	35,876

Net cash used in operating activities	(147,789)	(224,295)

Cash flows from investing activities:
Acquisition of mineral rights	(117,023)	(205,000)

Net cash used in investing activities	(117,023)	(205,000)

Cash flows from financing activities:
Net change in advances payable - related parties	-	(1,000)
Borrowings from notes payable - related parties	256,000	435,000

Net cash provided by financing activities	256,000	434,000

Net increase (decrease) in cash	(8,812)	4,705
Cash at beginning of period	16,934	12,229

Cash at end of period	$ 8,122	$ 16,934

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:

Increase in accrued liabilities applicable to mineral rights	$ 47,500	$ 7,916
Common stock issued for mineral rights	$ -	$ 340,000

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND DECEMBER 31, 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2012	35,002,320	$ 3,500	$ 6,086,148	$ (5,718,989)	$ 370,659
Common stock issued for mineral rights	1,000,000	100	339,900	-	340,000
Share based compensation - Director options			154,000		154,000
Net loss	-	-	-	(358,108)	(358,108)
Balance, December 31, 2013	36,002,320	3,600	6,580,048	(6,077,097)	506,551
Net loss	-	-	-	(193,331)	(193,331)
Balance, December 31, 2014	36,002,320	$ 3,600	$ 6,580,048	$ (6,270,428)	$ 313,220

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Liquidity and Going Concern

Nature of Operations

Athena Silver Corporation (“we,” “our,” “us,” or “Athena”) is engaged in the acquisition and exploration of mineral resources. We were incorporated in Delaware on December 23, 2003, and began our mining operations in 2010.

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) which owns and operates our mining interests.  Since its formation, we have acquired various properties and rights and are currently determining whether those rights and properties could sustain profitable mining operations.  We have not presently determined whether our mineral properties contain mineral reserves that are economically recoverable.

Our primary focus going forward will be to continue our evaluation of our properties, and the possible acquisition of additional mineral rights and additional exploration, development and permitting activities.  Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital.  Further information regarding our mining properties and rights are discussed below in Note 3 – Mineral Rights and Properties.

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

At December 31, 2014, we had not yet achieved profitable operations and we have accumulated losses of $6,270,428 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2014 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,500,000, which provides the Company an additional $254,000 available under the credit line at December 31, 2014.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.  Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 - Summary of Significant Accounting Policies

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2014. No impairment loss was recognized during the years ended December 31, 2014 and 2013, and mineral rights are net of $0 of impairment losses as of December 31, 2014.

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

At December 31, 2014 and 2013, 893,000 potentially dilutive shares comprised of common stock purchase warrants and shares underlying outstanding stock options have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

Recently Adopted Accounting Standards

During the year ended December 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allowed the company to remove the inception to date information and all references to development stage.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 3 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	December 31, 2014	December 31, 2013
Mineral properties	$156,707	$135,684
Mineral rights – Langtry Project	1,602,113	1,553,613
Mineral rights and properties	$1,758,820	$1,689,297

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

Mineral Rights

In 2010, we entered into a 20 year Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) granting us the exclusive right to explore, develop and conduct mining operations on a group of 20 patented mining claims consisting of approximately 413 acres that comprise our Langtry Property.   Effective November 28, 2012, December 19, 2013 and January 21, 2015, we executed Amendments No. 1, 2 and 3, respectively, to the Langtry Lease modifying certain terms.

Under Amendment No. 3 to the Lease, the Lessor was issued 200,000 shares of restricted Athena common stock as compensation for the modifications.

The following summarizes the current significant provisions of the Lease, as amended:

The Lease commenced March 15, 2010, and has a term of 20 years expiring March 15, 2030; with an option to extend an additional five years to 2035, and thereafter for so long as there is Commercial Silver Production, defined as at least 100,000 troy ounces of aggregate production per year.

•

The Lease requires us to pay annual cash lease rental payments, in arrears, of $60,000 to $100,000 on March 15th of each year during the first five years of the Lease.

•

The Lease requires us to pay annual cash lease rental payments, in arrears, of $100,000 to $200,000 (or the market price of 10,000 to 20,000 troy ounces of silver, whichever is higher (the “Silver Price Link to Rent”)) on March 15th of each year during the final 15 years of the Lease (i.e. 2016 through 2030).

•

Rent for the years 2016 through 2025 is capped at $100,000 per year unless Commercial Silver Production has been achieved, in which case the Silver Price Link to Rent shall apply.

•

The annual cap on rent of $100,000 shall be eliminated, and the Silver Price Link to Rent shall apply, for any year ending December 31 (for the following March 15 rent payment) in which the London Silver Fix is $60 or more for the continuous six month period beginning July 1 and ending December 31.

•

The annual lease payment of $100,000 due on March 15, 2015 will be payable $30,000 in cash and $70,000 deferred until 12 months after Commercial Silver Production is achieved.

•

The annual lease payment of $100,000 due on March 15, 2016 will be payable $40,000 in cash and $60,000 deferred until 12 months after Commercial Silver Production is achieved.

•

We have the right to eliminate the Silver Price Link to Rent from 2020 through March 15, 2026 by making a one-time payment to the Lessor in an amount equal to the London Silver Fix price of 25,000 troy ounces of silver.  The elimination of the Silver Price Link to Rent will be rescinded, however, if and when we achieve Commercial Silver Production.

•

The lessor is entitled to a net smelter royalty of 3% of mineral production beginning in the sixth year of the Lease.

•

Upon payment in full of both the Equity Consideration (which was completed in 2013), and Cash Consideration payments totaling $1,750,000 (of which a total of $250,000 was paid during 2012 and 2013), the Lessor’s 3% net smelter royalty on production will be eliminated entirely.  Any payments already made, or made in the future, towards the Cash Consideration will reduce the 3% net smelter production royalty to the Lessor on a pro-rata basis.  The remaining optional Cash Consideration payments of $250,000, $250,000, $500,000 and $500,000 are due on January 15th of 2017, 2018, 2019 and 2020, respectively.

•

We shall have the option to purchase the Langtry patented claims during the period beginning January 15, 2015 and ending March 15, 2020 for $10 million plus transaction costs upon 30 days written notice to the Lessor provided that all payments due to the lessor are current as of the date of the exercise of the option to purchase.

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

During the year ended December 31, 2014 we capitalized a total of $69,523 as mineral properties and rights.  This amount included the purchase of the 160 acres located in the Calico Mining District in San Bernardino County, California as discussed above in Mineral properties.  It also includes various other payments and accruals for obligations related to our Langtry lease also as discussed above.

During the year ended December 31, 2013 we capitalized $559,135 of lease rental and lease amendment payments related to an amendment of the lease and associated buy-down of a royalty payable to the lessor.   These amounts are an increase to mineral rights and properties.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at December 31, 2014	Fair Value Measurement at December 31, 2014
		Level 1	Level 2	Level 3

Derivative warrant liability	$7,320	$—	$—	$7,320

	Carrying Value at December 31, 2013	Fair Value Measurement at December 31, 2013
		Level 1	Level 2	Level 3

Derivative warrant liability	$17,500	$—	$—	$17,500

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

The change in fair value of our derivative warrant liability is as follows:

Balance, December 31, 2012	$ 51,823
Total gains (unrealized/realized)
included in net loss	(34,323)
Balance, December 31, 2013	17,500
Total gains (unrealized/realized)
included in net loss	(10,180)
Balance, December 31, 2014	$ 7,320

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

The following table summarizes the assumptions used to value our derivative warrants at December 31, 2014:

Fair value assumptions – derivative warrants:	Year Ended December 31, 2014
Risk free interest rate	0.67%
Expected term (years)	2.1
Expected volatility	112%
Expected dividends	0%

The following table summarizes the assumptions used to value our derivative warrants at December 31, 2013:

Fair value assumptions – derivative warrants:	Year Ended December 31, 2013
Risk free interest rate	0.78%
Expected term (years)	3.1
Expected volatility	91%
Expected dividends	0%

Note 6 – Convertible Notes Payable – Related Party

Notes Payable – Related Parties

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, was due in full on July 31, 2014, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.  On December 31, 2013 we amended the credit agreement to increase the borrowing limit under the line of credit to $1,250,000 and extend the maturity date to December 31, 2014.  Again, on December 31, 2014 we amended the credit agreement to increase the borrowing limit under the line of credit to $1,500,000 and extended the maturity date to December 31, 2015.  All other provisions under the agreement remained unchanged. The Company evaluated the convertible line of credit for derivative and beneficial feature conversion and concluded that there is no beneficial conversion as the market price and conversion price are the same.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

Total principal amounts owed under the credit facility notes payable were $1,246,000 and $990,000 at December 31, 2014 and 2013, respectively.

Borrowings under our convertible note payable to Mr. Gibbs for the year ended December 31, 2014 totaled $256,000, which was used to pay certain mining lease obligations and property as discussed in Note 2 – Mineral Rights and Properties and operating expenses.  No principal or interest payments were made to Mr. Gibbs during either the years ended December 31, 2014 or 2013.

Total accrued interest on the notes payable to Mr. Gibbs were $107,926 and $50,735 at December 31, 2014 and 2013, respectively, and are included in Accrued interest - related parties on the accompanying balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $57,191 and $43,011 for the years ended December 31, 2014 and 2013, respectively.

Note 7 - Commitments and Contingencies

We are subject to various commitments and contingencies under the Langtry Lease as discussed in Note 3 – Mining Rights and Properties.  All commitments and obligations under the Lease have been fulfilled to date.

Note 8 - Share-based Compensation

2004 Equity Incentive Plan

The 2004 Equity Incentive Plan terminated on December 10, 2014.  As of December 31, 2014, there were 150,000 incentive stock options outstanding under the Plan with an exercise price of $0.43 and expire on August 1, 2016.

Stock Options

A summary of our stock option activity for the years ended December 31, 2014 and 2013 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	150,000	$0.43
Options granted	600,000	$0.26
Outstanding at December 31, 2013	750,000	$0.29
Options granted or expired	-
Outstanding at December 31, 2014	750,000	$0.29

On April 8, 2013, we granted 200,000 options with a grant date fair value of $0.26 per share to each of our three directors, which were 100% vested on the grant date. These options expire on April 8, 2018, and have an exercise price of $0.26 per share, which was the market price of our common stock on the date of grant.  At December 31, 2014, these options have a weighted average remaining contractual life of 3.3 years.  The options were determined to have a fair value of $154,000, which was charged to share based compensation expense on the grant date.  The weighted average contractual life of all outstanding options was 2.9 years at December 31, 2014.

No share based compensation expense was recorded for the year ended December 31, 2014.

Note 9 – Related Party Transactions

Conflicts of Interests

Magellan Gold Corporation (“Magellan”) is a company under common control. Mr. Power is a significant shareholder, director and CEO of both Athena and Magellan. Mr. Gibbs is a significant shareholder and creditor (see Note 6 – Convertible Notes Payable – Related Party), in both Athena and Magellan. Athena and Magellan are both involved in the business of acquisition and exploration of mineral resources.

Silver Saddle Resources, LLC (“Silver Saddle”) is also a company under common control. Mr. Power and Mr. Gibbs are the owners and managing members of Silver Saddle. Athena and Silver Saddle are both involved in the business of acquisition and exploration of mineral resources.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. For each of the years ended December 31, 2014 and 2013, a total of $30,000 was recorded as management fees and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.  As of December 31, 2014 all management fees due Mr. Power had been paid.

Accrued Interest - Related Parties

At December 31, 2014 and 2013, Accrued interest - related parties represented accrued interest payable to Mr. Gibbs in the amounts of $107,926 and $50,735, respectively.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements.  These advances are non-interest bearing and are generally repaid as cash becomes available.

During the year ended December 31, 2014, Mr. Power advanced the Company a total of $334, all of which was repaid during the period.  There were no outstanding advances at either December 31, 2014 or 2013.

During the year ended December 31, 2013, Mr. Power advanced the Company an additional $5,750 and was repaid the outstanding balance of $6,750.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.  At December 31, 2014 a total of $806 of Company charges was outstanding on his credit cards and is included in the accounts payable balance at December 31, 2014.  No such amounts were outstanding at December 31, 2013.

Note 10 - Income Taxes

Our net operating loss carry forward as of December 31, 2014 is $6,000,648 which may be used to offset future income taxes through 2035.  Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2014 and 2013 is as follows:

	Years Ended December 31,
	2014	2013
Expected federal income tax benefit at statutory rate	$65,733	$69,397
State taxes	6,767	7,144
Change in valuation allowance	(72,500)	(76,541)
Income tax benefit	$—	$—

Our deferred tax assets as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Net operating loss	$2,250,243	$2,177,744
Valuation allowance	(2,250,243)	(2,177,744)
Deferred tax assets, net of allowance	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have provided a valuation allowance of 100% of our net deferred tax asset due to the uncertainty of generating future profits that would allow us to realize our deferred tax assets.

Note 11 - Subsequent Events

Effective January 21, 2015 we executed Amendment 3 to the Langtry Lease which, among other things, deferred certain required and optional payments due the lessor.  As compensation for the modifications under Amendment 3, on January 28, 2015 we issued 200,000 shares of the Company’s common stock to the lessor.  Further information regarding these transactions is included in Note 3 – Mineral Rights and Properties.

Subsequent to December 31, 2014 the Company borrowed an additional $45,000 under the credit agreement from Mr. Gibbs.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Date: April 3, 2015	By__/s/ John C. Power John C. Power Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

_/s/ John C. Power John C. Power	Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)	April 3, 2015

_/s/ Brian Power Brian Power	Director	April 3, 2015

__/s/ LeRoy Wilkes LeRoy Wilkes	Director	April 3, 2015