Form 10-Q
period 2015-03-31
ATHENA SILVER CORP
filed 2015-05-15
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

 Yes [   ] No [ X ]

On May 13, 2015, there were 36,002,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 3,662	$ 8,122
Prepaid expenses	6,570	-

Total current assets	10,232	8,122

Mineral rights and properties - unproven	1,788,737	1,758,820

Total assets	$ 1,798,969	$ 1,766,942

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 102,775	$ 68,726
Accrued liabilities	4,667	23,750
Accrued interest - related parties	123,607	107,926
Derivative warrant liability	6,320	7,320
Convertible notes payable - related parties	1,321,000	1,246,000

Total current liabilities	1,558,369	1,453,722

Commitments and contingencies	-	-

Shareholders' equity:

Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding

Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,202,320 and 36,002,320 issued and outstanding	3,620	3,600

Additional paid-in capital	6,602,028	6,580,048
Accumulated deficit	(6,365,048)	(6,270,428)

Total shareholders' equity	240,600	313,220

Total liabilities and shareholders' equity	$ 1,798,969	$ 1,766,942

See notes to unaudited consolidated interim financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months ended March 31,
	2015	2014

Operating expenses:
Exploration costs	$ 28,671	$ 463
General and administrative expenses	51,270	49,191

Total operating expenses	79,941	49,654

Operating loss	(79,941)	(49,654)

Other income (expense):
Interest expense	(15,679)	(12,491)
Change in fair value of warrant liability	1,000	(22,900)

Total other income (expense)	(14,679)	(35,391)
Net loss	$ (94,620)	$ (85,045)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

Basic and diluted weighted-average common shares outstanding	36,140,098	36,002,320

See notes to unaudited consolidated interim financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$ (94,620)	$ (85,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liability	(1,000)	22,900
Changes in operating assets and liabilities:
Prepaid expenses	(6,570)	(300)
Accounts payable	34,049	6,651
Accrued liabilities and other liabilities	18,681	12,491

Net cash used in operating activities	(49,460)	(43,303)

Cash flows from investing activities:
Acquisition of mineral rights	(30,000)	(90,000)

Net cash used in investing activities	(30,000)	(90,000)

Cash flows from financing activities:
Borrowings from notes payable - related parties	75,000	120,000

Net cash provided by financing activities	75,000	120,000

Net decrease in cash	(4,460)	(13,303)
Cash at beginning of period	8,122	16,934

Cash at end of period	$ 3,662	$ 3,631

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Decrease in accrued liabilities applicable to mineral rights	$ (22,083)	$ (67,083)
Common stock issued for mineral rights	$ 22,000	$ -

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

Our primary focus going forward will be to continue our evaluation of our properties, and the possible acquisition of additional mineral rights and additional exploration, development and permitting activities.  Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital.  Further information regarding our mining properties and rights are discussed below in Note 2 – Mineral Rights and Properties.

Basis of Presentation

We prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

At March 31, 2015, we had not yet achieved profitable operations and we have accumulated losses of $6,365,048 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2014 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,500,000, which provides the Company an additional $179,000 available under the credit line at March 31, 2015.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.  Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	March 31, 2015	December 31, 2014
Mineral properties	$156,707	$156,707
Mineral rights – Langtry Project	1,632,030	1,602,113
Mineral rights and properties	$1,788,737	$1,758,820

Mineral Properties

In 2014, we purchased of 160 acres of land, located in the eastern Calico Mining District, San Bernardino County, California. The parcel is the SE quarter of Section 25, Township 10 North, Range 1 East and is mostly surrounded by public lands. It was purchased for $21,023 in a property tax auction conducted on behalf of the County.  The eastern part of the Calico Mining District is best known for industrial minerals and is not known to have any precious metal deposits.  It is not known at this time if there has ever been any mineral exploration or production on the acquired property.

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

•

The annual lease payment of $100,000 due on March 15, 2015 was paid $30,000 in cash and $70,000 deferred until 12 months after Commercial Silver Production is achieved.

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

During the three months ended March 31, 2015 we capitalized a total of $29,917 of lease rental obligations and lease amendment payments related to Amendment 3 of the lease.  This amount includes the issuance of 200,000 shares of Athena common stock valued at $0.11 per share issued as consideration for modifications to the lease.  These amounts are an increase to mineral rights and properties. The Company accrues amounts monthly for lease obligations due and paid in March each year.  For the three months ended March 31, 2015 we realized a $22,083 decrease in our accrued lease obligations.

During the year ended December 31, 2014 we capitalized a total of $69,523 as mineral properties and rights.  This amount included the purchase of the 160 acres located in the Calico Mining District in San Bernardino County, California as discussed above in Mineral properties.  It also includes various other payments and accruals for obligations related to our Langtry lease also as discussed above. The Company accrues amounts monthly for lease obligations due and paid in March each year.  For the three months ended March 31, 2014 we realized a $67,083 decrease in our accrued lease obligations.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value at March 31, 2015	Fair Value Measurement at March 31, 2015
		Level 1	Level 2	Level 3

Derivative warrant liability	$6,320	$—	$—	$6,320

	Fair Value at December 31, 2014	Fair Value Measurement at December 31, 2014
		Level 1	Level 2	Level 3

Derivative warrant liability	$7,320	$—	$—	$7,320

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

The change in fair value of our derivative warrant liability is as follows:

Balance, December 31, 2013	$ 17,500
Total gains (unrealized/realized) included in net loss	(10,180)
Balance, December 31, 2014	7,320
Total gains (unrealized/realized) included in net loss	(1,000)
Balance, March 31, 2015	$ 6,320

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

The following table summarizes the assumptions used to value our derivative warrants at March 31, 2015:

Fair value assumptions – derivative warrants:	March 31, 2015
Risk free interest rate	0.56%
Expected term (years)	1.9
Expected volatility	143%
Expected dividends	0%

The following table summarizes the assumptions used to value our derivative warrants at December 31, 2014:

Fair value assumptions – derivative warrants:	December 31, 2014
Risk free interest rate	0.67%
Expected term (years)	2.1
Expected volatility	112%
Expected dividends	0%

Note 5 – Convertible Notes Payable – Related Party

Notes Payable – Related Parties

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, was due in full on July 31, 2014, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.  On December 31, 2013 we amended the credit agreement to increase the borrowing limit under the line of credit to $1,250,000 and extend the maturity date to December 31, 2014.  Again, on December 31, 2014 we amended the credit agreement to increase the borrowing limit under the line of credit to $1,500,000 and extended the maturity date to December 31, 2015.  All other provisions under the agreement remained unchanged. The Company evaluated the convertible line of credit for derivative and beneficial feature conversion and concluded that there is no beneficial conversion since the conversion price at inception was greater than the market value of shares that would be issued upon conversion.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

Total principal amounts owed under the credit facility notes payable were $1,321,000 and $1,246,000 at March 31, 2015 and December 31, 2014, respectively.

Borrowings under our convertible note payable to Mr. Gibbs were $75,000 and $120,000 for the three months ended March 31, 2015 and 2014, respectively, and were generally used to pay certain mining lease obligations as discussed in Note 2 – Mineral Rights and Properties, as well as operating expenses.  No principal or interest payments were made to Mr. Gibbs during either the three months ended March 31, 2015 or 2014.

Total accrued interest on the notes payable to Mr. Gibbs were $123,607 and $107,926 at March 31, 2015 and December 31, 2014, respectively, and are included in Accrued interest - related parties on the accompanying balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $15,679 and $12,491 for the three months ended March 31, 2015 and 2014, respectively.

Note 6 - Commitments and Contingencies

We are subject to various commitments and contingencies under the Langtry Lease as discussed in Note 2 – Mining Rights and Properties.  All commitments and obligations under the Lease have been fulfilled to date.

Note 7 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan for the year ended December 31, 2014 and the three months ended March 31, 2015 is as follows.

Stock Options

A summary of our stock option activity for the years ended December 31, 2014 and 2013 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	750,000	$0.29
Options granted or expired	-
Outstanding at December 31, 2014	750,000	$0.29
Options granted or expired	-
Outstanding at March 31, 2015	750,000	$0.29

The weighted average contractual life of all outstanding options was 2.7 years at March 31, 2015.  No share based compensation expense was recorded for either the three months ended March 31, 2015 or 2014.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. For each of the three months ended March 31, 2015 and 2014, a total of $7,500 was recorded as management fees and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations.  As of March 31, 2015 all management fees due Mr. Power had been paid.

Accrued Interest - Related Parties

At March 31, 2015 and December 31, 2014, Accrued interest - related parties represented accrued interest payable to Mr. Gibbs in the amounts of $123,607 and $107,926, respectively.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements.  These advances are non-interest bearing and are generally repaid as cash becomes available.

Mr. Power made no advances to the Company during the three months ended March 31, 2015.  During the three months ended March 31, 2014, Mr. Power advanced the Company a total of $275, all of which was repaid during the quarter.  There were no outstanding advances at either March 31, 2015 or December 31, 2014.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.  At March 31, 2015 a total of $262 of Company charges was outstanding on his credit cards and is included in the accounts payable balance.  At December 31, 2014 a total of $806 of Company charges was outstanding on his credit cards and is included in the accounts payable balance.

Note 9 - Subsequent Events

Subsequent to March 31, 2015 the Company borrowed an additional $15,000 under the credit agreement from Mr. Gibbs.

Effective April 1, 2015, the Company executed a convertible promissory note (the “Note”) in the principal amount of $51,270.41 in favor of Clifford Neuman, the Company’s legal counsel, representing accrued and unpaid fees for past legal services.   The Note accrues interest at the rate of 6% per annum, compounded monthly, and is due on demand.  The principal and accrued interest due under the Note may be converted, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.0735 per share, which represented the market price of the Company’s common stock on the date the Note was made.  The conversion price is subject to adjustment in the event the Company sells shares of common stock or common stock equivalent at a price below the conversion price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Silver Corporation and its consolidated subsidiary.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Commission on April 3, 2015, and our interim unaudited condensed consolidated financial statements and notes thereto included with this report in Part I. Item 1.

Forward-Looking Statements

Some of the information presented in this Form 10-Q constitutes “forward-looking statements”.  These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts.  Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations.  Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

A summary of our results from operations is as follows:

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Exploration costs	$ 28,671	$ 463
General and administrative expenses	51,270	49,191
Total operating expenses	79,941	49,654
Operating loss	(79,941)	(49,654)
Total other expenses, net	(14,679)	(35,391)
Net loss	$ (94,620)	$ (85,045)

During the three months ended March 31, 2015, our loss from operations was $79,941 as compared to an operating loss of $49,654 during the same period in 2014. The $30,287 increase in our loss was mainly attributable to an increase in our exploration costs.

Operating expenses:

During the three months ended March 31, 2015, our total operating expenses increased $30,287, or 61%, from $49,654 to $79,941 for the three months ended March 31, 2014 and 2015, respectively.

During the three months ended March 31, 2015, we incurred $28,671 of exploration costs as compared to $463 during the same period in 2014, an increase of $28,208.  For the three months ended March 31, 2015, exploration costs primarily consisted of legal expenses associated with the Langtry project and consulting fees paid to our consulting geologist for analysis of other potential mineral opportunities.  For the three months ended March 31, 2014, exploration costs consisted of minor geological expenses associated with the Langtry project.

Our general and administrative expenses increased $2,079, or 4%, from $49,191 to $51,270 for the three months ended March 31, 2014 and 2015, respectively.  The increase is primarily attributable to small increases in professional services fees.

Other income (expense):

Our total other expenses were $14,679 during the three months ended March 31, 2015, as compared to total other expenses of $35,391 during the three months ended March 31, 2014.  For the three months ended March 31, 2015 we incurred $15,679 in interest expense associated with our related party convertible notes payable.  Interest expense for the three months ended March 31, 2014 was $12,491, which was also associated with our related party convertible notes payable.

Our periodic evaluation and mark-to-market of our derivative warrant liability at March 31, 2015 resulted in a $1,000 decrease in the liability as compared to a $22,900 increase in the liability for the three months ended March 31, 2014.

Liquidity and Capital Resources:

Liquidity

 During the three months ended March 31, 2015, we required capital principally for funding of our operating activities and required periodic mineral rights payments.  To date, we have financed our capital requirements through the sale of unregistered equity securities and borrowings primarily from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through additional borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financings could be highly dilutive to existing shareholders.

On March 31, 2015, we had $3,662 of cash and cash equivalents and negative working capital of $1,548,137.  This compares to cash on hand of $8,122 and negative working capital of $1,445,600 at December 31, 2014.

We have a Credit Agreement, as amended, with a significant shareholder, which provides us with an unsecured credit facility in the maximum borrowing amount of $1,500,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on December 31, 2015, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).  As of March 31, 2015 total borrowings under the Credit Agreement were $1,321,000.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$ (49,460)	$ (43,303)
Net cash used in investing activities	(30,000)	(90,000)
Net cash provided by financing activities	75,000	120,000
Net decrease in cash	(4,460)	(13,303)
Cash and cash equivalents, beginning of period	8,122	16,934
Cash and cash equivalents, end of period	$ 3,662	$ 3,631

Net cash used in operating activities:

Net cash used in operating activities was $49,460 and $43,303 during the three months ended March 31, 2015 and 2014, respectively.

Cash used in operating activities during the three months ended March 31, 2015 mainly related to our $(94,620) net loss as adjusted for the non-cash decrease in the fair value of our derivative warrant liability of $1,000 and changes in operating assets and liabilities.  Our changes in operating assets consisted of certain prepaid professional service fees totaling $6,570.  Current operating liabilities were comprised of a net $52,730 increase in current liabilities applicable to operations consisting of accounts payable and accrued liabilities generally representing accrued interest on our related party convertible notes payable.

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

Net cash used in investing activities:

Cash used in investing activities was $(30,000) during the three months ended March 31, 2015 as compared to $(90,000) during the three months ended March 31, 2014.

Cash used in investing activities during the three months ended March 31, 2015 represents our annual lease rental payments under our Langtry Lease of $30,000.  Cash used in investing activities during the three months ended March 31, 2014 also represents annual lease rental payments under our Langtry Lease of $90,000.

Net cash provided by financing activities:

Cash provided by financing activities during the three months ended March 31, 2015 was $75,000 compared to cash provided by financing activities of $120,000 during the same period in 2014, both representing borrowings under our credit agreement with a significant shareholder.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of March 31, 2015. No impairment loss was recognized during either the three months ended March 31, 2015 and 2014, and mineral rights are net of $0 of impairment losses as of March 31, 2015.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2014.

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

ATHENA SILVER CORPORATION

Dated: May 14, 2015	By:	_/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)