Form 10-Q
period 2015-06-30
ATHENA SILVER CORP
filed 2015-08-14
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [ X ]

On August 14,2015, there were 36,202,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 3,508	$ 8,122
Prepaid expenses	4,695	-
Total current assets	8,203	8,122
Mineral rights and properties - unproven	1,948,737	1,758,820
Total assets	$ 1,956,940	$ 1,766,942

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
Current liabilities:
Accounts payable	$ 54,569	$ 68,726
Accrued liabilities	17,667	23,750
Accrued interest	759	-
Accrued interest - related parties	140,431	107,926
Deed amendment liability – short-term portion	10,000	-
Derivative liabilities	37,950	7,320
Convertible note payable	51,270	-
Convertible notes payable - related parties	1,386,000	1,246,000
Total current liabilities	1,698,646	1,453,722
Deed amendment liability	130,000	-
Total liabilities	1,828,646	1,453,722

Commitments and contingencies	-	-

Shareholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,202,320 and 36,002,320 issued and outstanding	3,620	3,600
Additional paid-in capital	6,602,028	6,580,048
Accumulated deficit	(6,477,354)	(6,270,428)
Total shareholders' equity	128,294	313,220

Total liabilities and shareholders' equity	$ 1,956,940	$ 1,766,942

See notes to unaudited consolidated interim financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ending June 30,		Six months ending June 30,
	2015	2014	2015	2014
Operating expenses:
Exploration costs	$ 35,586	$ -	64,257	463
General and administrative expenses	27,507	25,119	78,777	74,310

Total operating expenses	63,093	25,119	143,034	74,773

Operating loss	(63,093)	(25,119)	(143,034)	(74,773)

Other income (expense):
Interest expense	(49,293)	(16,543)	(64,972)	(29,034)
Change in fair value of derivative liabilities	80	7,930	1,080	(14,970)

Total other income (expense)	(49,213)	(8,613)	(63,892)	(44,004)
Net loss	$ (112,306)	$ (33,732)	$ (206,926)	$ (118,777)

Basic and diluted net loss per common share
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)
Basic and diluted weighted-average Common shares outstanding	36,202,320	36,002,320	36,171,381	36,002,320

See notes to unaudited consolidated interim financial statements.

ATHENA SILVER CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$ (206,926)	$ (118,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	31,710	-
Change in fair value of derivative liabilities	(1,080)	14,970
Changes in operating assets and liabilities:
Prepaid expenses	(4,695)	(300)
Accounts payable	37,113	(9,153)
Accrued interest – related parties	32,505	29,034
Accrued liabilities and other liabilities	6,759	-
Net cash used in operating activities	(104,614)	(84,226)

Cash flows from investing activities:
Acquisition of mineral rights	(40,000)	(111,023)
Net cash used in investing activities	(40,000)	(111,023)

Cash flows from financing activities:
Borrowings from convertible notes payable - related parties	140,000	181,000
Net cash provided by financing activities	140,000	181,000

Net decrease in cash	(4,614)	(14,249)

Cash at beginning of period	8,122	16,934

Cash at end of period	$ 3,508	$ 2,685

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Decrease in accrued liabilities applicable to mineral rights	$ (12,083)	$ (42,083)
Conversion of accounts payable to convertible note payable	$ 51,270	$ -
Common stock issued for mineral rights	$ 22,000	$ -
Deed amendment liabilities	$ 140,000	$ -

See notes to unaudited consolidated interim financial statements.

ATHENA SILVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization, Basis of Presentation, and Going Concern

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

Basis of Presentation

We prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

At June 30, 2015, we had not yet achieved profitable operations and we have accumulated losses of $6,477,354 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2014 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,500,000, which provides the Company an additional $114,000 available under the credit line at June 30, 2015.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.  Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	June 30, 2015	December 31, 2014
Mineral properties	$156,707	$156,707
Mineral rights – Langtry Project	1,792,030	1,602,113
Mineral rights and properties	$1,948,737	$1,758,820

Mineral Properties

In 2014, we purchased of 160 acres of land (“Castle Rock”), located in the eastern Calico Mining District, San Bernardino County, California. The parcel is the SE quarter of Section 25, Township 10 North, Range 1 East and is mostly surrounded by public lands. It was purchased for $21,023 in a property tax auction conducted on behalf of the County.  The eastern part of the Calico Mining District is best known for industrial minerals and is not known to have any precious metal deposits.  It is not known at this time if there has ever been any mineral exploration or production on the acquired property.

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

•

The Langtry Property was also subject to a three percent (3%) net smelter royalty (“NSR”) in favor of Mobil Exploration and Producing North America Inc. (“Mobil”) from the sale of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In addition, there was an additional incremental 2% royalty on net smelter proceeds from silver sales above $10.00 per troy ounce plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $15.00 per troy ounce.  On May 28, 2015 the deed was amended by agreement between Mobil, the Lessor, and Athena to cap the NSR interest at 2% on all proceeds received from the sale of concentrates, precipitates, from metals produced from ores mined or extracted from the property.  In consideration for the amendment to the deed, Athena agreed to pay Mobil an amendment fee of $150,000, payable $10,000 upon execution of the amendment, with the balance of $140,000 due and payable in annual installment of $10,000 due June 1st each year beginning in 2016.  If Athena sells its interest in the Lease or enters into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

During the term of the Lease, Athena Minerals has the exclusive right to develop and conduct mining operations on the Langtry Property.   Future lease payments and/or exploration and development of this property will require new equity and/or debt capital.

During the six months ended June 30, 2015 we capitalized a total of $189,917 of lease rental obligations and payments related to Amendment No. 3 of the Lease, and the deed amendment with Mobil as discussed above.  The total amount capitalized includes the issuance of 200,000 shares of Athena common stock valued at $0.11 per share issued as consideration for modifications to the Lease.  These amounts are an increase to mineral rights and properties. The Company accrues amounts monthly for Lease obligations due and paid in March each year.  For the six months ended June 30, 2015 we realized a $12,083 decrease in our accrued Lease obligations.

During the year ended December 31, 2014 we capitalized a total of $69,523 as mineral properties and rights.  This amount included the purchase of the 160 acres located in the Calico Mining District in San Bernardino County, California as discussed above in Mineral properties.  It also includes various other payments and accruals for obligations related to our Langtry lease also as discussed above. The Company accrues amounts monthly for lease obligations due and paid in March each year.  For the six months ended June 30, 2014 we realized a $42,083 decrease in our accrued lease obligations.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at	Fair Value Measurement at June 30, 2015
	June 30, 2015	Level 1	Level 2	Level 3
Derivative liability - Warrants	$5,770	$—	$—	$5,770
Derivative liability – Convertible note payable	$32,180	$—	$—	$32,180

	Carrying Value at	Fair Value Measurement at December 31, 2014
	December 31, 2014	Level 1	Level 2	Level 3
Derivative liability - Warrants	$7,320	$—	$—	$7,320

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

Note 4 – Derivative Liabilities and Note Payable

Warrants:

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

The change in fair value of our derivative warrant liability is as follows:

Balance, December 31, 2013	$ 17,500
Total gains (unrealized/realized)
included in net loss	(10,180)
Balance, December 31, 2014	7,320
Total gains (unrealized/realized)
included in net loss	(1,550)
Balance, June 30, 2015	$ 5,770

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

The following table summarizes the assumptions used to value our derivative warrants at June 30, 2015:

Fair value assumptions – derivative warrants:	June 30, 2015
Risk free interest rate	0.64%
Expected term (years)	1.6
Expected volatility	139%
Expected dividends	0%

The following table summarizes the assumptions used to value our derivative warrants at December 31, 2014:

Fair value assumptions – derivative warrants:	December 31, 2014
Risk free interest rate	0.67%
Expected term (years)	2.1
Expected volatility	112%
Expected dividends	0%

Convertible Note Payable:

Effective April 1, 2015, the Company executed a convertible promissory note (the “Note”) in the principal amount of $51,270 in favor of Clifford Neuman, the Company’s legal counsel, representing accrued and unpaid fees for past legal services.   The Note accrues interest at the rate of 6% per annum, compounded quarterly, and is due on demand.  The principal and accrued interest due under the Note may be converted, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.0735 per share, which represented the market price of the Company’s common stock on the date the Note was made.  The conversion price is subject to adjustment in the event the Company sells shares of common stock or common stock equivalent at a price below the conversion price.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception.  The Note shall be evaluated quarterly, and upon any quarterly valuations in which the value of the discount increases, we will recognize a loss due to an increase in the fair value of the derivative liability.  Therefore, we recorded a derivative liability at the Note inception, and adjusted the liability at June 30, 2015.  As a result of these valuations, $31,710 of interest expense representing the amortization of the discount was recorded during the quarter ended June 30, 2015 and $470 was recorded as a loss due to change in the fair value of the derivative.

The change in fair value of our derivative liability – convertible note payable is as follows:

Balance, December 31,2014	$ -
Valuation at inception	31,710
Total losses (realized/unrealized) included in net loss	470
Balance, June 30,2015	$ 32,180

We estimate the fair value of this derivative at each balance sheet date until such time the Note is paid or converted.

We estimated the fair value of the derivative on the date of issuance and at June 30, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at inception on April 1, 2015:

Fair value assumptions – derivative:	Inception: April 1, 2015
Risk free interest rate	0.27%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at June 30, 2015:

Fair value assumptions – derivative:	June 30, 2015
Risk free interest rate	0.28%
Expected term (years)	1.0
Expected volatility	154%
Expected dividends	0%

A total of $759 of interest has accrued on the Note and is included in Accrued interest on the accompanying balance sheet at June 30, 2015.

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

Total principal amounts owed under the credit facility notes payable were $1,386,000 and $1,246,000 at June 30, 2015 and December 31, 2014, respectively.

Borrowings under our convertible note payable to Mr. Gibbs were $140,000 and $181,000 for the six months ended June 30, 2015 and 2014, respectively, and were generally used to pay certain mining lease obligations as discussed in Note 2 – Mineral Rights and Properties, as well as operating expenses.  No principal or interest payments were made to Mr. Gibbs during either the six months ended June 30, 2015 or 2014.

Total accrued interest on the notes payable to Mr. Gibbs were $140,431 and $107,926 at June 30, 2015 and December 31, 2014, respectively, and are included in Accrued interest - related parties on the accompanying balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $32,505 and $29,034 for the six months ended June 30, 2015 and 2014, respectively. Total related party interest expense was $16,826 and $16,543 for the three months ended June 30, 2015 and 2014, respectively.

Note 6 - Commitments and Contingencies

We are subject to various commitments and contingencies under the Langtry Lease as discussed in Note 2 – Mining Rights and Properties.  All commitments and obligations under the Lease have been fulfilled to date.

Note 7 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan for the year ended December 31, 2014 and the six months ended June 30, 2015 is as follows.

Stock Options

A summary of our stock option activity for the six months ended June 30, 2015 and for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	750,000	$ 0.29
Options granted or expired	-
Outstanding at December 31, 2014	750,000	$ 0.29
Options granted or expired	-
Outstanding at June 30, 2015	750,000	$ 0.29

The weighted average contractual life of all outstanding options was 2.4 years at June 30, 2015.  No share based compensation expense was recorded for either the three or six months ended June 30, 2015 or 2014.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. For each of the three and six months ended June 30, 2015 and 2014, a total of $7,500 and $15,000 was recorded as management fees and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2015 all management fees due Mr. Power had been paid.

Accrued Interest - Related Parties

At June 30, 2015 and December 31, 2014, Accrued interest - related parties represented accrued interest payable to Mr. Gibbs in the amounts of $140,431 and $107,926, respectively.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements.  These advances are non-interest bearing and are generally repaid as cash becomes available.

During the six months ended June 30, 2015 and 2014, Mr. Power advanced the Company a total of $330 and $334, respectively, all of which were repaid.  There were no outstanding advances at either June 30, 2015 or December 31, 2014.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.  At June 30, 2015 no Company charges were outstanding on his credit cards.  At December 31, 2014 a total of $806 of Company charges was outstanding on his credit cards and is included in the accounts payable balance.

Note 9 - Subsequent Events

Subsequent to June 30, 2015 the Company borrowed an additional $15,000 under the credit agreement from Mr. Gibbs.

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

Results of Operations for the Three Months Ended June 30, 2015 and 2014

A summary of our results from operations is as follows:

	Three Months Ended June 30,
	2015	2014
Operating expenses:
Exploration costs	$ 35,586	$ -
General and administrative expenses	27,507	25,119
Total operating expenses	63,093	25,119
Operating loss	(63,093)	(25,119)
Total other expenses, net	(49,213)	(8,613)
Net loss	$ (112,306)	$ (33,732)

During the three months ended June 30, 2015, our net loss was $112,306 as compared to a net loss of $33,732 during the same period in 2014. The $78,574 increase in our loss was mainly attributable to an increase in our exploration costs and certain non-cash charges associated with the inception of a convertible note payable.

Operating expenses:

During the three months ended June 30, 2015, our total operating expenses increased $37,974, or 151%, from $25,119 to $63,093 for the three months ended June 30, 2014 and 2015, respectively.

During the three months ended June 30, 2015, we incurred $35,586 of exploration costs.  We incurred no exploration costs during the three months ended June 30, 2014.  Our current period exploration costs primarily consisted of legal expenses associated with the preparation and filing of a certificate of compliance with San Bernardino County regarding the Langtry project and consulting fees paid to our consulting geologist for analysis of other potential mineral opportunities.

Our general and administrative expenses increased $2,388, or 10%, from $25,119 to $27,507 for the three months ended June 30, 2014 and 2015, respectively.  The increase is primarily attributable for an application fee to San Bernardino County, as well as small increases in professional services fees.

Other income (expense):

Our total other expenses were $49,213 during the three months ended June 30, 2015, as compared to total other expenses of $8,613 during the three months ended June 30, 2014.  For the three months ended June 30, 2015 we incurred $16,826 in interest expense associated with our related party convertible notes payable.  In addition, on April 1, 2015 we agreed to convert certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270, for which $759 of interest expense was charged for the period ended June 30, 2015.  Certain features of the convertible note payable resulted in an initial discount to the note of $31,710, which was charged to interest expense upon its inception.  The resulting liability represents a derivative liability that is evaluated at the end of each reporting period.  At June 30, 2015 our evaluation of the derivative liability resulted in a $470 increase of the liability that was recorded as a loss as a change in value of the derivative liability on the accompanying consolidated statement of operations for the three months ended June 30, 2015.

Interest expense for the three months ended June 30, 2014 was $16,543, representing interest accrued on our related party convertible notes payable.

Our periodic evaluation and mark-to-market of our derivative liability associated with outstanding common stock purchase warrants at June 30, 2015 resulted in a $550 decrease in the liability as compared to a $7,930 decrease in the liability for the three months ended June 30, 2014.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

A summary of our results from operations is as follows:

	Six Months Ended June 30,
	2015	2014
Operating expenses:
Exploration costs	$ 64,257	$ 463
General and administrative expenses	78,777	74,310
Total operating expenses	143,034	74,773
Operating loss	(143,034)	(74,773)
Total other expenses, net	(63,892)	(44,004)
Net loss	$ (206,926)	$ (118,777)

During the six months ended June 30, 2015, our net loss was $206,926 as compared to a net loss of $118,777 during the same period in 2014. The $88,149 increase in our loss was mainly attributable to an increase in our exploration costs and certain non-cash charges associated with the inception of a convertible note payable.

Operating expenses:

During the six months ended June 30, 2015, our total operating expenses increased $68,261, or 91%, from $74,773 to $143,034 for the six months ended June 30, 2014 and 2015, respectively.

During the six months ended June 30, 2015, we incurred $64,257 of exploration costs as compared to $463 during the same period in 2014, an increase of $63,794.  Our current period exploration costs primarily consisted of legal expenses associated with the preparation and filing of a certificate of compliance with San Bernardino County regarding the Langtry project and consulting fees paid to our consulting geologist for analysis of other potential mineral opportunities.  For the three months ended June 30, 2014, exploration costs consisted of minor geological expenses associated with the Langtry project.

Our general and administrative expenses increased $4,467, or 6%, from $74,310 to $78,777 for the six months ended June 30, 2014 and 2015, respectively.  The increase is primarily attributable to increases in professional services fees.

Other income (expense):

Our total other expenses were $63,892 during the six months ended June 30, 2015, as compared to total other expenses of $44,004 during the six months ended June 30, 2014.  For the six months ended June 30, 2015 we incurred $32,505 in interest expense associated with our related party convertible notes payable.  In addition, on April 1, 2015 we agreed to convert certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270, for which $759 of interest expense was charged for the period ended June 30, 2015.  Certain features of the convertible note payable resulted in an initial discount to the note of $31,710, which was charged to interest expense upon its inception.  The resulting liability represents a derivative liability that is evaluated at the end of each reporting period.  At June 30, 2015 our evaluation of the derivative liability resulted in a $470 increase of the liability that was recorded as a loss as a change in value of the derivative liability on the accompanying consolidated statement of operations for the six months ended June 30, 2015.

Interest expense for the six months ended June 30, 2014 was $29,034, representing interest accrued on our related party convertible notes payable.

Our periodic evaluations and mark-to-market of our derivative liability associated with outstanding common stock purchase warrants at June 30, 2015 have resulted in a $1,550 decrease in the liability as compared to a $14,970 increase in the liability for the six months ended June 30, 2014.

Liquidity and Capital Resources:

Liquidity

During the six months ended June 30, 2015, we required capital principally for funding of our operating activities and required periodic mineral rights payments.  To date, we have financed our capital requirements primarily through borrowings from related parties and the sale of unregistered equity securities. We expect to meet our future financing needs and working capital and capital expenditure requirements through additional borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financing could be highly dilutive to existing shareholders.

On June 30, 2015, we had $3,508 of cash and cash equivalents and negative working capital of $1,690,443.  This compares to cash on hand of $8,122 and negative working capital of $1,445,600 at December 31, 2014.

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

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).  As of June 30, 2015 total borrowings under the Credit Agreement were $1,386,000.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$ (104,614)	$ (84,226)
Net cash used in investing activities	(40,000)	(111,023)
Net cash provided by financing activities	140,000	181,000
Net decrease in cash	(4,614)	(14,249)
Cash and cash equivalents, beginning of period	8,122	16,934
Cash and cash equivalents, end of period	$ 3,508	$ 2,685

Net cash used in operating activities:

Net cash used in operating activities was $104,614 and $84,226 during the six months ended June 30, 2015 and 2014, respectively.

Cash used in operating activities during the six months ended June 30, 2015 mainly related to our $(206,926) net loss as adjusted for the non-cash amortization of the debt discount resulting from the conversion of certain accounts payable due our primary legal counsel into a convertible note payable, a net decrease in the fair value of our derivative liabilities of $1,080, and changes in operating assets and liabilities.  Our changes in operating assets represent certain prepaid professional service fees totaling $4,695.  Current operating liabilities were comprised of a net $76,377 increase in current liabilities applicable to operations consisting of accounts payable and accrued liabilities generally representing accrued interest on our related party convertible notes payable.

Cash used in operating activities during the six months ended June 30, 2014 mainly related to our $(118,777) net loss as adjusted for the non-cash increase in the fair value of our derivative warrant liability of $14,970 and changes in operating assets and liabilities.  Our changes in operating assets and liabilities were comprised of a $300 decrease in prepaid expenses, and a net $19,881 increase in current liabilities applicable to operations consisting of accounts payable, and accrued liabilities generally representing accrued interest on our related party convertible notes payable.

Net cash used in investing activities:

Cash used in investing activities was $(40,000) during the six months ended June 30, 2015 as compared to $(111,023) during the six months ended June 30, 2014.

Cash used in investing activities during the six months ended June 30, 2015 primarily represents our annual lease rental payments under our Langtry Lease of $30,000.  In addition, on May 28, 2015 we successfully negotiated an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage.  In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full.  If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.  The initial payment of $10,000 was capitalized as mineral rights associated with the Langtry Lease.

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

Net cash provided by financing activities:

Cash provided by financing activities during the six months ended June 30, 2015 was $140,000 compared to cash provided by financing activities of $181,000 during the same period in 2014, both representing borrowings under our credit agreement with a significant shareholder.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of June 30, 2015. No impairment loss was recognized during either the six months ended June 30, 2015 and 2014, and mineral rights are net of $0 of impairment losses as of June 30, 2015.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2014.

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

ATHENA SILVER CORPORATION

Dated: August 14, 2015	By:	_/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)