Form 10-Q
period 2015-09-30
ATHENA SILVER CORP
filed 2015-11-12
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Yes [   ] No [ X ]

On November 9, 2015, there were 36,202,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1,135	$ 8,122
Prepaid expenses	2,820	-

Total current assets	3,955	8,122

Mineral rights and properties - unproven	1,975,342	1,758,820

Total assets	$ 1,979,297	$ 1,766,942

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 61,089	$ 68,726
Accrued liabilities	30,167	23,750
Accrued interest	1,557	-
Accrued interest - related parties	158,181	107,926
Advances payable – related parties	750	-
Deed amendment liability – short-term portion	10,000	-
Derivative liabilities	9,050	7,320
Convertible note payable	51,270	-
Convertible notes payable - related parties	1,439,000	1,246,000

Total current liabilities	1,761,064	1,453,722

Deed amendment liability	130,000	-

Total current liabilities	1,891,064	1,453,722

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,202,320 and 36,002,320 issued and outstanding	3,620	3,600
Additional paid-in capital	6,602,028	6,580,048
Accumulated deficit	(6,517,415)	(6,270,428)
Total shareholders' equity	88,233	313,220

Total liabilities and shareholders' equity	$ 1,979,297	$ 1,766,942

See notes to unaudited consolidated interim financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ending September 30,		Nine months ending September 30,
	2015	2014	2015	2014
Operating expenses:
Exploration costs	$ 22,288	$ 4,178	$ 86,545	$ 4,641
General and administrative expenses	28,125	27,948	106,902	102,258

Total operating expenses	50,413	32,126	193,447	106,899

Operating loss	(50,413)	(32,126)	(193,447)	(106,899)

Other income (expense):
Interest expense	(18,548)	(12,682)	(83,520)	(41,716)
Change in fair value of derivative liabilities	28,900	13,620	29,980	(1,350)

Total other income (expense)	10,352	938	(53,540)	(43,006)
Net loss	$ (40,061)	$ (31,188)	$ (246,987)	$ (149,965)

Basic and diluted net loss per common share
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Basic and diluted weighted-average common shares outstanding	36,202,320	36,002,320	36,181,807	36,002,320

See notes to unaudited consolidated interim financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$ (246,987)	$ (149,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	31,710	-
Change in fair value of derivative liabilities	(29,980)	1,350
Changes in operating assets and liabilities:
Prepaid expenses	(2,820)	-
Accounts payable	35,633	(11,458)
Accrued interest – related parties	50,255	41,717
Accrued liabilities and other liabilities	10,057	-

Net cash used in operating activities	(152,132)	(118,356)

Cash flows from investing activities:
Acquisition of mineral rights	(48,605)	(116,603)

Net cash used in investing activities	(48,605)	(116,603)

Cash flows from financing activities:
Advances from related parties, net	750	-
Borrowings from notes payable – related parties	193,000	221,000

Net cash provided by financing activities	193,750	221,000

Net decrease in cash	(6,987)	(13,959)
Cash at beginning of period	8,122	16,934

Cash at end of period	$ 1,135	$ 2,975

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accrued liabilities applicable to mineral rights	$ 5,917	$ (17,083)
Conversion of accounts payable to convertible note payable	$ 51,270	$ -
Common stock issued for mineral rights	$ 22,000	$ -
Deed amendment liabilities	$ 140,000	$ -

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

Basis of Presentation

We prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

At September 30, 2015, we had not yet achieved profitable operations and we have accumulated losses of $6,517,415 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2014 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,500,000, which provides the Company an additional $61,000 available under the credit line at September 30, 2015.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.  Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	September 30, 2015	December 31, 2014
Mineral properties	$156,707	$156,707
Mineral rights – Langtry Project	1,818,635	1,602,113
Mineral rights and properties	$1,975,342	$1,758,820

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

The following summarizes the current significant provisions of the Lease, as amended:

•The Lease commenced March 15, 2010, and has a term of 20 years expiring March 15, 2030; with an option to extend an additional five years to 2035, and thereafter for so long as there is Commercial Silver Production, defined as at least 100,000 troy ounces of aggregate production per year.

•The Lease requires us to pay annual cash lease rental payments, in arrears, of $60,000 to $100,000 on March 15th of each year during the first five years of the Lease.

•The Lease requires us to pay annual cash lease rental payments, in arrears, of $100,000 to $200,000 (or the market price of 10,000 to 20,000 troy ounces of silver, whichever is higher (the “Silver Price Link to Rent”)) on March 15th of each year during the final 15 years of the Lease (i.e. 2016 through 2030).

•Rent for the years 2016 through 2025 is capped at $100,000 per year unless Commercial Silver Production has been achieved, in which case the Silver Price Link to Rent shall apply.

•The annual cap on rent of $100,000 shall be eliminated, and the Silver Price Link to Rent shall apply, for any year ending December 31 (for the following March 15 rent payment) in which the London Silver Fix is $60 or more for the continuous six month period beginning July 1 and ending December 31.

•The annual lease payment of $100,000 due on March 15, 2015 was paid $30,000 in cash and $70,000 deferred until 12 months after Commercial Silver Production is achieved.

•The annual lease payment of $100,000 due on March 15, 2016 will be payable $40,000 in cash and $60,000 deferred until 12 months after Commercial Silver Production is achieved.

•We have the right to eliminate the Silver Price Link to Rent from 2020 through March 15, 2026 by making a one-time payment to the Lessor in an amount equal to the London Silver Fix price of 25,000 troy ounces of silver.  The elimination of the Silver Price Link to Rent will be rescinded, however, if and when we achieve Commercial Silver Production.

•The lessor is entitled to a net smelter royalty of 3% of mineral production beginning in the sixth year of the Lease.

•Upon payment in full of both the Equity Consideration (which was completed in 2013), and Cash Consideration payments totaling $1,750,000 (of which a total of $250,000 was paid during 2012 and 2013), the Lessor’s 3% net smelter royalty on production will be eliminated entirely.  Any payments already made, or made in the future, towards the Cash Consideration will reduce the 3% net smelter production royalty to the Lessor on a pro-rata basis.  The remaining optional Cash Consideration payments of $250,000, $250,000, $500,000 and $500,000 are due on January 15th of 2017, 2018, 2019 and 2020, respectively.

•We shall have the option to purchase the Langtry patented claims during the period beginning January 15, 2015 and ending March 15, 2020 for $10 million plus transaction costs upon 30 days written notice to the Lessor provided that all payments due to the lessor are current as of the date of the exercise of the option to purchase.

•If we are in breach of the Lease, the Lessor will have the option to terminate the Lease by giving us 30 days written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the Lease term by giving the lessor 30 days written notice of termination on or before February 13th of each year.

•The Langtry Property was also subject to a three percent (3%) net smelter royalty (“NSR”) in favor of Mobil Exploration and Producing North America Inc. (“Mobil”) from the sale of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In addition, there was an additional incremental 2% royalty on net smelter proceeds from silver sales above $10.00 per troy ounce plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $15.00 per troy ounce.

•On May 28, 2015 the deed was amended by agreement between Mobil, the Lessor, and Athena to cap the NSR interest at 2% on all proceeds received from the sale of concentrates, precipitates, from metals produced from ores mined or extracted from the property.  In consideration for the amendment to the deed, Athena agreed to pay Mobil an amendment fee of $150,000, payable $10,000 upon execution of the amendment, with the balance of $140,000 due and payable in annual installment of $10,000 due June 1st each year beginning in 2016.  If Athena sells its interest in the Lease or enters into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

•On September 28, 2015, at the request of the Company and its advisors, the San Bernardino County Land Use Services Department (the “Department”) issued and recorded a Certificate of Land Use Compliance for Vested Land Use in which the Department formally determined that the Langtry property had the legally established right for mineral resource development activity (the “Vested Right”).  The Vested Right is subject to certain conditions set forth in the Certificate and runs with the Langtry property in perpetuity.

During the term of the Lease, Athena Minerals has the exclusive right to develop and conduct mining operations on the Langtry Property. Future lease payments and/or exploration and development of this property will require new equity and/or debt capital.

In August 2015 the Company acquired by deed conveyance 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property. In consideration of the conveyance, the Company agreed to pay $10,000, payable in equal monthly installments of $1,000 beginning on September 1, 2015. As of September 30, 2015, $2,000 of this obligation has been paid. The remaining $8,000 due under the agreement is included in accounts payable in the accompanying balance sheet at September 30, 2015.

During the nine months ended September 30, 2015 we capitalized a total of $216,522 of lease rental obligations and payments related to Amendment No. 3 of the Lease, the deed amendment with Mobil, and the acquisition of other unpatented mining claims, all as discussed above.  The total amount capitalized includes the issuance of 200,000 shares of Athena common stock valued at $0.11 per share issued as consideration for modifications to the Lease.  These amounts are an increase to mineral rights and properties. The Company accrues amounts monthly for Lease obligations due and paid in March each year.  For the nine months ended September 30, 2015 we realized a $5,917 increase in our accrued Lease obligations.

During the year ended December 31, 2014 we capitalized a total of $69,523 as mineral properties and rights.  This amount included the purchase of the 160 acres located in the Calico Mining District in San Bernardino County, California as discussed above in Mineral properties.  It also includes various other payments and accruals for obligations related to our Langtry lease also as discussed above. The Company accrues amounts monthly for lease obligations due and paid in March each year.  For the nine months ended September 30, 2014 we realized a $17,083 decrease in our accrued lease obligations.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at September 30, 2015	Fair Value Measurement at September 30, 2015
		Level 1	Level 2	Level 3
Derivative liability - Warrants	$1,070	$—	$—	$1,070

Derivative liability – Convertible note payable	$7,980	$—	$—	$7,980

	Carrying Value at December 31, 2014	Fair Value Measurement at December 31, 2014
		Level 1	Level 2	Level 3
Derivative liability - Warrants	$7,320	$—	$—	$7,320

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

The change in fair value of our derivative warrant liability is as follows:

Balance, December 31, 2013	$17,500
Total gains (unrealized/realized) included in net loss	(10,180)
Balance, December 31, 2014	7,320
Total gains (unrealized/realized) included in net loss	(6,250)
Balance, September 30, 2015	$1,070

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

The following table summarizes the assumptions used to value our derivative warrants at September 30, 2015:

Fair value assumptions – derivative warrants:	September 30, 2015
Risk free interest rate	0.33%
Expected term (years)	1.4
Expected volatility	142%
Expected dividends	0%

The following table summarizes the assumptions used to value our derivative warrants at December 31, 2014:

Fair value assumptions – derivative warrants:	December 31, 2014
Risk free interest rate	0.67%
Expected term (years)	2.1
Expected volatility	112%
Expected dividends	0%

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

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note are considered a discount to the Note. However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively.  At the inception of the Note, we recognized $31,710 of interest expense representing the amortization of the discount and the establishment of derivative liability. As a result of the quarterly valuations, total gains of $23,730 have been recorded due to decreases in the fair value of the derivative.

The change in fair value of our derivative liability – convertible note payable is as follows:

Balance, December 31,2014	$-
Valuation at inception	31,710
Total gains (realized/unrealized) included in net loss	(23,730)
Balance, September 30,2015	$7,980

We estimate the fair value of this derivative at each balance sheet date until such time the Note is paid or converted.

We estimated the fair value of the derivative on the date of issuance and at September 30, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at inception on April 1, 2015:

Fair value assumptions – derivative:	Inception: April 1, 2015
Risk free interest rate	0.27%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at September 30, 2015:

Fair value assumptions – derivative:	September 30, 2015
Risk free interest rate	0.33%
Expected term (years)	1.0
Expected volatility	138%
Expected dividends	0%

A total of $1,557 of interest has accrued on the Note and is included in Accrued interest on the accompanying balance sheet at September 30, 2015.

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

Total principal amounts owed under the credit facility notes payable were $1,439,000 and $1,246,000 at September 30, 2015 and December 31, 2014, respectively.

Borrowings under our convertible note payable to Mr. Gibbs were $193,000 and $221,000 for the nine months ended September 30, 2015 and 2014, respectively, and were generally used to pay certain mining lease obligations as discussed in Note 2 – Mineral Rights and Properties, as well as operating expenses.  No principal or interest payments were made to Mr. Gibbs during either the nine months ended September 30, 2015 or 2014.

Total accrued interest on the notes payable to Mr. Gibbs were $158,181 and $107,926 at September 30, 2015 and December 31, 2014, respectively, and are included in Accrued interest - related parties on the accompanying balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $50,255 and $41,716 for the nine months ended September 30, 2015 and 2014, respectively. Total related party interest expense was $17,750 and $12,682 for the three months ended September 30, 2015 and 2014, respectively.

Note 6 - Commitments and Contingencies

We are subject to various commitments and contingencies under the Langtry Lease as discussed in Note 2 – Mining Rights and Properties.  All commitments and obligations under the Lease have been fulfilled to date.

Note 7 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan for the year ended December 31, 2014 and the nine months ended September 30, 2015 is as follows.

Stock Options

A summary of our stock option activity for the nine months ended September 30, 2015 and for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	750,000	$0.29
Options granted or expired	-
Outstanding at December 31, 2014	750,000	$0.29
Options granted or expired	-
Outstanding at September 30, 2015	750,000	$0.29

The weighted average contractual life of all outstanding options was 2.2 years at September 30, 2015. No share based compensation expense was recorded for either the three or nine months ended September 30, 2015 or 2014.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. For each of the three and nine months ended September 30, 2015 and 2014, a total of $7,500 and $22,500 was recorded as management fees and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2015, $2,500 of management fees due Mr. Power had not been paid and are included in accrued liabilities on the accompanying balance sheet at September 30, 2015.

Accrued Interest - Related Parties

At September 30, 2015 and December 31, 2014, Accrued interest - related parties represented accrued interest payable to Mr. Gibbs in the amounts of $158,181 and $107,926, respectively.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements.  These advances are non-interest bearing and are generally repaid as cash becomes available.

During the nine months ended September 30, 2015 and 2014, Mr. Power advanced the Company a total of $1,805 and $334, respectively.  As of September 30, 2015, $750 of the advances had not been repaid and are included as Advances payable – related parties on the accompanying balance sheet at September 30, 2015. There were no outstanding advances at December 31, 2014.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.  At September 30, 2015, a total of $686 of charges was due Mr. Power and is included in Accounts payable on the accompanying balance sheet at September 30, 2015.  At December 31, 2014 a total of $806 of Company charges was outstanding on his credit cards.

Note 9 - Subsequent Events

Subsequent to September 30, 2015 the Company borrowed an additional $25,000 under the credit agreement from Mr. Gibbs.

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

On March 15, 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which granted us a 20 year lease to develop and conduct mining operations on a 413 acre group of 20 patented mining claims located in the Calico Mining District (the “Langtry Property”, or the “Property”), also with an option to purchase the Property. This Property is located at the base of the Calico Mountains northeast of Barstow, in San Bernardino County, California.   In addition to the patented claims controlled through this mining lease, the Company has staked and acquired unpatented mining claims that together represent the Langtry project.

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

Results of Operations for the Three Months Ended September 30, 2015 and 2014

A summary of our results from operations is as follows:

	Three Months Ended September 30,
	2015	2014
Operating expenses:
Exploration costs	$22,288	$4,178
General and administrative expenses	28,125	27,948
Total operating expenses	50,413	32,126
Operating loss	(50,413)	(32,126)
Total other income, net	10,352	938
Net loss	$(40,061)	$(31,188)

During the three months ended September 30, 2015, our net loss was $40,061 as compared to a net loss of $31,188 during the same period in 2014. The $8,873 increase in our loss was mainly attributable to an increase in our exploration costs.

Operating expenses:

During the three months ended September 30, 2015, our total operating expenses increased $18,287, or 57%, from $32,126 to $50,413 for the three months ended September 30, 2014 and 2015, respectively.

During the three months ended September 30, 2015, we incurred $22,288 of exploration costs as compared to $4,178 of exploration costs during the three months ended September 30, 2014.  Our current period exploration costs primarily consisted of legal expenses associated with the preparation and filing of a certificate of compliance with San Bernardino County regarding the Langtry project.   The certificate of compliance was approved by San Bernardino County in September 2015 and future legal fees should be reduced as a result of the completion of this process.

Our general and administrative expenses insignificantly increased $177 from $27,948 to $28,125 for the three months ended September 30, 2014 and 2015, respectively.

Other income (expense):

Our total other income was $10,352 during the three months ended September 30, 2015, as compared to total other income of $938 during the three months ended September 30, 2014.  For the three months ended September 30, 2015 we incurred $18,548 in interest expense primarily associated with our related party convertible notes payable totaling $17,750.  In addition, on April 1, 2015 we agreed to convert certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270. A total of $798 of interest expense was charged for the period ended September 30, 2015 associated with this convertible note.  Certain features of the convertible note payable resulted in an initial discount to the note of $31,710, which was charged to interest expense upon its inception during the second quarter.  The resulting liability represents a derivative liability that is evaluated at the end of each reporting period.  At September 30, 2015 our evaluation of the derivative liability resulted in a $24,200 decrease of the liability that was recorded as a gain as a change in value of the derivative liability on the accompanying consolidated statement of operations for the three months ended September 30, 2015.

Our periodic evaluation and mark-to-market of our derivative liability associated with outstanding common stock purchase warrants at September 30, 2015 resulted in a $4,700 decrease in the liability as compared to a $13,620 decrease in the liability for the three months ended September 30, 2014.

Interest expense for the three months ended September 30, 2014 was $12,682, representing interest accrued on our related party convertible notes payable.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

A summary of our results from operations is as follows:

	Nine Months Ended September 30,
	2015	2014
Operating expenses:
Exploration costs	$86,545	$4,641
General and administrative expenses	106,902	102,258
Total operating expenses	193,447	106,899
Operating loss	(193,447)	(106,899)
Total other expenses, net	(53,540)	(43,066)
Net loss	$(246,987)	$(149,965)

During the nine months ended September 30, 2015, our net loss was $246,987 as compared to a net loss of $149,965 during the same period in 2014. The $97,022 increase in our loss was mainly attributable to an increase in our exploration costs and certain non-cash charges associated with the inception of a convertible note payable.

Operating expenses:

During the nine months ended September 30, 2015, our total operating expenses increased $86,548, or 81%, from $106,899 to $193,447 for the nine months ended September 30, 2014 and 2015, respectively.

During the nine months ended September 30, 2015, we incurred $86,545 of exploration costs as compared to $4,641 during the same period in 2014, an increase of $81,904.  Our current period exploration costs primarily consisted of legal expenses associated with the preparation and filing of a certificate of compliance with San Bernardino County regarding the Langtry patented claims held under lease  and consulting fees paid to our consulting geologist for analysis of other potential mineral opportunities.  For the nine months ended September 30, 2014, exploration costs consisted primarily of legal expenses associated with the Langtry project.

Our general and administrative expenses increased $4,644, or 5%, from $102,258 to $106,902 for the nine months ended September 30, 2014 and 2015, respectively.  The increase is primarily attributable to increases in professional services fees and the securing of certain licenses and permits.

Other income (expense):

Our total other expenses were $53,540 during the nine months ended September 30, 2015, as compared to total other expenses of $43,066 during the nine months ended September 30, 2014.  For the nine months ended September 30, 2015 we incurred $50,254 in interest expense associated with our related party convertible notes payable.  In addition, on April 1, 2015 we agreed to convert certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270, for which $1,557 of interest expense was charged for the nine months ended September 30, 2015.  Certain features of the convertible note payable resulted in an initial discount to the note of $31,710, which was charged to interest expense upon its inception during the second quarter.  The resulting liability represents a derivative liability that is evaluated at the end of each reporting period.  Our quarterly evaluations of the derivative liability have resulted in a $23,730 decrease of the liability that was recorded as a gain as a change in value of the derivative liability on the accompanying consolidated statement of operations for the nine months ended September 30, 2015.

Our periodic evaluations and mark-to-market of our derivative liability associated with outstanding common stock purchase warrants at September 30, 2015 have resulted in a $6,250 decrease in the liability as compared to a $1,350 increase in the liability for the nine months ended September 30, 2014.

Interest expense for the nine months ended September 30, 2014 was $41,716, representing interest accrued on our related party convertible notes payable.

Liquidity and Capital Resources:

Liquidity

During the nine months ended September 30, 2015, we required capital principally for funding of our operating activities and required periodic mineral rights payments.  To date, we have financed our capital requirements primarily through borrowings from related parties and the sale of unregistered equity securities. We expect to meet our future financing needs and working capital and capital expenditure requirements through additional borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financing could be highly dilutive to existing shareholders.

On September 30, 2015, we had $1,135 of cash and cash equivalents and negative working capital of $1,757,109.  This compares to cash on hand of $8,122 and negative working capital of $1,445,600 at December 31, 2014.

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

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).  As of September 30, 2015 total borrowings under the Credit Agreement were $1,439,000.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(152,132)	$(118,356)
Net cash used in investing activities	(48,605)	(116,603)
Net cash provided by financing activities	193,750	221,000
Net decrease in cash	(6,987)	(13,959)
Cash and cash equivalents, beginning of period	8,122	16,934
Cash and cash equivalents, end of period	$1,135	$2,975

Net cash used in operating activities:

Net cash used in operating activities was $152,132 and $118,356 during the nine months ended September 30, 2015 and 2014, respectively.

Cash used in operating activities during the nine months ended September 30, 2015 mainly related to our $(246,987) net loss as adjusted for the non-cash amortization of the debt discount resulting from the conversion of certain accounts payable due our primary legal counsel into a convertible note payable, a net decrease in the fair value of our derivative liabilities of $29,980, and changes in operating assets and liabilities.  Our changes in operating assets represent payments of certain prepaid professional service fees totaling $2,820.  Current operating liabilities were comprised of a net $95,945 increase in current liabilities applicable to operations consisting of accounts payable and accrued liabilities primarily representing accrued interest on our related party convertible notes payable.

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

Net cash used in investing activities:

Cash used in investing activities was $(48,605) during the nine months ended September 30, 2015 as compared to $(116,603) during the nine months ended September 30, 2014.

Cash used in investing activities during the nine months ended September 30, 2015 primarily represents our annual lease rental payments under our Langtry Lease of $30,000.  In addition, on May 28, 2015 we successfully negotiated an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage.  In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full.  If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.  The initial payment of $10,000 was capitalized as mineral rights associated with the Langtry Lease.

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

Net cash provided by financing activities:

Cash provided by financing activities during the nine months ended September 30, 2015 was $193,750 compared to cash provided by financing activities of $221,000 during the same period in 2014, both representing borrowings under our credit agreement with a significant shareholder. In addition, during the nine months ended September 30, 2015 the Company’s President had advanced a total of $1,805 of which $1,055 had been repaid leaving an unpaid balance of $750 which is included as net advances from related parties in the Consolidated Statement of Cash Flows.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of September 30, 2015. No impairment loss was recognized during either the nine months ended September 30, 2015 and 2014, and mineral rights are net of $-0- of impairment losses as of September 30, 2015.

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

ATHENA SILVER CORPORATION

Dated: November 9, 2015	By:	_/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)