Form 10-K
period 2015-12-31
ATHENA SILVER CORP
filed 2016-04-05
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

9

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,115,781 based upon the last sale price of $0.0735 as reported on the OTC.QB effective June 30, 2015.

The number of shares outstanding of the registrant’s common stock, as of March 31, 2016 is 36,202,320.

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

In March 2016, we entered into a new lease/option agreement further described herein that replaced the prior mining lease and its amendments #1, #2 and #3.  In addition to the patented claims controlled through this mining lease, the Company has staked and acquired unpatented mining claims that together represent the Langtry project.

On September 28, 2015, at the request of the Company and its advisors, the San Bernardino County Land Use Services Department (the “Department”) issued and recorded a Certificate of Land Use Compliance for Vested Land Use in which the Department formally determined that the Langtry property had the legally established right for mineral resource development activity (the “Vested Right”).  The Vested Right is subject to certain conditions set forth in the Certificate and runs with the Langtry property in perpetuity.

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

SUMMARY PROVISIONS OF THE LANGTRY LEASE/OPTION

In 2010, we entered into a 20 year Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) granting us the exclusive right to explore, develop and conduct mining operations on a group of 20 patented mining claims consisting of approximately 413 acres that comprise our Langtry Property (“Langtry” or the “Langtry Property”).   Effective November 28, 2012, December 19, 2013 and January 21, 2015, we executed Amendments No. 1, 2 and 3, respectively, to the Langtry Lease modifying certain terms.

Under Amendment No. 3 to the Lease, the Lessor was issued 200,000 shares of restricted Athena common stock as compensation for the modifications.

Effective March 10, 2016, we executed and delivered new Lease/Purchase Option (“Lease/Option”) covering our flagship Langtry Property located in the Calico Mining District, San Bernardino County, California.  The Lease/Option also includes two unpatented mining claims in the Calico Mining District known as the Lilly #10 and Quad Deuce XIII (the “Langtry Unpatented Claims”), which we have previously owned and agreed to transfer to the Lessor subject to the Lease/Option. The new Lease/Option supercedes all prior agreements.  The following is a summary of the highlights of the new Lease/Option, which is qualified in its entirety by the provisions of the Lease/Option which was filed as Exhibit 10.1 to our Current Report dated March 10, 2016:

•

The Lease/Option has a term of 20 years, and grants an exclusive right to explore, develop and purchase the Langtry property.  Rent payments under the Lease are a nominal $1 per year, payable in advance.

•

Option payments: in order to maintain the option to purchase, we  are required to pay option payments (“Option Payments”) as follows:  $40,000 year 1; the greater of $40,000 or the spot price of 2,500 ounces of silver in years 2 through 5; the greater of $50,000 or the spot price of 2,500 ounces of silver in years 6 through 10; the greater of $75,000 or the spot price of 3,750 ounces of silver in years 11 through 15; and the greater of $100,000 or the spot price of 5,000 ounces of silver in years 16 through 20. 50% of all Option Payments are credited against the purchase price should the Company exercise the purchase option.

•

In 2016, the option payment is due $20,000 on March 15 and $20,000 on September 15.   In subsequent years, the option payment is due March 15.

•

Option Purchase Price:  We have the option to purchase fee title to the Langtry Property for the full 20 year term of the Lease/Option.  The purchase price is:

•

Years 1 through 3 (3-15-2016 to 3-15-2019):  $5,000,000

•

Years 4 through 5 (3-15-2019 to 3-15-2021): the greater of $5,000,000 or the spot price of 250,000 troy ounces of silver,  plus payment of the deferred rent of $130,000;

•

Years 6 through 10 (3-15-2021 to 3-15-26):  the greater of $7,500,000 or the spot price of  375,000 troy ounces of silver, plus payment of the deferred rent of $130,000;

•

Years 11 through 20 (3-15-2026 to 3-15-2036):  the greater of $10,000,000 or the spot price of 500,000 troy ounces of silver, plus payment of the deferred rent of $130,000.

•

During the lease term, and provided the purchase option has not been exercised, the lessor is entitled to receive a 2% NSR on silver production and a 3% to 5% royalty on other mineral production and certain other revenue streams;

•

After exercise of the purchase option, the lessor will not receive royalties on silver or other precious metals production but will receive a 5% royalty on barite production and other revenue streams.

•

Deferred rent of $130,000 under the prior lease shall be payable upon exercise of the purchase option or upon Athena entering into a joint venture or other arrangement to develop the Langtry prospect.

•

If we are in breach of the Lease/Option, the Lessor will have the option to terminate the Lease by giving us 30 days written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the Lease term by giving the lessor 30 days written notice of termination on or before February 13th of each year.

•

The Langtry Property is also subject to a net smelter royalty in favor of Mobil Exploration and Producing North America Inc. from the sale of concentrates, precipitates or metals produced from ores mined from the royalty acreage.   The agreement dated April 30, 1987 granted a base net smelter royalty of 3% plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $10.00 per troy ounce plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $15.00 per troy ounce.

•

On May 28, 2015 we executed an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage.  In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full.  If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

During the term of the Lease/Option, Athena Minerals has the exclusive right to develop and conduct mining operations on the Langtry Property.   Future lease payments and/or exploration and development of this property will require additional equity and/or debt capital.

LANGTRY PROJECT CLAIMS

In April, 2010, we staked nine unpatented mining lode claims and in October 2011, we staked an additional 13 unpatented mining lode claims all of which are located in Sections 7,8,9,16,17 & 18 of Township 10 North, Range 1 East, San Bernardino Base & Meridian on federal land managed by the Bureau of Land Management (“BLM”). These 22 unpatented claims are adjacent or in close proximity to our Langtry Property.  In Jan 2013, we over staked one additional unpatented mining claim.   In August 2015, we acquired 15 unpatented mining claims adjacent to our existing holdings.  These 38 unpatented claims together with the 20 patented Langtry Property claims comprise our Langtry Project. All of our unpatented claims are active and valid, subject to renewals. We have not undertaken any exploration activity on our unpatented claims and they have no known reserves.   Our annual renewal costs are $155 per claim prior to September 1 of each year.

BLM Serial No.

Claim Name

CAMC296910

Clipper #1

CAMC296911

Clipper #2

CAMC296912

Clipper #3

CAMC296913

Clipper #4

CAMC296914

Clipper #5

CAMC296915

Hawaii Clipper

CAMC296916

California Clipper #2

CAMC296917

California Clipper #3

CAMC296918

California Clipper #4

CAMC300265

Clipper #12

CAMC300266

Clipper #13

CAMC300267

Clipper #14

CAMC300268

Clipper #15

CAMC300269

Clipper #16

CAMC300270

Clipper #17

CAMC300271

Clipper #18

CAMC300272

Clipper #19

CAMC300273

Clipper #20

CAMC300274

Clipper #21

CAMC300275

Clipper #22

CAMC300276

Clipper #23

CAMC300277

Clipper #24

On January 15, 2013, we over-staked with the BLM an existing claim, (CAMC0306178) Quad Duece XIII, held by a third party that we believed was deficient in meeting the statutory requirements and therefore subject to overstaking.  The claim we over-staked Lilly #10 (CACM 290263) was later acquired in August 2015.    As of now, we maintain both claims in good standing.   Both the Lilly#10 and Quad Deuce XIII were assigned to the Lessor and included in our rights under the Lease/Option.

In August 2015 the Company acquired by deed conveyance 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property. In consideration of the conveyance, the Company agreed to pay $10,000, payable in equal monthly installments of $1,000 beginning on September 1, 2015.     These claims were renewed with the BLM in August 2015 and are in good standing until August 31, 2016.    There is a recorded lien granted to a third party on these claims granted by the former owner.  We are attempting to get a release of this lien as we no longer believe it is valid.   However, we can make no assurances that a lien release can be obtained and that the lien is no longer valid.

CAMC 0290263	LILLY #10
CAMC 0290264	LILLY #11
CAMC 0290265	LILLY #12
CAMC 0290266	LILLY #13
CAMC 0290267	LILLY #14
CAMC 0290268	LILLY #15
CAMC 0290269	LILLY #16
CAMC 0290270	LILLY #17
CAMC 0290271	LILLY #18
CAMC 0290272	LILLY #19
CAMC 0289957	SILVERADO #30
CAMC 0289958	SILVERADO #31
CAMC 0289960	SILVERADO #33
CAMC 0289962	SILVERADO #35
CAMC 0289963	SILVERADO #36

OTHER UNPATENTED MINING CLAIMS

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

We are not presently planning any exploration activities on the Waterman Claims and the claims are not considered a material property at this time. There are no capitalized costs associated with this property.

ABANDONED MINING CLAIMS

On November 15, 2010, we staked nine unpatented lode claims in San Bernardino County, California.    The claims are located in Sections 7 and 18, Township 10 North, Range 2 West, San Bernardino Base & Meridian.   The claims are adjacent to a historic silver/lead mine known as the Pedry Mine (the “Pedry Claims”).  There are no known reserves on these claims.

These claims were filed with the BLM on January 13, 2011 and were renewed annually until 2015 when they were not renewed and abandoned.

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

LOCATION, HISTORY AND GEOLOGY OF THE LANGTRY PROJECT

Langtry Project:

The Langtry Project covers approximately 1,200 acres and consists of 20 patented lode mining claims held under the Strachan Lease and 38 unpatented lode mining claims with the BLM.

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

ATHENA MINERALS, INC.

CLAIMS EXHIBIT

VICINITY OF CALICO
COUNTY OF SAN BERNARDINO, CA

"SILVERADO"
"SILVERADO"
"LANGTRY"
"CLIPPER"
"LILLY"
"CALIFORNIA CLIPPER"
"HAWAII"
FORT IRWIN ROAD
SEC. 6 SEC. 7
SEC. 7 SEC. 8
SEC. 5 SEC. 4
SEC. 8 SEC. 9
SEC. 18 SEC. 17
SEC. 8 SEC. 9
SEC. 17 SEC. 16
N 64°00'00" W
N 26°00'00" E
8
9
1000 0 1000 2000 3000
SCALE: 1"=1000'
REGIONAL MAP
NOT TO SCALE
CLAIMS SITE
VICINITY MAP
NOT TO SCALE
CLAIMS SITE

MAP LEGEND:

- PATENTED ATHENA MINERALS CLAIMS
- UNPATENTED ATHENA MINERALS CLAIMS
- CLAIMS ACQUIRED AUGUST 2015
- SECTION LINES
- 100' EXISTING INDEX CONTOURS (U.S.G.S)
- 20' EXISTING INTERVAL CONTOURS (U.S.G.S.)
- "LILLY 10"/"QUAD DEUCE XIII"

I:\2010 Jobs\103567 Athena Minerals Inc. - Calico\Claims Exhibit REV 6 civil3d.dwg

DRAFTED: 03-30-16

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

Superior received a patent for 20 of the 21 claims applied for which comprise the claims now held under the option/lease agreement between Strachan and Athena.    The claim not approved for patent known as Lilly 10 or Quad Deuce XIII is also held under the option lease agreement between Strachan and Athena.

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

SILVER PRICES

Our operating results are substantially dependent upon the world market prices of silver. We have no control over silver prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low London Fix prices of silver (as reported by www.kitco.com) per ounce during the periods indicated:

	Year Ended December 31,
	2015		2014		2013
	High	Low	High	Low	High	Low
Silver	$18.23	$13.71	$22.05	$15.28	$32.23	$18.61

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our financial statements for the years ended December 31, 2015 and 2014, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern

We have no history of or experience in mineral production.

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

We may not be able to obtain all of the permits required for development of the Langtry Project.

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

• speculative activities;

• expectations for inflation; and

• political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.kitco.com, during the three-year period ended December 31, 2015, the high and low settlement prices for silver were $32.23 and $13.71 per ounce, respectively.

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

ITEM 1B. – UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.        PROPERTIES

Descriptions of our mining and other properties are contained in the Business discussion in this Report.

ITEM 3.        LEGAL PROCEEDINGS

None.

ITEM 4.        REMOVED AND RESERVED

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS

Market Information

Our outstanding shares of common stock traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” from January 1, 2007 to February 5, 2010.  Effective February 5, 2010, our outstanding shares of common stock have traded over-the-counter and quoted on the OTCBB under the symbol “AHNR”.  Our common stock is quoted currently on the OTC.QB of the OTC Markets Group, Inc. under the symbol “AHNR.” The reported high and low closing bid prices for our common stock are shown below for the period from January 1, 2014 through December 31, 2015. All quoted prices reflect inter-dealer prices without retail markup, mark-down or commission and may not necessarily represent actual transactions.

	2015		2014
	High	Low	High	Low
First quarter ended March 31	$0.15	$0.04	$0.24	$0.13
Second quarter ended June 30	$0.07	$0.07	$0.21	$0.11
Third quarter ended September 30	$0.07	$0.03	$0.22	$0.11
Fourth quarter ended December 31	$0.04	$0.02	$0.11	$0.06

Registered Holders of our Common Stock

As of March 31, 2016, there were approximately 56 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Equity Compensation Plan Information

The following table summarizes our common shares authorized for issuance under equity compensation plans as of December 31, 2015:

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

On March 15, 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which granted us a 20 year lease to develop and conduct mining operations on a 413 acre group of 20 patented mining claims located in the Calico Mining District (the “Langtry Property”, or the “Property”), also with an option to purchase the Property. This Property is located at the base of the Calico Mountains northeast of Barstow, in San Bernardino County, California.  We also entered into amendments #1, #2 and #3 to the lease.

In March 2016, we entered into a new lease/option agreement further described herein that replaced the prior mining lease and its amendments #1, #2 and #3.  In addition to the patented claims controlled through this mining lease, the Company has staked and acquired unpatented mining claims that together represent the Langtry project.

During the first quarter of 2011, we completed a 13-hole drilling program on our Langtry Property in an effort to validate the results of an earlier drilling program undertaken by a previous owner of the Property during the 1960’s and 1970’s and to further define silver deposits near historic workings on the Property. During the remainder of 2011 and during the first quarter of 2012, we evaluated the results of our drilling program, performed metallurgical studies and hired an independent firm to estimate our resources.   In May 2012, our independent consultant issued a N I 43-101 report following the guidelines specified by the Canadian Council of Professional Geoscientists and included a description of the Langtry Property and location, history, geological setting, deposit types, mineralization, exploration, drilling, sampling method and approach, sample preparation, analyses and security, data verification, mineral resource and mineral reserve estimates, as well as other relevant data and information.  Since the completion of these work programs on the property, we have not had the resources to do further field work and have focused on other ways to maximize value through the renegotiation of our lease obligations and pursing a vested mining right with the County of San Bernardino.

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

Results of Operations for the Years Ended December 31, 2015 and 2014

A summary of our results from operations is as follows:

	Years Ended December 31,
	2015	2014
Operating expenses:
Exploration costs	$ 93,661	$ 19,080
General and administrative expenses	133,299	127,240
Total operating expenses	226,960	146,320
Operating loss	(226,960)	(146,320)
Total other expenses, net	(72,499)	(47,011)
Net loss	$ (299,459)	$ (193,331)

During the year ended December 31, 2015, our net loss was $299,459 as compared to a net loss of $193,331 during the same period in 2014. The $106,128 increase in our loss was mainly attributable to an increase in our exploration costs and certain non-cash charges associated with the inception of a convertible note payable.

Operating expenses:

During the year ended December 31, 2015, our total operating expenses increased $80,640, or 55%, from $146,320 to $226,960 for the nine years ended December 31, 2014 and 2015, respectively.

During the year ended December 31, 2015, we incurred $93,661 of exploration costs as compared to $19,080 during the same period in 2014, an increase of $74,581.  Our current period exploration costs primarily consisted of legal expenses associated with the preparation and filing of a certificate of compliance with San Bernardino County regarding the Langtry patented claims held under lease and consulting fees paid to our consulting geologist for analysis of other potential mineral opportunities.  For the year ended December 31, 2014, exploration costs primarily consisted of storage and legal expenses associated with the Langtry project.

Our general and administrative expenses increased $6,059, or 5%, from $127,240 to $133,299 for the years ended December 31, 2014 and 2015, respectively.  The increase is primarily attributable to increases in professional services fees and the securing of certain licenses and permits.

Other income (expense):

Our total other expenses were $72,499 during the year ended December 31, 2015, as compared to total other expenses of $47,011 during the year ended December 31, 2014.  For the year ended December 31, 2015 we incurred $68,806 in interest expense associated with our related party convertible notes payable.  In addition, on April 1, 2015 we agreed to convert certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270, for which $2,344 of interest expense was charged for the year ended December 31, 2015.  Certain features of the convertible note payable resulted in an initial discount to the note of $31,710, which was charged to interest expense upon its inception during the second quarter.  The resulting liability represents a derivative liability that is evaluated at the end of each reporting period.  Our quarterly evaluations of the derivative liability have resulted in a $23,570 decrease of the liability that was recorded as a gain representing a change in value of the derivative liability on the accompanying consolidated statement of operations for the year ended December 31, 2015.

Our periodic evaluations and mark-to-market of our derivative liability associated with outstanding common stock purchase warrants at December 31, 2015 have resulted in a $6,790 decrease in the liability as compared to a $10,180 decrease in the liability for the year ended December 31, 2014.

Interest expense for the year ended December 31, 2014 was $57,191, representing interest accrued on our related party convertible notes payable.

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

At December 31, 2015, we had not yet achieved profitable operations and we have accumulated losses of $6,569,887 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

Liquidity

During the year ended December 31, 2015, we required capital principally for funding of our operating activities and required periodic mineral rights payments.  To date, we have financed our capital requirements primarily through borrowings from related parties and the sale of unregistered equity securities. We expect to meet our future financing needs and working capital and capital expenditure requirements through additional borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financing could be highly dilutive to existing shareholders.

On December 31, 2015, we had $1,055 of cash and cash equivalents and negative working capital of $1,819,581.  This compares to cash on hand of $8,122 and negative working capital of $1,445,600 at December 31, 2014.

We have a Credit Agreement, as amended, with a significant shareholder, which provides us with an unsecured credit facility in the maximum borrowing amount of $1,650,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on December 31, 2016, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).  As of December 31, 2015 total borrowings under the Credit Agreement were $1,500,000.

The Langtry lease and option to purchase originated in March 2010, and has been subject to various amendments, the most recent on January 21, 2015 which, among other things, deferred certain payments due to the lessor to future years and are partially dependent upon the results of future silver production, if any. The lease was replaced in its entirety by a new Lease/Purchase Option dated March 10, 2016 which modified the rental, option payments and lessor royalties covering the Langtry Property.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years Ended December 31,
	2015	2014
Net cash used in operating activities	$ (210,462)	$ (147,789)
Net cash used in investing activities	(50,605)	(117,023)
Net cash provided by financing activities	254,000	256,000
Net decrease in cash	(7,067)	(8,812)
Cash and cash equivalents, beginning of period	8,122	16,934
Cash and cash equivalents, end of period	$ 1,055	$ 8,122

Net cash used in operating activities:

Net cash used in operating activities was $210,462 and $147,789 during the years ended December 31, 2015 and 2014, respectively.

Cash used in operating activities during the year ended December 31, 2015 mainly related to our $(299,459) net loss as adjusted for the non-cash amortization of the debt discount resulting from the conversion of certain accounts payable due our primary legal counsel into a convertible note payable, a net decrease in the fair value of our derivative liabilities of $30,360, and changes in operating assets and liabilities.  Current operating liabilities were comprised of a net $87,647 increase in current liabilities applicable to operations consisting of accounts payable and accrued liabilities primarily representing accrued interest on our related party convertible notes payable.

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

Net cash used in investing activities:

Cash used in investing activities was $(50,605) during the year ended December 31, 2015 as compared to $(117,023) during the year ended December 31, 2014.

Cash used in investing activities during the year ended December 31, 2015 primarily represents our annual lease rental payments under our Langtry Lease of $30,000.  In addition, on May 28, 2015 we successfully negotiated an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage.  In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full.  If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.  The initial payment of $10,000 was capitalized as mineral rights associated with the Langtry Lease.

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

Net cash provided by financing activities:

Cash provided by financing activities during the year ended December 31, 2015 was $254,000 compared to cash provided by financing activities of $256,000 during the same period in 2014, both representing borrowings under our credit agreement with a significant shareholder. In addition, during the years ended December 31, 2015 and 2014 the Company’s President had advanced a total of $6,710 and $334, respectively, all of which were repaid during the periods.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2015. No impairment loss was recognized during either the years ended December 31, 2015 and 2014, and mineral rights are net of $0 of impairment losses as of December 31, 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2015. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

•

Our corporate governance responsibilities are performed by the Board of Directors, only one of whom is independent under applicable standards; we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, several of our corporate governance functions are not performed concurrent (or timely) with the underlying transactions including evaluation of the application of accounting principles and disclosures relating to those transactions; and

•

Certain reports that we prepare and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review, and are not submitted timely to the Board of Directors for review or approval.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

 Our current executive officers and directors are:

Name	Age	Position

John C. Power(1)	53	CEO, President, CFO, Secretary and Director

Brian Power(1)	50	Director

Leroy Wilkes	73	Director

(1)   John C. Power and Brian Power are brothers.

Mr. Power has served as a director of Athena since its inception in December 2003 and has served as Athena’s President from December 2005 to December 2007 and from January 2009 to the present and has served as Athena’s Secretary since January 2007.

John C. Power has also served as President, Secretary and director of Magellan Gold Corporation since its formation in September 2010.

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

Brian Power has served as an officer/director of the company since its inception in December 2003. He was CEO and President from December 2003 until December 2005 and currently serves as a director of the company. From 1997 to 2014 Mr. Power served as CEO and President of Lone Oak Vineyards, Incorporated, a real estate/agricultural  investment company.  From October 1998 to 2005, he was a co-founder and managing member of Spirit of Adventure, LLC a company engaged in the development of deep ocean exploration technologies including the design/build of advanced manned submersibles. From 1996 through the present he serves on the board of directors of Snuba, Incorporated, a manufacturer and international licensor of proprietary ocean diving systems. From 2014 through the present, Mr. Power founded and is the managing member of Asperatus LLC, a company engaged in the development of airborne remote earth sensing technologies and related data processing analytics. Mr. Power attended Solano Community College and the University of California at Davis.

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

Director Independence

Our common stock is listed on the OTC Market Inc.’s OTCQB and OTC Pinks inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): LeRoy Wilkes. John C. Power and Brian Power would not be considered “independent” under the NASDAQ rule due to the fact that John C. Power is an officer and Brian Power is John C. Power’s brother.

Board Meetings

During the year ended December 31, 2015, we had three directors. Our Board held no meetings but has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates.  During the year ended December 31, 2015, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders except that Mr. Gibbs failed to file two reports covering three transactions in a timely fashion.  In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

ITEM 11.        EXECUTIVE COMPENSATION

Director Compensation

The following table summarizes all director compensation in the most recent fiscal year ended December 31, 2015. There are no standard compensation arrangements in place for our directors.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Leroy Wilkes[1]	12,000			12,000

Brian Power	—

1 Mr. Wilkes earns a retainer fee for serving as a Director of $12,000 per year, payable quarterly. Mr. Wilkes has 350,000 options outstanding at December 31, 2015.

Executive Compensation

The executive officers for the most recent fiscal year ended December 31, 2015 are as follows:

John C. Power, CEO, President, CFO, Secretary and director.

Summary Compensation Table

The following table sets forth all compensation recorded by us to Mr. Power during the years ended December 31, 2015 and 2014:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power, President	2015	30,000	—	—		—	—	—	30,000
	2014	30,000	—	—	—	—	—	—	30,000

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

The following table shows the number of shares owned as of March 31, 2016 and the percentage of outstanding common stock owned as of March 31, 2016.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	16,496,124	(4)	45.6

John C. Power	4,843,000	(5)	13.3
Clifford L. Neuman 8300 Greenwood Drive Niwot, CO, 80503	3,584,030	(8)	9.9
Bruce and Elizabeth Strachan, Trustees UTA dtd 7/25/07	2,880,047		8.0
P.O. Box 577, Joshua Tree, CA 92252-0577

Brian Power	300,000	(6)	nil

LeRoy Wilkes	350,000	(7)	nil

All officers and directors as a group (three persons)	5,493,000		16.0

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

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

(3)	Shares and percentages beneficially owned are based upon 36,202,320 shares outstanding on March 31, 2016.

(4)	Includes 5,165,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder.

(5)	Includes options to acquire 200,000 shares of common stock which expire in April 2018.

(6)	Includes options to acquire 200,000 shares of common stock which expire in April 2018

(7) (8)

Includes options to acquire 150,000 shares of common stock which expire July 14, 2016 and options to acquire 200,000 shares of common stock which expire in April 2018.

Includes 3,030,523 shares of common stock and an additional 553,507 shares of common stock issuable in partial conversion of a convertible promissory note in the principal amount of $51,270 convertible into shares of common stock at a conversion price of $0.0735 per share.  The convertible note has a blocker provision that precludes its conversion if as a result of such conversion the holder would own more than 9.9% of the Company’s total issued and outstanding shares.

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

Director Independence

Our common stock is listed on the OTC Market Inc.’s OTQB and OTC Pinks inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): Leroy Wilkes. John C. Power and Brian Power would not be considered “independent” under the NASDAQ rule due to the fact that John C. Power is an officer and Brian Power is John C. Power’s brother.

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

The aggregate fees billed for the years ended December 31, 2015 and 2014, for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2015	2014
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$22,400	$22,400
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$22,400	$22,400

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
(1)	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
(1)	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
(1)	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
(1)	3.2	By-Laws
(1)	4.1	2004 Equity Incentive Plan
(1)	4.2	Form of Subscription Agreement
(1)	4.3	Specimen common stock certificate
(1)	10.1	Lease Agreement
(1)	10.2	Form of Escrow Agreement
(1)	10.3	Amended Trademark Assignment
(1)	10.3.2	Initial Assignment of Trademark
(1)	10.4	Lock-up Letter for Brian Power
(1)	10.5	Lock-up Letter for John C. Power
(1)	10.6	Lock-up Letter for J. Andrew Moorer
(1)	10.7	Amended Fund Escrow Agreement
(1)	10.8	Lease Agreement with Golden West Brewing Company
(1)	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
(1)	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
(1)	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
(1)	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
(1)	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
(1)	10.14	Amended and Restated Assignment and Assumption
(1)	10.15	August 7, 1998 Distribution Agreement
(1)	10.16	Territorial Agreement
(1)	10.17	November 4, 2002 Distribution Agreement
(1)	10.18	June 1, 2001 Authorization
(1)	10.19	July 22, 2004 Authorization
(1)	10.20	September 1, 2005 Authorization
(1)	10.22	Second Amended Fund Escrow Agreement
(1)	10.23	Contract with New Zealand Hops, Ltd., 2006
(1)	10.24	Contract with New Zealand Hops, Ltd., 2007
(1)	10.25	Second Amended and Restated Assignment and Assumption
(1)	10.26	Third Amended Fund Escrow Agreement
(1)	10.27	Secured Promissory Note with John C. Power
(1)	10.28	Secured Promissory Note with Power Curve, Inc.
(1)	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
(2)	10.30	Production Agreement with Bison Brewing Co.
(2)	10.31	Employment Agreement with David Del Grande
(2)	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
(4)	10.33	Employment Agreement with Mark Simpson
(4)	10.34	Consultation Agreement with Artisan Food and Beverage Group
(5)	10.35	Credit Agreement dated December 11, 2007
(6)	10.36	Promissory Note dated March 12, 2008
(6)	10.37	Security Agreement dated March 12, 2008
(6)	10.38	Guaranty Agreement dated March 12, 2008
(7)	10.39	Convertible Debenture dated December 31, 2008
(7)	10.40	Security Agreement dated December 31, 2008
(7)	10.41	Hypothecation Agreement dated December 31, 2008
(8)	10.42	Mendocino Production Agreement
(9)	10.43	Exclusive Consignment Agency Agreement
(10)	10.44	Settlement Stipulation with BRK Holdings, LLC
(11)	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
(11)	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
(11)	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
(11)	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
(11)	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
(11)	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
(11)	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
(11)	10.52	Factoring Agreement dated April 28, 2009
(12)	10.53	Agreement to Convert Debt Clifford L. Neuman PC
(12)	10.54	Agreement to Convert Debt Clifford L. Neuman
(12)	10.55	Agreement to Convert Debt John Power
(12)	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
(12)	10.57	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.58	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
(12)	10.60	Agreement to Convert Debt Shana Capital, Ltd.
(13)	10.61	Asset Purchase Agreement dated May 7, 2009
(14)	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
(14)	10.63	Articles of Incorporation of Athena Minerals, Inc.
(15)	10.64	Sale and Purchase Agreement and Joint Escrow Instructions dated December 9, 2009
(15)	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions dated January 5, 2010
(15)	10.66	Promissory Note from Athena Minerals, Inc. to John Power dated January 5, 2010
(16)	10.67	Mining Lease and Option to Purchase dated March 11, 2010
(17)	10.68	Intellectual Property Assignment dated June 25, 2010
(18)	10.69	Promissory Notes John C. Power and John D. Gibbs dated June 30, 2010
(19)	10.70	Promissory Note John D. Gibbs dated August 3, 2010
(20)	10.71	Agreement to Convert Debt – Clifford L. Neuman
(21)	10.72	Agreements to Convert Debt – Donaldson and Kirby
(22)	10.73	Agreement to Convert Debt – Clifford L. Neuman
(23)	10.74	Agreement to Convert Debt – Huss and Strachan
(24)	10.75	Stock Purchase Agreement; Indemnity Agreement and Amendment No. 1 to Indemnity Agreement each dated December 31, 2010
(25)	10.76	Consent of Schumacher & Associates dated March 7, 2011
(26)	10.77	Marketing Agreement with Bill Fishkin dated April 1, 2011
(26)	10.78	Agreement to Convert Debt with Donaldson Consulting Services, Inc. dated May 31, 2011
(27)	10.79	Term Sheet with LeRoy Wilkes dated July 14, 2011
(28)	10.80	Accredited Members Agreement dated August 31, 2011
(29)	10.81	Promissory Note – John D. Gibbs dated October 26, 2011
(29)	10.82	Promissory Note – John D. Gibbs dated November 15, 2011
(30)	10.83	Marketing Agreement with Bill Fishkin dated December 1, 2011
(31)	10.84	Advisor Agreement with GVC Capital, LLC dated January 30, 2012
(32)	10.85	Promissory Note – John D. Gibbs dated March 18, 2012
(33)	10.86	Promissory Note – John D. Gibbs dated February 2, 2012
(34)	10.87	Promissory Note – John D. Gibbs dated April 27, 2012
(35)	10.88	Agreement to Convert Debt – John D. Gibbs
(36)	10.89	Promissory Note – John D. Gibbs dated May 22, 2012
(36)	10.90	Assignment of Right to Purchase Property
(37)	10.91	Agreement to Convert Debt – John Donaldson
(38)	10.92	Credit Agreement – John D. Gibbs
(38)	10.93	Form of Credit Note
(39)	10.94	Amendment No. 1 to Langtry Lease Agreement
(40)	10.95	Allonge and Modification Agreement with John D. Gibbs
(41)	10.96	Amendment No. 2 to Langtry Lease Agreement
(42)	10.97	Second Allonge and Modification Agreement with John D. Gibbs
(43)	10.98	Amendment No. 3 to Langtry Lease Agreement
(44)	10.99	Third Allonge and Modification Agreement with John D. Gibbs
(44)	10.100	Amendment to Power Consultation Agreement
(45)	10.101	Promissory Note – Clifford L. Neuman dated April 1, 2015
(46)	10.102	Lease/Purchase Option Agreement
(2)	14	Code of Ethics
(1)	21.0	List of Subsidiaries
#	31.	Certification required by Section 13a-14(a) of the Exchange Act.
#	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document##
101.SCH	XBRL Schema Document##
101.CAL	XBRL Calculation Linkbase Document##
101.LAB	XBRL Label Linkbase Document##
101.PRE	XBRL Presentation Linkbase Document##
101.DEF	XBRL Definition Linkbase Document##

(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and filed with the Commission on April 24, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March14, 2008.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2010 and filed with the Commission on June 25, 2010.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 30, 2010 and filed with the Commission on July 28, 2010.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2010 and filed with the Commission on August 4, 2010.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 23, 2010.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 30, 2010.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated August 20, 2010 and filed with the Commission on November 1, 2010.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 15, 2010 and filed with the Commission on November 17, 2010.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2010 and filed with the Commission on January 6, 2011

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2011 and filed with the Commission on March 7, 2011.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 1, 2011 and filed with the Commission on June 2, 2011.

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 1, 2011 and filed with the Commission on August 3 2011.

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 22, 2011 and filed with the Commission on September 9, 2011.

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 26, 2011 and filed with the Commission on January 4, 2012.

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2011 and filed with the Commission on January 5, 2012.

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on February 9, 2012.

(32)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 18, 2012 and filed with the Commission on March 23, 2012.

(33)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on March 26, 2012.

(34)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.

(35)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.

(36)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 22, 2012 and filed with the Commission on May 25, 2012

(37)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 16, 2012 and filed with the Commission on June 19, 2012.

(38)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2012 and filed with the Commission on July 19, 2012.

(39)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 28, 2012 and filed with the Commission on November 29, 2012.

(40)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 5, 2013 and filed with the Commission on June 6, 2013.

(41)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 19, 2013 and filed with the Commission on December 23, 2013.

(42)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2013 and filed with the Commission on January 2, 2014.

(43)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2015 and filed with the Commission on January 21, 2015.

(44)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2014 and filed with the Commission on March 31, 2015.

(45)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2015 and filed with the Commission on May 6, 2015.

(46)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 10, 2016 and filed with the Commission on March 15, 2016.

#	Filed herewith

##

Furnished, not filed.

ATHENA SILVER CORPORATION

TABLE OF CONTENTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Athena Silver Corporation

Vacaville, California

We have audited the accompanying consolidated balance sheets of Athena Silver Corporation and its subsidiary (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athena Silver Corporation and its subsidiary as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 4, 2016

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$ (299,459)	$ (199,331)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of debt discount	31,710	-
Change in fair value of derivative liabilities	(30,360)	(10,180)
Changes in operating assets and liabilities:
Accounts payable	4,997	(1,469)
Accrued interest – related parties	68,807	57,191
Accrued liabilities and other liabilities	13,843	-

Net cash used in operating activities	(210,462)	(147,789)

Cash flows from investing activities:
Acquisition of mineral rights	(50,605)	(117,023)

Net cash used in investing activities	(50,605)	(117,023)

Cash flows from financing activities:
Proceeds on advances from related parties	6,710	334
Payments on advances from related parties	(6,710)	(334)
Borrowings from notes payable – related parties	254,000	256,000

Net cash provided by financing activities	254,000	256,000

Net decrease in cash and cash equivalents	(7,067)	(8,812)
Cash and cash equivalents at beginning of period	8,122	16,934

Cash and cash equivalents at end of period	$ 1,055	$ 8,122

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:

Increase (decrease) in accrued liabilities applicable to mineral rights	$ 13,917	$ 47,500
Conversion of accounts payable to convertible note payable	$ 51,270	$ -
Common stock issued for mineral rights	$ 22,000	$ -
Deed amendment liabilities	$ 140,000	$ -

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	36,002,320	$ 3,600	$ 6,580,048	$ (6,077,097)	$ 506,551

Net loss	-	-	-	(193,331)	(193,331)

Balance, December 31, 2014	36,002,320	3,600	6,580,048	(6,270,428)	313,220
Shares Issued under Amendment # 3 of Langtry Lease	200,000	20	21,980	-	22,000

Net loss	-	-	-	(299,459)	(299,459)
Balance, December 31, 2015	36,202,320	$ 3,620	$ 6,602,028	$ (6,569,887)	$ 35,761

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

At December 31, 2015, we had not yet achieved profitable operations and we have accumulated losses of $6,569,887 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  Effective December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,650,000, which provides the Company an additional $150,000 available under the credit line at December 31, 2015.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.  Currently, there are no arrangements in place for additional equity funding or new loans.

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2015. No impairment loss was recognized during the years ended December 31, 2015 and 2014, and mineral rights are net of $0 of impairment losses as of December 31, 2015.

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

See accompanying notes to these consolidated financial statements

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

See accompanying notes to these consolidated financial statements

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

At December 31, 2015 and 2014, 893,000 potentially dilutive shares comprised of common stock purchase warrants and shares underlying outstanding stock options have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

Recently Adopted Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 3 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	December 31, 2015		December 31, 2014
Mineral properties	$	$ 156,707	$	$ 156,707
Mineral rights – Langtry Project		1,828,635		1,602,113
Mineral rights and properties	$	$ 1,985,342	$	$ 1,758,820

Mineral Properties

In 2014, we purchased 160 acres of land (“Castle Rock”), located in the eastern Calico Mining District, San Bernardino County, California. The parcel is the SE quarter of Section 25, Township 10 North, Range 1 East and is mostly surrounded by public lands. It was purchased for $21,023 in a property tax auction conducted on behalf of the County.  The eastern part of the Calico Mining District is best known for industrial minerals and is not known to have any precious metal deposits.  It is not known at this time if there has ever been any mineral exploration or production on the acquired property.

In 2012, we purchased 661 acres of land (“Section 13 Property”) in fee simple for $135,684 cash, located in San Bernardino County, California, that was sold in a property tax auction conducted on behalf of the County. The parcel is all of Section 13 located in Township 7 North, Range 4 East, San Bernardino Base & Meridian.

See accompanying notes to these consolidated financial statements

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

Effective March 10, 2016,  we executed and delivered new Lease/Purchase Option (“Lease/Option”) covering our flagship Langtry Property located in the Calico Mining District, San Bernardino County, California.  The Lease/Option also includes two unpatented mining claims in the Calico Mining District known as the Lilly #10 and Quad Deuce XIII (the “Langtry Unpatented Claims”), which we have previously owned and agreed to transfer to the Lessor subject to the Lease/Option. The new Lease/Option supercedes all prior agreements.

The following is a summary of the highlights of the new Lease/Option, which is qualified in its entirety by the provisions of the Lease/Option which was filed as Exhibit 10.1 to our Current Report dated March 10, 2016:

•

The Lease/Option has a term of 20 years, and grants an exclusive right to explore,  develop and purchase the Langtry property.  Rent payments under the Lease are a nominal $1 per year, payable in advance.

•

Option payments: in order to maintain the option to purchase, we  are required to pay option payments (“Option Payments”) as follows:  $40,000 year 1; the greater of $40,000 or the spot price of 2,500 ounces of silver in years 2 through 5; the greater of $50,000 or the spot price of 2,500 ounces of silver in years 6 through 10; the greater of $75,000 or the spot price of 3,750 ounces of silver in years 11 through 15; and the greater of $100,000 or the spot price of 5,000 ounces of silver in years 16 through 20. 50% of all Option Payments are credited against the purchase price should the Company exercise the purchase option.

•

In 2016, the option payment is due $20,000 on March 15 (which was paid) and $20,000 on September 15.   In subsequent years, the option payment is due March 15.

•

Option Purchase Price:  We have the option to purchase fee title to the Langtry Property for the full 20 year term of the Lease/Option.  The purchase price is:

•

Years 1 through 3 (3-15-2016 to 3-15-2019):  $5,000,000

•

Years 4 through 5 (3-15-2019 to 3-15-2021): the greater of $5,000,000 or the spot price of 250,000 troy ounces of silver,  plus payment of the deferred rent of $130,000;

See accompanying notes to these consolidated financial statements

•

Years 6 through 10 (3-15-2021 to 3-15-26):  the greater of $7,500,000 or the spot price of  375,000 troy ounces of silver, plus payment of the deferred rent of $130,000;

•

Years 11 through 20 (3-15-2026 to 3-15-2036):  the greater of $10,000,000 or the spot price of 500,000 troy ounces of silver, plus payment of the deferred rent of $130,000.

•

During the lease term, and provided the purchase option has not been exercised, the lessor is entitled to receive a 2% NSR on silver production and a 3% to 5% royalty on other mineral production and certain other revenue streams;

•

After exercise of the purchase option, the lessor will not receive royalties on silver or other precious metals production but will receive a 5% royalty on barite production and other revenue streams.

•

Deferred rent of $130,000 under the prior lease shall be payable upon exercise of the purchase option or upon Athena entering into a joint venture or other arrangement to develop the Langtry prospect.

•

If we are in breach of the Lease/Option, the Lessor will have the option to terminate the Lease by giving us 30 days written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the Lease term by giving the lessor 30 days written notice of termination on or before February 13th of each year.

•

The Langtry Property is also subject to a net smelter royalty in favor of Mobil Exploration and Producing North America Inc. from the sale of concentrates, precipitates or metals produced from ores mined from the royalty acreage.   The agreement dated April 30, 1987 granted a base net smelter royalty of 3% plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $10.00 per troy ounce plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $15.00 per troy ounce.

•

On May 28, 2015 we executed an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage.  In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full.  If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

•

On September 28, 2015, at the request of the Company and its advisors, the San Bernardino County Land Use Services Department (the “Department”) issued and recorded a Certificate of Land Use Compliance for Vested Land Use in which the Department formally determined that

See accompanying notes to these consolidated financial statements the Langtry property had the legally established right for mineral resource development activity (the “Vested Right”).  The Vested Right is subject to certain conditions set forth in the Certificate and runs with the Langtry property in perpetuity.

During the term of the Lease, Athena Minerals has the exclusive right to develop and conduct mining operations on the Langtry Property.   Future  option payments and/or exploration and development of this property will require new equity and/or debt capital.

In August 2015 the Company acquired by deed conveyance 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property. In consideration of the conveyance, the Company agreed to pay $10,000, payable in equal monthly installments of $1,000 beginning on September 1, 2015. As of December 31, 2015, $4,000 of this obligation has been paid. The remaining $6,000 due under the agreement is included in accounts payable in the accompanying consolidated balance sheet at December 31, 2015.

During the year ended December 31, 2015 we capitalized a total of $226,522 of lease rental obligations and payments related to Amendment No. 3 of the Lease, the deed amendment with Mobil, and the acquisition of other unpatented mining claims, all as discussed above.  The total amount capitalized includes the issuance of 200,000 shares of Athena common stock valued at $0.11 per share issued as consideration for modifications to the Lease.  These amounts are an increase to mineral rights and properties. The Company accrues amounts monthly for Lease obligations due and paid in March each year.  For the year ended December 31, 2015 we realized a $13,917 increase in our accrued Lease obligations.

During the year ended December 31, 2014 we capitalized a total of $69,523 as mineral properties and rights.  This amount included the purchase of the 160 acres located in the Calico Mining District in San Bernardino County, California as discussed above in Mineral properties.  It also includes various other payments and accruals for obligations related to our Langtry lease also as discussed above. The Company accrues amounts monthly for lease obligations due and paid in March each year.  For the year ended December 31, 2014 we realized a $47,500 increase in our accrued lease obligations.

All commitments and obligations under our prior  Lease and our new lease/option have been fulfilled to date.  Future option  payments and/or exploration and development of this property will require new equity and/or debt capital.

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

See accompanying notes to these consolidated financial statements

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at December 31, 2015	Fair Value Measurement at December 31, 2015
		Level 1	Level 2	Level 3

Derivative liability - Warrants	$530	$—	$—	$530

Derivative liability – Convertible note payable	$8,140	$—	$—	$8,140

	Carrying Value at December 31, 2014	Fair Value Measurement at December 31, 2014
		Level 1	Level 2	Level 3

Derivative liability - Warrants	$7,320	$—	$—	$7,320

A summary of the changes in the derivative labilities is as follows:

Balance, December 31, 2013	$ 17,500
Total gains (unrealized/realized) included in net loss	(10,180)
Balance, December 31, 2014	7,320
Convertible note payable – value at inception	31,710
Total gains (unrealized/realized) included in net loss	(30,360)
Balance, December 31, 2015	$ 8,670

The carrying values of cash and cash equivalents, accounts payable and accrued liabilities, approximate their fair value because of the short-term nature of these financial instruments.

Note 5 – Derivative Liabilities and Note Payable

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

See accompanying notes to these consolidated financial statements to the number of warrant shares purchasable if we issue or sell common shares at a price less than the then current exercise price.

We determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to our own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. We estimate the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in our consolidated statement of operations under the caption “change in fair value of derivative warrant liability” until such time as the derivative warrants are exercised or expire.

The change in fair value of our derivative warrant liability is as follows:

Balance, December 31, 2013	$ 17,500
Total gains (unrealized/realized) included in net loss	(10,180)
Balance, December 31, 2014	7,320
Total gains (unrealized/realized) included in net loss	(6,790)
Balance, December 31, 2015	$ 530

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

The following table summarizes the assumptions used to value our derivative warrants at December 31, 2015:

Fair value assumptions – derivative warrants:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.1
Expected volatility	146%
Expected dividends	0%

The following table summarizes the assumptions used to value our derivative warrants at December 31, 2014:

Fair value assumptions – derivative warrants:	December 31, 2014
Risk free interest rate	0.67%
Expected term (years)	2.1
Expected volatility	112%
Expected dividends	0%

See accompanying notes to these consolidated financial statements

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

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note are considered a discount to the Note.  However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively.  At the inception of the Note, we recognized $31,710 of interest expense representing the amortization of the discount and the establishment of derivative liability. As a result of the quarterly valuations, total gains of $23,570 have been recorded due to decreases in the fair value of the derivative.

The change in fair value of our derivative liability – convertible note payable is as follows:

Balance, December 31, 2014	$ -
Valuation at inception	31,710
Total gains (realized/unrealized) included in net loss	(23,570)
Balance, December 31, 2015	$ 8,140

We estimate the fair value of this derivative at each balance sheet date until such time the Note is paid or converted.

We estimated the fair value of the derivative on the date of issuance and at December 31, 2015 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at inception on April 1, 2015:

See accompanying notes to these consolidated financial statements

Fair value assumptions – derivative:	Inception: April 1, 2015
Risk free interest rate	0.27%
Expected term (years)	1.0
Expected volatility	155%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2015:

Fair value assumptions – derivative:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	195%
Expected dividends	0%

A total of $2,343 of interest has accrued on the Note and is included in Accrued interest on the accompanying balance sheet at December 31, 2015.

Note 6 – Convertible Notes Payable – Related Party

Notes Payable – Related Parties

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, was due in full on July 31, 2014, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.  On December 31, 2013 we amended the credit agreement to increase the borrowing limit under the line of credit to $1,250,000 and extend the maturity date to December 31, 2014.  On December 31, 2014 we again amended the credit agreement to increase the borrowing limit under the line of credit to $1,500,000 and extended the maturity date to December 31, 2015.  Finally, on December 31, 2015 we amended the credit agreement to increase the borrowing limit under the line of credit to $1,650,000 and extended the maturity date to December 31, 2016.  All other provisions under the agreement remained unchanged. The Company evaluated the convertible line of credit for derivative and beneficial feature conversion and concluded that there is no beneficial conversion since the conversion price at inception was greater than the market value of shares that would be issued upon conversion.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

Total principal amounts owed under the credit facility notes payable were $1,500,000 and $1,246,000 at December 31, 2015 and 2014, respectively.

See accompanying notes to these consolidated financial statements

Borrowings under our convertible note payable to Mr. Gibbs were $254,000 and $256,000 for the years ended December 31, 2015 and 2014, respectively, and were generally used to pay certain mining lease obligations as well as operating expenses.  No principal or interest payments were made to Mr. Gibbs during either the years ended December 31, 2015 or 2014.

Total accrued interest on the notes payable to Mr. Gibbs were $176,733 and $107,926 at December 31, 2015 and 2014, respectively, and are included in Accrued interest - related parties on the accompanying balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $68,806 and $57,191 for the years ended December 31, 2015 and 2014, respectively.

Note 7 - Commitments and Contingencies

We are subject to various commitments and contingencies under the Langtry Lease as discussed in Note 3 – Mining Rights and Properties.  All commitments and obligations under the Lease have been fulfilled to date.

Note 8 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan for the years ended December 31, 2014 and 2015 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	750,000	$0.29
Options granted or expired	-
Outstanding at December 31, 2014	750,000	$0.29
Options granted or expired	-
Outstanding at December 31, 2015	750,000	$0.29

The weighted average contractual life of all outstanding options was 1.9 years at December 31, 2015.  No share based compensation expense was recorded for either the years ended December 31, 2015 or 2014.

See accompanying notes to these consolidated financial statements

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. For each of the years ended December 31, 2015 and 2014, a total of $30,000 was recorded as management fees and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2015, $2,500 of management fees due Mr. Power had not been paid and are included in accrued liabilities on the accompanying balance sheet at December 31, 2015.

Accrued Interest - Related Parties

At December 31, 2015 and 2014, Accrued interest - related parties represented accrued interest payable to Mr. Gibbs in the amounts of $176,733 and $107,926, respectively.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements.  These advances are non-interest bearing and are generally repaid as cash becomes available.

During the years ended December 31, 2015 and 2014, Mr. Power advanced the Company a total of $6,710 and $334, respectively.  There were no outstanding advances at either December 31, 2015 or 2014.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.  At December 31, 2015, no amounts were due Mr. Power regarding usage of his credit cards.  At December 31, 2014 a total of $806 of Company charges was outstanding on his credit

See accompanying notes to these consolidated financial statements cards and is included in Accounts payable on the accompanying consolidated balance sheet at December 31, 2014.

Note 10 - Income Taxes

The Company is current on all of its corporate tax filings.  Tax year 2015 is currently under extension and we expect to file the returns by the due date.

Our net operating loss carry forward as of December 31, 2015 is $6,300,107, which may be used to offset future income taxes through 2036.  Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2015 and 2014 is as follows:

	Years Ended December 31,
	2015	2014
Expected federal income tax benefit at statutory rate	$101,816	$65,733
State taxes	10,481	6,767
Change in valuation allowance	(112,297)	(72,500)
Income tax benefit	$—	$—

Our deferred tax assets as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Net operating loss	$2,362,540	$2,250,243
Valuation allowance	(2,362,540)	(2,250,243)
Deferred tax assets, net of allowance	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have provided a valuation allowance of 100% of our net deferred tax asset due to the uncertainty of generating future profits that would allow us to realize our deferred tax assets.

Note 11 - Subsequent Events

Subsequent to December 31, 2015 the Company borrowed an additional $77,020 under the credit agreement from Mr. Gibbs.

Effective March 10, 2016, Athena Silver Corporation through its wholly owned subsidiary Athena Minerals, Inc. (the “Company”) executed and delivered new Lease/Purchase Option covering its flagship Langtry Silver Project located in the Calico Mining District, San Bernardino County, California.  The new Lease/Option supersedes all prior agreements.  The following is a summary of the highlights of the new Lease/Option:

See accompanying notes to these consolidated financial statements

• The Lease/Option has a term of 20 years, and grants an exclusive right to explore,  develop and purchase the Langtry property.  Rent payments under the Lease are a nominal $1 per year, payable in advance.

• Option payments are:  $40,000 year 1; the greater of $40,000 or spot price of 2,500 ounces of silver years 2 through 5; the greater of $50,000 or the spot price of 2,500 ounces of silver years 6 through 10; the greater of $75,000 or the spot price of 3,750 ounces of silver years 11 through 15; and the greater of $100,000 or the spot price of 5,000 ounces of silver years 16 through 20. 50% of all option payments are credited against the purchase price should the Company exercise the purchase option. In 2016, the option payment is due $20,000 on March 15 and $20,000 on September 15.   In subsequent years, the option payment is due March 15.

• During the lease term, and provided the purchase option has not been exercised, the lessor is entitled to receive a 2% NSR on silver production and a 3% to 5% royalty on other mineral production and certain other revenue streams;

•After exercise of the purchase option, the lessor will not receive royalties on silver or other precious metals production but will receive a 5% royalty on barite production and other revenue streams.

•Deferred rent of $130,000 under the prior lease shall be payable upon exercise of the purchase option or upon Athena entering into a joint venture or other arrangement to develop the Langtry prospect.

See accompanying notes to these consolidated financial statements

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Date: April 5, 2016	By__/s/ John C. Power John C. Power Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

_/s/ John C. Power John C. Power	Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)	April 5, 2016

_/s/ Brian Power Brian Power	Director	April 5, 2016

__/s/ LeRoy Wilkes LeRoy Wilkes	Director	April 5, 2016

Footnotes

1 The U.S. Geological Survey (1997) defined two main aquifer systems in the area of the Nebo and Yermo Annexes. The Mojave River aquifer is contained within the sand and gravel of the Mojave River alluvium, and the regional aquifer lies in the bordering alluvial-fan deposits and older alluvium.