Form 10-K/A
period 2015-12-31
ATHENA SILVER CORP
filed 2016-04-27
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A–1

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

None.

Explanatory Note:

The Company is filing this Amendment No. 1 (this “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, originally filed with the U.S. Securities and Exchange Commission on April 5, 2016 (the “Original Filing”), for the sole purpose to include the Company’s Consolidated Balance Sheets and Consolidated Statement of Operations which were inadvertently dropped from the html files of the Original Filing. There are no other changes to the Original Filing.

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

Operating expenses:

During the year ended December 31, 2015, our total operating expenses increased $80,640, or 55%, from $146,320 to $226,960 for the years ended December 31, 2014 and 2015, respectively.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	16,496,124	(4)	45.6

John C. Power	4,843,000	(5)	13.3

Clifford L. Neuman 8300 Greenwood Drive Niwot, CO, 80503	3,584,030	(8)	9.9

Bruce and Elizabeth Strachan, Trustees UTA dtd 7/25/07 P.O. Box 577, Joshua Tree, CA 92252-0577	2,880,047		8.0

Brian Power	300,000	(6)	nil

LeRoy Wilkes	350,000	(7)	nil

All officers and directors as a group (three persons)	5,493,000		16.0

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

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

	$ 22,400	$ 22,400
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$ 22,400	$ 22,400

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 4, 2016

ATHENA SILVER CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$ 1,055	$ 8,122
Total current assets	1,055	8,122
Mineral rights and properties - unproven	1,985,342	1,758,820
Total assets	$ 1,986,397	$ 1,766,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 28,453	$ 68,726
Accrued liabilities	43,167	23,750
Accrued interest	2,343	-
Accrued interest - related parties	176,733	107,926
Deed amendment liability - short-term portion	10,000	-
Derivative liabilities	8,670	7,320
Convertible note payable	51,270	-
Convertible notes payable - related parties	1,500,000	1,246,000
Total current liabilities	1,820,636	1,453,722

Deed amendment liability	130,000	-
Total liabilities	1,950,636	1,453,722

Commitments and contingencies	-	-

Stockholders' equity:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,202,320 and 36,002,320 issued and outstanding	3,620	3,600
Additional paid-in capital	6,602,028	6,580,048
Accumulated deficit	(6,569,887)	(6,270,428)
Total stockholders' equity	35,761	313,220

Total liabilities and stockholders' equity	$ 1,986,397	$ 1,766,942

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014

Operating expenses:
Exploration costs	$ 93,661	$ 19,080
General and administrative expenses	133,299	127,240

Total operating expenses	226,960	146,320

Operating loss	(226,960)	(146,320)

Other income (expense):
Interest expense	(102,859)	(57,191)
Change in fair value of derivative liabilities	30,360	10,180

Total other income (expense)	(72,499)	(47,011)
Net loss	$ (299,459)	$ (193,331)

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)

Basic and diluted weighted-average
common shares outstanding	36,186,978	36,002,320

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

Note 3 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	December 31, 2015	December 31, 2014
Mineral properties	$ 156,707	$ 156,707
Mineral rights – Langtry Project	1,828,635	1,602,113
Mineral rights and properties	$ 1,985,342	$ 1,758,820

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

Note 8 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan for the years ended December 31, 2014 and 2015 is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	750,000	$ 0.29
Options granted or expired	-
Outstanding at December 31, 2014	750,000	$ 0.29
Options granted or expired	-
Outstanding at December 31, 2015	750,000	$ 0.29

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

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.  At December 31, 2015, no amounts were due Mr. Power regarding usage of his credit cards.  At December 31, 2014 a total of $806 of Company charges was outstanding on his credit cards and is included in Accounts payable on the accompanying consolidated balance sheet at December 31, 2014.

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

ATHENA SILVER CORPORATION

Date: April 25, 2016	By__/s/ John C. Power John C. Power Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

_/s/ John C. Power John C. Power	Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)	April 25, 2016
April 25, 2016
_/s/ Brian Power Brian Power	Director

__/s/ LeRoy Wilkes LeRoy Wilkes	Director	April 25, 2016