Form 10-Q
period 2016-03-31
ATHENA SILVER CORP
filed 2016-05-12
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On May 5, 2016, there were 36,202,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,745	$1,055
Prepaid expenses	5,625	-

Total current assets	7,370	1,055

Mineral rights and properties - unproven	2,033,695	1,985,342

Total assets	$2,041,065	$1,986,397

LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)
Current liabilities:
Accounts payable	$45,399	$28,453
Accrued liabilities	56,500	43,167
Accrued interest	3,145	2,343
Accrued interest - related parties	195,752	176,733
Deed amendment liability – short-term portion	10,000	10,000
Derivative liabilities	66,820	8,670
Convertible note payable	51,270	51,270
Convertible notes payable - related parties	1,577,020	1,500,000

Total current liabilities	2,005,906	1,820,636

Deed amendment liability	130,000	130,000

Total liabilities	2,135,906	1,950,636

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares
authorized, none outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,202,320 issued and outstanding	3,620	3,620
Additional paid-in capital	6,602,028	6,602,028
Accumulated deficit	(6,700,489)	(6,569,887)
Total shareholders' (deficit) equity	(94,841)	35,761

Total liabilities and shareholders' (deficit) equity	$2,041,065	$1,986,397

See notes to unaudited consolidated interim financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31,
	2016	2015

Operating expenses:
Exploration costs	$-	$28,671
General and administrative expenses	52,631	51,270

Total operating expenses	52,631	79,941

Operating loss	(52,631)	(79,941)

Other income (expense):
Interest expense	(19,821)	(15,679)
Change in fair value of derivative liabilities	(58,150)	1,000

Total other income (expense)	(77,971)	(14,679)
Net loss	$(130,602)	$(94,620)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average
common shares outstanding	36,202,320	36,140,098

See notes to unaudited consolidated interim financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(130,602)	$(94,620)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in fair value of derivative liabilities	58,150	(1,000)
Changes in operating assets and liabilities:
Prepaid expenses	(5,625)	(6,570)
Accounts payable	19,946	34,049
Accrued interest - related parties	19,019	15,681
Accrued liabilities and other liabilities	5,802	3,000

Net cash used in operating activities	(33,310)	(49,460)

Cash flows from investing activities:
Acquisition of mineral rights	(43,020)	(30,000)

Net cash used in investing activities	(43,020)	(30,000)

Cash flows from financing activities:
Proceeds on advances from related parties	4,550	-
Payments on advances from related parties	(4,550)	-
Borrowings from notes payable - related parties	77,020	75,000

Net cash provided by financing activities	77,020	75,000

Net increase (decrease) in cash	690	(4,460)
Cash at beginning of period	1,055	8,122

Cash at end of period	$1,745	$3,662

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Addition of mineral rights and properties via accrued expenses	$5,333	$22,083
Common stock issued for mineral rights	$-	$22,000

See notes to unaudited consolidated interim financial statements.

ATHENA SILVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization, Basis of Presentation, Liquidity and Going Concern:

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

Basis of Presentation

We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

At March 31, 2016, we had not yet achieved profitable operations and we have accumulated losses of $6,700,489 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.  On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,650,000, which provides the Company an additional $72,980 available under the credit line at March 31, 2016.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock.  Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	March 31, 2016	December 31, 2015
Mineral properties	$156,707	$156,707
Mineral rights – Langtry Project	1,876,988	1,828,635
Mineral rights and properties	$2,033,695	$1,985,342

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

Effective March 10, 2016, we executed and delivered a new Lease/Purchase Option (“Lease/Option”) covering our flagship Langtry Property located in the Calico Mining District, San Bernardino County, California.  The Lease/Option also includes two unpatented mining claims in the Calico Mining District known as the Lilly #10 and Quad Deuce XIII (the “Langtry Unpatented Claims”), which we have previously owned and agreed to transfer to the Lessor subject to the Lease/Option. The new Lease/Option supersedes all prior agreements.

The following is a summary of the highlights of the new Lease/Option, which is qualified in its entirety by the provisions of the Lease/Option dated March 10, 2016:

•The Lease/Option has a term of 20 years, and grants an exclusive right to explore, develop and purchase the Langtry property. Lease payments under the new agreement are a nominal $1 per year, payable in advance. This amount was paid in March 2016.

•Option payments: in order to maintain the option to purchase, we are required to pay option payments (“Option Payments”) as follows:  $40,000 year 1; the greater of $40,000 or the spot price of 2,500 ounces of silver in years 2 through 5; the greater of $50,000 or the spot price of 2,500 ounces of silver in years 6 through 10; the greater of $75,000 or the spot price of 3,750 ounces of silver in years 11 through 15; and the greater of $100,000 or the spot price of 5,000 ounces of silver in years 16 through 20. 50% of all Option Payments are credited against the purchase price should the Company exercise the purchase option.

•In Year 1, 50% of the annual option payment of $20,000 was paid on March 15, 2016.  The remaining payment of  $20,000 is due on September 15, 2016.   In subsequent years, the option payment shall be due March 15.

•Option Purchase Price:  We have the option to purchase fee title to the Langtry Property for the full 20-year term of the Lease/Option.  The purchase price is:

•Years 1 through 3 (3-15-2016 to 3-15-2019):  $5,000,000

•Years 4 through 5 (3-15-2019 to 3-15-2021): the greater of $5,000,000 or the spot price of 250,000 troy ounces of silver, plus payment of the deferred rent of $130,000;

•Years 6 through 10 (3-15-2021 to 3-15-26):  the greater of $7,500,000 or the spot price of 375,000 troy ounces of silver, plus payment of the deferred rent of $130,000;

•Years 11 through 20 (3-15-2026 to 3-15-2036):  the greater of $10,000,000 or the spot price of 500,000 troy ounces of silver, plus payment of the deferred rent of $130,000.

•During the lease term, and provided the purchase option has not been exercised, the lessor is entitled to receive a 2% NSR on silver production and a 3% to 5% royalty on other mineral production and certain other revenue streams;

•After exercise of the purchase option, the lessor will not receive royalties on silver or other precious metals production but will receive a 5% royalty on barite production and other revenue streams.

•Deferred rent of $130,000 under the prior lease shall be payable upon exercise of the purchase option or upon Athena entering into a joint venture or other arrangement to develop the Langtry prospect.   Accrued rent of $20,000 under the prior lease is due September 15, 2016.

•If we are in breach of the Lease/Option, the Lessor will have the option to terminate the Lease by giving us 30 days written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the Lease term by giving the lessor 30 days written notice of termination on or before February 13th of each year.

•The Langtry Property is also subject to a net smelter royalty in favor of Mobil Exploration and Producing North America Inc. from the sale of concentrates, precipitates or metals produced from ores mined from the royalty acreage.   The agreement dated April 30, 1987 granted a base net smelter royalty of 3% plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $10.00 per troy ounce plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $15.00 per troy ounce.

•On May 28, 2015 we executed an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage.  In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full.  The next payment is due June 1, 2016 under this agreement.  If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

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

In August 2015 the Company acquired by deed conveyance 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property. In consideration of the conveyance, the Company agreed to pay $10,000, payable in equal monthly installments of $1,000 beginning on September 1, 2015. As of March 31, 2016, $7,000 of this obligation has been paid. The remaining $3,000 due under the agreement is included in accounts payable in the accompanying consolidated balance sheet at March 31, 2016.

During the three months ended March 31, 2016 we capitalized a total of $48,353 as mineral rights.  This amount includes the $40,020 option and lease payments due under the 2016 Mining Lease/Option to Purchase as discussed above.  In addition, $8,333 of lease rental obligations due under the 2010 agreement and subsequent amendments were accrued and capitalized during the quarter ended March 31, 2016, also as discussed above.  At March 31, 2016 at total of $40,000 of mining rights obligations composed of $20,000 of lease rental obligations due under the 2010 agreement and amendments and is due on September 15, 2016, as well as $20,000 representing the balance of the 2016 option payment under the 2016 Lease/Option to Purchase and is also due on September 15, 2016. These amounts are included in accrued liabilities on the accompanying balance sheet at March 31, 2016.

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

All commitments and obligations under our prior 2010 Lease and our new 2016 Lease/Option to Purchase have been fulfilled to date.  Future option payments and/or exploration and development of this property may require new equity and/or debt capital.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at March 31, 2016	Fair Value Measurement at March 31, 2016
		Level 1	Level 2	Level 3

Derivative liability - Warrants	$8,310	$—	$—	$8,310

Derivative liability – Convertible note payable	$58,510	$—	$—	$58,510

	Carrying Value at December 31, 2015	Fair Value Measurement at December 31, 2015
		Level 1	Level 2	Level 3

Derivative liability - Warrants	$530	$—	$—	$530

Derivative liability – Convertible note payable	$8,140	$—	$—	$8,140

A summary of the changes in the derivative liabilities is as follows:

Balance, December 31, 2015	$ 8,670
Total losses (unrealized/realized) included in net loss	58,150
Balance, March 31, 2016	$ 66,820

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

The change in fair value of our derivative warrant liability is as follows:

Balance, December 31, 2015	$530
Total losses (unrealized/realized) included in net loss	7,780
Balance, March 31, 2016	$8,310

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

The following table summarizes the assumptions used to value our derivative warrants at March 31, 2016:

Fair value assumptions – derivative warrants:	March 31, 2016
Risk free interest rate	0.659%
Expected term (years)	0.86
Expected volatility	204%
Expected dividends	0%

The following table summarizes the assumptions used to value our derivative warrants at December 31, 2015:

Fair value assumptions – derivative warrants:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.1
Expected volatility	146%
Expected dividends	0%

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

The change in fair value of our derivative liability – convertible note payable is as follows:

Balance, December 31, 2015	$8,140
Total losses (realized/unrealized) included in net loss	50,370
Balance, March 31, 2016	$58,510

We estimate the fair value of this derivative at each balance sheet date until such time the Note is paid or converted.

We estimated the fair value of the derivative on the date of issuance and at March 31, 2016 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at March 31, 2016 and December 31, 2015:

Fair value assumptions – derivative:	March 31, 2016
Risk free interest rate	0.59%
Expected term (years)	1.0
Expected volatility	188%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2015:

Fair value assumptions – derivative:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	195%
Expected dividends	0%

Accrued interest totaled $3,145 and $2,343 at March 31, 2016 and December 31, 2015, respectively, and is included in Accrued interest on the accompanying balance sheets.

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

Total principal amounts owed under the credit facility notes payable were $1,577,020 and $1,500,000 at March 31, 2016 and December 31, 2015, respectively.

Borrowings under our convertible note payable to Mr. Gibbs were $77,020 and $75,000 for the three months ended March 31, 2016 and 2015, respectively, and were generally used to pay certain mining lease obligations as well as operating expenses. No principal or interest payments were made to Mr. Gibbs during either the three months ended March 31, 2016 or 2015.

Total accrued interest on the notes payable to Mr. Gibbs was $195,752 and $176,733 at March 31, 2016 and December 31, 2015, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $19,019 and $15,679 for the three months ended March 31, 2016 and 2015, respectively.

Note 6 - Commitments and Contingencies

We are subject to various commitments and contingencies under the Langtry Lease/Option to Purchase as discussed in Note 2 – Mining Rights and Properties.  All commitments and obligations under the agreement have been fulfilled to date.

Note 7 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	750,000	$0.29
Options granted or expired	-
Outstanding at March 31, 2016	750,000	$0.29

The weighted average contractual life of all outstanding options was 1.7 years at March 31, 2016. No share based compensation expense was recorded for either the three months ended March 31, 2016 or year ended December 31, 2015.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. For each of the three months ended March 31, 2016 and 2015, a total of $7,500 was recorded as management fees and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, $7,500 and $2,500 of management fees due Mr. Power had not been paid and are included in accrued liabilities on the accompanying consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively.

Accrued Interest - Related Parties

At March 31, 2016 and December 31, 2015, Accrued interest - related parties represented accrued interest payable to Mr. Gibbs in the amounts of $195,752 and $176,733, respectively.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the three months ended March 31, 2016, Mr. Power advanced the Company a total of $4,550. Mr. Power advanced no funds to the Company during the three months ended March 31, 2015. There were no outstanding advances at either March 31, 2016 or December 31, 2015.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical. At March 31, 2016 a total of $3,750 were due Mr. Power regarding usage of his credit cards.  At December 31, 2015, no amounts were due Mr. Power regarding usage of his credit cards.

Note 9 - Subsequent Events

Subsequent to March 31, 2016 the Company borrowed an additional $10,000 under the credit agreement from Mr. Gibbs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Silver Corporation and its consolidated subsidiary.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Commission on April 5, 2016, and our interim unaudited condensed consolidated financial statements and notes thereto included with this report in Part I. Item 1.

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

In March 2016, we entered into a new lease/option agreement that replaced the prior mining lease and its amendments #1, #2 and #3.  In addition to the patented claims controlled through this mining lease, the Company has staked and acquired unpatented mining claims that together represent the Langtry project.

During the first quarter of 2011, we completed a 13-hole drilling program on our Langtry Property in an effort to validate the results of an earlier drilling program undertaken by a previous owner of the Property during the 1960’s and 1970’s and to further define silver deposits near historic workings on the Property. During the remainder of 2011 and during the first quarter of 2012, we evaluated the results of our drilling program, performed metallurgical studies and hired an independent firm to estimate our resources. In May 2012, our independent consultant issued a N I 43-101 report following the guidelines specified by the Canadian Council of Professional Geoscientists and included a description of the Langtry Property and location, history, geological setting, deposit types, mineralization, exploration, drilling, sampling method and approach, sample preparation, analyses and security, data verification, mineral resource and mineral reserve estimates, as well as other relevant data and information.  Since the completion of these work programs on the property, we have not had the resources to do further field work and have focused on other ways to maximize value through the renegotiation of our lease obligation into a more favorable lease/option agreement, renegotiating the net smelter royalty on the Langtry patented claims, acquiring additional mining claims adjacent to the Langtry patented claims and working with San Bernardino County to confirm our vested mining right for the Langtry patented claims held under the lease/option agreement.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

A summary of our results from operations is as follows:

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Exploration costs	$-	$28,671
General and administrative expenses	52,631	51,270
Total operating expenses	52,631	79,941
Operating loss	(52,631)	(79,941)
Total other expenses, net	(77,971)	(14,679)
Net loss	$(130,602)	$(94,620)

During the three months ended March 31, 2016, our net loss was $130,602 as compared to a net loss of $94,620 during the same period in 2015. The $35,982 increase in our loss was mainly attributable to certain non-cash charges due to changes in the values of our derivative liabilities associated with a convertible note payable and outstanding warrants.

Operating expenses:

During the three months ended March 31, 2016, our total operating expenses decreased $27,310, or 34%, from $79,941 to $52,631 for the three months ended March 31, 2015 and 2016, respectively.

During the three months ended March 31, 2016, we incurred no exploration costs as compared to $28,671 during the same period in 2015.  For the three months ended March 31, 2015, exploration costs primarily consisted of legal expenses associated with the our vested mining right application to San Bernardino County for the Langtry patented claims  and consulting fees paid to our consulting geologist for analysis of other potential mineral opportunities.

Our general and administrative expenses increased $1,361, or 3%, from $51,270 to $52,631 for the three months ended March 31, 2015 and 2016, respectively.  The increase is primarily attributable to increases in professional services fees.

Other income and expense:

Our total other expenses were $77,971 during the three months ended March 31, 2016, as compared to total other expenses of $14,679 during the three months ended March 31, 2015.

For the three months ended March 31, 2016 we incurred $19,019 in interest expense associated with our related party convertible notes payable, as well as $802 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel. Interest expense of $15,679 for the three months ended March 31, 2015 is attributed to our related party convertible notes payable.

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270. The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note were considered a discount to the Note valued at its inception at $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability. The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively. At March 31, 2016 the periodic valuation resulted in a $50,370 increase in the derivative liability and a resulting charge to our results of operations as a change in the fair value of derivative liabilities.

Our quarterly evaluation and mark-to-market of our derivative liability associated with outstanding common stock purchase warrants at March 31, 2016 resulted in a $7,780 increase in the liability as compared to a $1,000 decrease in the liability for the three months ended March 31, 2015.

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

At March 31, 2016, we had not yet achieved profitable operations and we have accumulated losses of $6,700,489 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,650,000, which provides the Company an additional $72,980 available under the credit line at March 31, 2016.

We have financed our capital requirements primarily through borrowings from related parties. We expect to meet our future financing needs and working capital and capital expenditure requirements through additional borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financing could be highly dilutive to existing shareholders. Currently, there are no arrangements in place for additional equity funding or new loans.

Liquidity

On March 31, 2016, we had $1,745 of cash and cash equivalents and negative working capital of $1,998,536. This compares to cash on hand of $1,055 and negative working capital of $1,819,581 at December 31, 2015.

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

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of March 31, 2016 total borrowings under the Credit Agreement were $1,577,020.

The Langtry lease and option to purchase originated in March 2010, and had been subject to various amendments. A new Lease/Purchase Option dated March 10, 2016, which modified the rental, option payments and lessor royalties covering the Langtry Property, replaced the lease and subsequent amendments thereto in its entirety. Details of the terms of the new Lease/Purchase Option are contained in Note 2 of the financial statements in this quarterly report.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(33,310)	$(49,460)
Net cash used in investing activities	(43,020)	(30,000)
Net cash provided by financing activities	77,020	75,000
Net increase (decrease) in cash	690	(4,460)
Cash and cash equivalents, beginning of period	1,055	8,122
Cash and cash equivalents, end of period	$1,745	$3,662

Net cash used in operating activities:

Net cash used in operating activities was $33,310 and $49,460 during the three months ended March 31, 2016 and 2015, respectively.

Cash used in operating activities during the three months ended March 31, 2016 primarily attributed to our $(130,602) net loss and non-cash charges for our periodic valuations of our derivative liabilities totaling $58,150.  During the quarter, we prepaid certain amounts related to investor relations totaling $5,625. In addition, we realized increases in accounts payable of $19,946, accrued interest on our related party convertible notes of $19,019, and other accrued liabilities of $5,802.

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

Net cash used in investing activities:

Cash used in investing activities was $(43,020) during the three months ended March 31, 2016 as compared to $(30,000) during the three months ended March 31, 2015.

Cash used in investing activities during the three months ended March 31, 2016 totaling $43,020 primarily represents payments due under the 2016 Lease/Purchase Option for lease rental payments due of $20,000, payment for the purchase option of $20,000, and $20 representing the 20-year lease payment at $1 per year.  In addition, we paid $3,000 due on our deed conveyance of 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property. In consideration of the conveyance, the Company agreed to pay $10,000, payable in equal monthly installments of $1,000 beginning on September 1, 2015. As of March 31, 2016, $7,000 of this obligation has been paid.

Cash used in investing activities during the three months ended March 31, 2015 represents lease payments under the previous 2010 Langtry Lease of $30,000.

Net cash provided by financing activities:

Cash provided by financing activities during the three months ended March 31, 2016 was $77,020 compared to cash provided by financing activities of $75,000 during the same period in 2015, both representing borrowings under our credit agreement with a significant shareholder. In addition, during the three months ended March 31, 2016 the Company’s President had advanced a total of $4,550, all of which were repaid during the period.  No such advances were made during the three months ended March 31, 2015.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of March 31, 2016. No impairment loss was recognized during either the three months ended March 31, 2016 and 2015, and mineral rights are net of $-0- of impairment losses as of March 31, 2016.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties and a limited corporate governance structure as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2015.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I. Item 1A. of our Annual Report on  Form 10-K for the year ended December 31, 2015.

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

ATHENA SILVER CORPORATION

Dated: May 11, 2016	By:	_/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)