Form 10-Q
period 2016-06-30
ATHENA SILVER CORP
filed 2016-08-05
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On August 5, 2016, 2016, there were 36,202,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 2,208	$ 1,055
Prepaid expenses	3,750	-

Total current assets	5,958	1,055

Mineral rights and properties - unproven	2,033,695	1,985,342

Total assets	$ 2,039,653	$ 1,986,397

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 32,277	$ 28,453
Accrued liabilities	64,500	43,167
Accrued interest	3,947	2,343
Accrued interest - related parties	215,633	176,733
Deed amendment liability - short-term portion	10,000	10,000
Derivative liabilities	88,570	8,670
Convertible note payable	51,270	51,270
Convertible notes payable - related parties	1,619,520	1,500,000

Total current liabilities	2,085,717	1,820,636

Deed amendment liability	120,000	130,000

Total liabilities	2,205,717	1,950,636

Commitments and contingencies	-	-

Stockholders' equity:

Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,202,320 issued and outstanding	3,620	3,620
Additional paid-in capital	6,602,028	6,602,028
Accumulated deficit	(6,771,712)	(6,569,887)
Total stockholders' (deficit) equity	(166,064)	35,761
Total liabilities and stockholders' (deficit) equity	$ 2,039,653	$ 1,986,397

See notes to unaudited consolidated interim financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ending June 30,		Six months ending June 30,
	2016	2015	2016	2015

Operating expenses:
Exploration costs	$ 163	$ 35,586	163	64,257
General and administrative expenses	28,627	27,507	81,258	78,777

Total operating expenses	28,790	63,093	81,421	143,034

Operating loss	(28,790)	(63,093)	(81,421)	(143,034)

Other income (expense):
Interest expense	(20,683)	(49,293)	(40,504)	(64,972)
Change in fair value of derivative liabilities	(21,750)	80	(79,900)	1,080

Total other income (expense)	(42,433)	(49,213)	(120,404)	(63,892)
Net loss	$ (71,223)	$ (112,306)	$ (201,825)	$ (206,926)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Basic and diluted weighted-average common shares outstanding	36,202,320	36,202,320	36,202,320	36,171,381

See notes to unaudited consolidated interim financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$ (201,825)	$ (206,926)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	31,710
Change in fair value of derivative liabilities	79,900	(1,080)
Changes in operating assets and liabilities:
Prepaid expenses	(3,750)	(4,695)
Accounts payable	9,824	37,113
Accrued interest - related parties	38,900	32,505
Accrued liabilities and other liabilities	14,604	6,759

Net cash used in operating activities	(62,347)	(104,614)

Cash flows from investing activities:
Acquisition of mineral rights	(46,020)	(40,000)

Net cash used in investing activities	(46,020)	(40,000)

Cash flows from financing activities:
Proceeds on advances from related parties	5,050	-
Payments on advances from related parties	(5,050)	-
Borrowings from notes payable - related parties	119,520	140,000
Payment on deed amendment liability	(10,000)	-

Net cash provided by financing activities	109,520	140,000

Net increase (decrease) in cash	1,153	(4,614)
Cash at beginning of period	1,055	8,122

Cash at end of period	$ 2,208	$ 3,508

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Increase in accrued liabilities applicable to mineral rights	$ (2,333)	$ (12,083)
Conversion of accounts payable to convertible note payable	$ -	$ 51,270
Common stock issued for mineral rights	$ -	$ 22,000
Deed amendment liabilities	$ -	$ 140,000

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

Basis of Presentation

We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2016 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

At June 30, 2016, we had not yet achieved profitable operations and we have accumulated losses of $6,771,712 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,650,000, which provides the Company an additional $30,480 available under the credit line at June 30, 2016.  We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock. Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	June 30, 2016	December 31, 2015
Mineral properties	$156,707	$156,707
Mineral rights – Langtry Project	1,876,988	1,828,635
Mineral rights and properties	$2,033,695	$1,985,342

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

The following is a summary of the highlights of the new Lease/Option, which is qualified in its entirety by the provisions of the Lease/Option dated March 10, 2016:

•

The Lease/Option has a term of 20 years, and grants an exclusive right to explore, develop and purchase the Langtry property.  Lease payments under the new agreement are a nominal $1 per year, payable in advance. This amount was paid in March 2016. The lease requires us to also maintain the option to purchase in good standing as described below.

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

•

In Year 1, 50% of the annual option payment of $20,000 was paid on March 15, 2016. The remaining payment of  $20,000 is due on September 15, 2016. In subsequent years, the option payment shall be due March 15.

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

•

On May 28, 2015 we executed an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage.  In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full.  We paid the initial $10,000 upon execution of the amendment. The scheduled $10,000 due June 1, 2016 was paid during the quarter ended June 30, 2016.  The next payment is due June 1, 2017.  If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

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

In August 2015 the Company acquired by deed conveyance 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property. In consideration of the conveyance, the Company agreed to pay $10,000, payable in equal monthly installments of $1,000 beginning on September 1, 2015. As of June 30, 2016, this obligation has been paid in full.

During the six months ended June 30, 2016 we capitalized a total of $48,353 as mineral rights. This amount includes the $40,020 option and lease payments due under the 2016 Mining Lease/Option to Purchase as discussed above. In addition, $8,333 of lease rental obligations due under the 2010 agreement and subsequent amendments were accrued and capitalized during the period ended June 30, 2016.

At June 30, 2016 at total of $40,000 of mining rights obligations have been accrued, and are composed of $20,000 of lease rental obligations due under the 2010 agreement and amendments and is due on September 15, 2016, as well as $20,000 representing the balance of the 2016 option payment under the 2016 Lease/Option to Purchase and is also due on September 15, 2016. These amounts are included in accrued liabilities on the accompanying balance sheet at June 30, 2016.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at June 30, 2016	Fair Value Measurement at June 30, 2016
		Level 1	Level 2	Level 3

Derivative liability - Warrants	$ 9,960	—	—	9,960
Derivative liability – Convertible note payable	$ 78,610	—	—	78,610

	Carrying Value at December 31, 2015	Fair Value Measurement at December 31, 2015
		Level 1	Level 2	Level 3

Derivative liability - Warrants	$ 530	—	—	530
Derivative liability – Convertible note payable	$ 8,140	—	—	8,140

A summary of the changes in the derivative liabilities is as follows:

Balance, December 31, 2015	$ 8,670
Total losses (unrealized/realized) included in net loss	79,900
Balance, June 30, 2016	$ 88,570

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

The change in fair value of our derivative warrant liability is as follows:

Balance, December 31, 2015	$ 530
Total losses (unrealized/realized) included in net loss	9,430
Balance, June 30, 2016	$ 9,960

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

The following table summarizes the assumptions used to value our derivative warrants at June 30, 2016:

Fair value assumptions – derivative warrants:	June 30, 2016
Risk free interest rate	0.45%
Expected term (years)	0.61
Expected volatility	245%
Expected dividends	0%

The following table summarizes the assumptions used to value our derivative warrants at December 31, 2015:

Fair value assumptions – derivative warrants:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.1
Expected volatility	146%
Expected dividends	0%

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

The change in fair value of our derivative liability – convertible note payable is as follows:

Balance, December 31, 2015	$ 8,140
Total losses (realized/unrealized) included in net loss	70,470
Balance, June 30, 2016	$ 78,610

We estimate the fair value of this derivative at each balance sheet date until such time the Note is paid or converted.

We estimated the fair value of the derivative on the date of issuance and at June 30, 2016 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at June 30, 2016 and December 31, 2015:

Fair value assumptions – derivative:	June 30, 2016
Risk free interest rate	0.45%
Expected term (years)	1.0
Expected volatility	249%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2015:

Fair value assumptions – derivative:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	195%
Expected dividends	0%

Accrued interest totaled $3,947 and $2,343 at June 30, 2016 and December 31, 2015, respectively, and is included in Accrued interest on the accompanying balance sheets.

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

Total principal amounts owed under the credit facility notes payable were $1,619,520 and $1,500,000 at June 30, 2016 and December 31, 2015, respectively.

Borrowings under our convertible note payable to Mr. Gibbs were $119,520 and $140,000 for the six months ended June 30, 2016 and 2015, respectively, and were generally used to pay certain mining lease obligations as well as operating expenses.  No principal or interest payments were made to Mr. Gibbs during either the six months ended June 30, 2016 or 2015.

Total accrued interest on the notes payable to Mr. Gibbs was $215,633 and $176,733 at June 30, 2016 and December 31, 2015, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $38,900 and $32,505 for the six months ended June 30, 2016 and 2015, respectively. Total related party interest expense was $19,881 and $16,826 for the three months ended June 30, 2016 and 2015, respectively.

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

Note 7 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	750,000	$0.29
Options granted or expired	-
Outstanding at June 30, 2016	750,000	$0.29

The weighted average contractual life of all outstanding options was 1.4 years at June 30, 2016. No share based compensation expense was recorded for either the three or six months ended June 30, 2016 or for the year ended December 31, 2015.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. For each of the three and six months ended June 30, 2016 and 2015, a total of $7,500 and $15,000 was recorded as management fees and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, $12,500 and $2,500 of management fees due Mr. Power had not been paid and are included in accrued liabilities on the accompanying consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively.

Accrued Interest - Related Parties

At June 30, 2016 and December 31, 2015, Accrued interest - related parties represented accrued interest payable to Mr. Gibbs in the amounts of $215,633 and $176,733, respectively.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements.  These advances are non-interest bearing and are generally repaid as cash becomes available.

During the six months ended June 30, 2016, Mr. Power made short-term advances to the Company of $5,050 that were repaid during the period.  Mr. Power advanced no funds to the Company during the six months ended June 30, 2015.  There were no outstanding advances at either June 30, 2016 or December 31, 2015.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.  At both June 30, 2016 and December 31, 2015, no amounts were due Mr. Power regarding usage of his credit cards.

Note 9 - Subsequent Events

Subsequent to June 30, 2016 the Company borrowed an additional $41,100 under the credit agreement from Mr. Gibbs.

On August 1, 2016, options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.43 expired unexercised.

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

Results of Operations for the Three Months Ended June 30, 2016 and 2015

A summary of our results from operations is as follows:

	Three Months Ended June 30,
	2016	2015
Operating expenses:
Exploration costs	$ 163	$ 35,586
General and administrative expenses	28,627	27,507
Total operating expenses	28,970	63,093
Operating loss	(28,970)	(63,093)
Total other expenses, net	(42,433)	(49,213)
Net loss	$ (71,223)	$ (112,306)

During the three months ended June 30, 2016, our net loss was $71,223 as compared to a net loss of $112,306 during the same period in 2015. The $41,083 decrease in our loss was mainly attributable to reduced exploration costs incurred during the three months ended June 30, 2015 and certain non-cash charges due to changes in the values of our derivative liabilities associated with a convertible note payable and outstanding warrants.

Operating expenses:

During the three months ended June 30, 2016, our total operating expenses decreased $34,303, or 54%, from $63,093 to $28,790 for the three months ended June 30, 2015 and 2016, respectively.

During the three months ended June 30, 2016, we incurred $163 exploration costs consisting of minor survey expenses, as compared to $35,586 during the same period in 2015.  For the three months ended June 30, 2015, exploration costs primarily consisted of legal expenses associated with the preparation and filing of a certificate of compliance with San Bernardino County regarding the Langtry project and consulting fees paid to our consulting geologist for analysis of other potential mineral opportunities.

Our general and administrative expenses increased $1,120, or 4%, from $27,507 to $28,627 for the three months ended June 30, 2015 and 2016, respectively. The increase is primarily attributable to increases in professional services fees.

Other income and expense:

Our total other expenses were $42,433 during the three months ended June 30, 2016, as compared to total other expenses of $49,213 during the three months ended June 30, 2015.

For the three months ended June 30, 2016 we incurred $19,881 in interest expense associated with our related party convertible notes payable, as well as $802 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

For the three months ended June 30, 2015 we incurred $16,824 in interest expense associated with our related party convertible notes payable.  In addition, on April 1, 2015 we agreed to convert certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270, for which $759 of interest expense was charged for the period ended June 30, 2015.  Certain features of the convertible note payable resulted in an initial discount to the note of $31,710, which was charged to interest expense upon its inception.

The resulting liability represents a derivative liability that is evaluated at the end of each reporting period. At June 30, 2016 our evaluation of the derivative liability resulted in a $20,100 increase of the liability that was recorded as a loss as a change in value of the derivative liability on the accompanying consolidated statement of operations for the three months ended June 30, 2016. For the three months ended June 30, 2015 our evaluation of the derivative liability resulted in a $470 increase of the liability that was recorded as a loss as a change in value of the derivative liability.

Our quarterly evaluation and mark-to-market of our derivative liability associated with outstanding common stock purchase warrants at June 30, 2016 resulted in a $1,650 increase in the liability as compared to a $550 decrease in the liability for the three months ended June 30, 2015.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

A summary of our results from operations is as follows:

	Six Months Ended June 30,
	2016	2015
Operating expenses:
Exploration costs	$ 163	$ 64,257
General and administrative expenses	81,258	78,777
Total operating expenses	81,421	143,034
Operating loss	(81,421)	(143,034)
Total other expenses, net	(120,404)	(63,892)
Net loss	$ (201,825)	$ (206,926)

During the six months ended June 30, 2016, our net loss was $201,825 as compared to a net loss of $206,926 during the same period in 2015. The $5,101 decrease in our loss was mainly attributable to exploration costs incurred during the six months ended June 30, 2015 and certain non-cash charges due to changes in the values of our derivative liabilities associated with a convertible note payable and outstanding warrants.

Operating expenses:

During the six months ended June 30, 2016, our total operating expenses decreased $61,613, or 43%, from $143,034 to $81,421 for the six months ended June 30, 2015 and 2016, respectively.

During the six months ended June 30, 2016, we incurred $163 exploration costs consisting of minor survey expenses, as compared to $64,257 during the same period in 2015.  For the six months ended June 30, 2015 exploration costs primarily consisted of legal expenses associated with the preparation and filing of a certificate of compliance with San Bernardino County regarding the Langtry project and consulting fees paid to our consulting geologist for analysis of other potential mineral opportunities.

Our general and administrative expenses increased $2,481, or 3%, from $78,777 to $81,258 for the six months ended June 30, 2015 and 2016, respectively.  The increase is primarily attributable to increases in professional services fees.

Other income and expense:

Our total other expenses were $120,404 during the six months ended June 30, 2016, as compared to total other expenses of $63,892 during the six months ended June 30, 2015.

For the six months ended June 30, 2016 we incurred $38,900 in interest expense associated with our related party convertible notes payable, as well as $1,604 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

For the six months ended June 30, 2015 we incurred $32,503 in interest expense associated with our related party convertible notes payable.  In addition, on April 1, 2015 we agreed to convert certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270, for which $759 of interest expense was charged for the six months ended June 30, 2015. Certain features of the convertible note payable resulted in an initial discount to the note of $31,710, which was charged to interest expense upon its inception.

The resulting liability represents a derivative liability that is evaluated at the end of each reporting period. At June 30, 2016 our evaluation of the derivative liability resulted in a $70,470 increase of the liability that was recorded as a loss as a change in value of the derivative liability on the accompanying consolidated statement of operations for the six months ended June 30, 2016.  For the six months ended June 30, 2015 our evaluation of the derivative liability resulted in a $470 increase of the liability that was recorded as a loss as a change in value of the derivative liability.

Our quarterly evaluation and mark-to-market of our derivative liability associated with outstanding common stock purchase warrants at June 30, 2016 resulted in a $9,430 increase in the liability as compared to a $1,550 decrease in the liability for the six months ended June 30, 2015.

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

At June 30, 2016, we had not yet achieved profitable operations and we have accumulated losses of $6,771,712 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. On December 31, 2015 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,650,000, which provides the Company an additional $30,480 available under the credit line at June 30, 2016.

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

Liquidity

On June 30, 2016, we had $2,208 of cash and cash equivalents and negative working capital of $2,079,759. This compares to cash on hand of $1,055 and negative working capital of $1,819,581 at December 31, 2015.

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

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).  As of June 30, 2016 total borrowings under the Credit Agreement were $1,619,520.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$ (62,347)	$ (104,614)
Net cash used in investing activities	(46,020)	(40,000)
Net cash provided by financing activities	109,520	140,000
Net increase (decrease) in cash	1,153	(4,614)
Cash and cash equivalents, beginning of period	1,055	8,122
Cash and cash equivalents, end of period	$ 2,208	$ 3,508

Net cash used in operating activities:

Net cash used in operating activities was $62,347 and $104,614 during the six months ended June 30, 2016 and 2015, respectively.

Cash used in operating activities during the six months ended June 30, 2016 primarily attributed to our $(201,825) net loss.  During the period, we prepaid certain amounts related to investor relations totaling $3,750.  In addition, we realized increases in accounts payable of $9,824, accrued interest on our related party convertible notes of $38,900, and other accrued liabilities of $14,604.

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

Net cash used in investing activities:

Cash used in investing activities was $(46,020) during the six months ended June 30, 2016 as compared to $(40,000) during the six months ended June 30, 2015.

Cash used in investing activities during the six months ended June 30, 2016 totaling $46,020 primarily represents payments due under the 2016 Lease/Purchase Option for lease rental payments due of $20,000, payment for the purchase option of $20,000, and $20 representing the 20-year lease payment at $1 per year. In addition, we paid $6,000 due on our purchase of 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property. The Company agreed to pay $10,000, payable in equal monthly installments of $1,000 beginning on September 1, 2015. As of June 30, 2016, this obligation has been paid in full.

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

Net cash provided by financing activities:

Cash provided by financing activities during the six months ended June 30, 2016 was $109,520 compared to cash provided by financing activities of $140,000 during the same period in 2015.

During the six months ended June 30, 2016 we borrowed $119,520 representing borrowings under our credit agreement with a significant shareholder.  Also during the six months ended June 30, 2016 the Company’s President had advanced a total of $5,050, all of which were repaid during the period. In addition, we made the scheduled $10,000 payment due June 1st on our deed amendment liability.

Cash provided by financing activities during the six months ended June 30, 2015 was $140,000 representing borrowings under our credit agreement with a significant shareholder.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of June 30, 2016. No impairment loss was recognized during either the six months ended June 30, 2016 and 2015, and mineral rights are net of $-0- of impairment losses as of June 30, 2016.

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

ATHENA SILVER CORPORATION

Dated: August 5, 2016	By:	_/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)