Form 10-Q
period 2016-09-30
ATHENA SILVER CORP
filed 2016-11-14
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

On November 10, 2016, there were 36,202,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 1,461	$ 1,055
Prepaid expenses	1,875	-

Total current assets	3,336	1,055

Mineral rights and properties - unproven	2,068,788	1,985,342

Total assets	$ 2,072,124	$ 1,986,397

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 25,385	$ 28,453
Accrued liabilities	26,500	43,167
Accrued interest	4,758	2,343
Accrued interest - related parties	236,614	176,733
Advances payable - related party	1,500	-
Deed amendment liability - short-term portion	10,000	10,000
Derivative liabilities	64,080	8,670
Convertible note payable	51,270	51,270
Current portion of Note payable - related party	21,827	-
Convertible credit facility - related party	1,683,120	1,500,000

Total current liabilities	2,125,054	1,820,636

Note payable - related party, net of current portion	23,173	-
Deed amendment liability	120,000	130,000

Total liabilities	2,268,227	1,950,636

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	-	-

Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,202,320 issued and outstanding	3,620	3,620
Additional paid-in capital	6,602,028	6,602,028
Accumulated deficit	(6,801,751)	(6,569,887)
Total stockholders' equity (deficit)	(196,103)	35,761

Total liabilities and stockholders' equity (deficit)	$ 2,072,124	$ 1,986,397

See notes to unaudited consolidated financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating expenses:
Exploration costs	$ 9,326	$ 22,288	9,489	86,545
General and administrative expenses	23,411	28,125	104,669	106,902
Total operating expenses	32,737	50,413	114,158	193,447
Operating loss	(32,737)	(50,413)	(114,158)	(193,447)
Other income (expense):
Interest expense	(21,792)	(18,548)	(62,296)	(83,520)
Change in fair value of derivative liabilities	24,490	28,900	(55,410)	29,980
Total other income (expense)	2,698	10,352	(117,706)	(53,540)
Net loss	$ (30,039)	$ (40,061)	$ (231,864)	$ (246,987)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Basic and diluted weighted-average common shares outstanding	36,202,320	36,202,320	36,202,320	36,181,807

See notes to unaudited consolidated financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$ (231,864)	$ (246,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	31,710
Change in fair value of derivative liabilities	55,410	(29,980)
Changes in operating assets and liabilities:
Prepaid expenses	(1,875)	(2,820)
Accounts payable	2,932	35,633
Accrued interest - related parties	59,881	50,255
Accrued liabilities and other liabilities	17,415	10,057
Net cash used in operating activities	(98,101)	(152,132)

Cash flows from investing activities:
Acquisition of mineral rights	(121,113)	(48,605)
Net cash used in investing activities	(121,113)	(48,605)

Cash flows from financing activities:
Proceeds on advances from related parties	7,250	1,805
Payments on advances from related parties	(5,750)	(1,055)
Borrowings from credit facility and notes payable - related parties	228,120	193,000
Payment on deed amendment liability	(10,000)	-
Net cash provided by financing activities	219,620	193,750

Net increase (decrease) in cash	406	(6,987)
Cash at beginning of period	1,055	8,122
Cash at end of period	$ 1,461	$ 1,135

Supplemental disclosure of cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Increase (decrease) in accrued liabilities applicable to mineral rights	$ -	$ 5,917
Conversion of accounts payable to convertible note payable	$ -	$ 51,270
Common stock issued for mineral rights	$ -	$ 22,000
Deed amendment liabilities	$ -	$ 140,000

See notes to unaudited consolidated financial statements.

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

Basis of Presentation

We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim  consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

At September 30, 2016, we had not yet achieved profitable operations and we have accumulated losses of $6,801,751 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective October 13, 2016, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,750,000. In addition to the expansion of the credit line, the amendment also extended the maturity date of the credit line to December 31, 2017.

Additionally, on September 12, 2016 we executed a promissory note in favor of Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000, the proceeds of which were primarily used for working capital.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock. Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	September 30, 2016	December 31, 2015
Mineral properties	$185,290	156,707
Mineral rights – Langtry Project	1,883,498	1,828,635
Mineral rights and properties	$2,068,788	1,985,342

Mineral Properties

On August 8, 2016, we purchased 33+/- acres of land (“Section 16 Property”) for $28,582, net of $18 of title fees, located in San Bernardino County, California. The property is located in the Calico Mining District in the SE ¼ of the SE ¼ of Section 16; T 10 North, R 1 East. The State of California patented this land to a private party in 1935 and reserved in favor of the State one-sixteenth of all coal, oil, gas and other mineral deposits contained in the land.

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

•

In Year 1, 50% of the annual option payment of $20,000 was paid on March 15, 2016. The remaining payment of $20,000 was due and paid on September 15, 2016. In subsequent years, the option payment shall be due March 15.

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

•

Deferred rent of $130,000 under the prior lease shall be payable upon exercise of the purchase option or upon Athena entering into a joint venture or other arrangement to develop the Langtry prospect. Accrued rent of $20,000 under the prior lease was due and paid September 15, 2016.

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

•

On May 28, 2015 we executed an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full. We paid the initial $10,000 upon execution of the amendment and $10,000 in June 2016. The next payment is due June 1, 2017. If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

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

In August 2015 the Company acquired by deed conveyance 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property. In consideration of the conveyance, the Company agreed to pay $10,000, payable in equal monthly installments of $1,000 beginning on September 1, 2015. As of September 30, 2016, this obligation has been paid in full.

During the nine months ended September 30, 2016 we capitalized a total of $54,863 as mineral rights. This amount includes the $40,020 option and lease payments due under the 2016 Mining Lease/Option to Purchase as discussed above. In addition, $8,333 of lease rental obligations due under the 2010 agreement and subsequent amendments, and $6,510 of payments to the bureau of Land Management to maintain our claims in good standing were capitalized during the period ended September 30, 2016. As of September 30, 2016 all amounts due or accrued regarding our mineral rights had been paid, and all our claims remain in good standing.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at September 30, 2016	Fair Value Measurement at September 30, 2016
		Level 1	Level 2	Level 3

Derivative liability - Warrants	$600	$—	$—	$600
Derivative liability – Convertible note payable	$63,480	$—	$—	$63,480

	Carrying Value at December 31, 2015	Fair Value Measurement at December 31, 2015
		Level 1	Level 2	Level 3

Derivative liability - Warrants	$530	$—	$—	$530
Derivative liability – Convertible note payable	$8,140	$—	$—	$8,140

A summary of the changes in the derivative liabilities is as follows:

Balance, December 31, 2015	$ 8,670
Total losses (unrealized/realized) included in net loss	55,410
Balance, September 30, 2016	$ 64,080

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

We determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to our own stock due to the anti-dilution provision. Accordingly, the warrants are treated as a derivative liability and are carried at fair value. We estimate the fair value of these derivative warrants at each balance sheet date and the changes in fair value are recognized in earnings in our consolidated statements of operations under the caption “change in fair value of derivative liabilities” until such time as the derivative warrants are exercised or expire.

The change in fair value of our derivative warrant liability is as follows:

Balance, December 31, 2015	$ 530
Total losses (unrealized/realized) included in net loss	70
Balance, September 30, 2016	$ 600

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

The following table summarizes the assumptions used to value our derivative warrants at September 30, 2016:

Fair value assumptions – derivative warrants:	September 30, 2016
Risk free interest rate	0.45%
Expected term (years)	0.36
Expected volatility	100%
Expected dividends	0%

The following table summarizes the assumptions used to value our derivative warrants at December 31, 2015:

Fair value assumptions – derivative warrants:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.1
Expected volatility	146%
Expected dividends	0%

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

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note are considered a discount to the Note. However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception. The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the conversion option changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively. At the inception of the Note, we recognized $31,710 of interest expense representing the amortization of the discount and the establishment of derivative liability.

The change in fair value of our derivative liability – convertible note payable is as follows:

Balance, December 31, 2015	$ 8,140
Total losses (realized/unrealized) included in net loss	55,340
Balance, September 30, 2016	$ 63,480

We estimate the fair value of this derivative at each balance sheet date until such time the Note is paid or converted.

We estimated the fair value of the derivative on the date of issuance and at September 30, 2016 using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note.  Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at September 30, 2016:

Fair value assumptions – derivative:	September 30, 2016
Risk free interest rate	0.59%
Expected term (years)	1.0
Expected volatility	219%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2015:

Fair value assumptions – derivative:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	195%
Expected dividends	0%

Accrued interest totaled $4,758 and $2,343 at September 30, 2016 and December 31, 2015, respectively, and is included in Accrued interest on the accompanying balance sheets.

Note 5 – Credit Agreement and Notes Payable – Related Parties

Convertible Credit Facility – Related Party

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, was due in full on July 31, 2014, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share. On December 31, 2013 we amended the credit agreement to increase the borrowing limit under the line of credit to $1,250,000 and extend the maturity date to December 31, 2014. On December 31, 2014 we again amended the credit agreement to increase the borrowing limit under the line of credit to $1,500,000 and extended the maturity date to December 31, 2015.  On December 31, 2015 we again amended the credit agreement to increase the borrowing limit under the line of credit to $1,650,000 and extended the maturity date to December 31, 2016. Effective October 13, 2016, we again amended the credit agreement to increase the borrowing limit under the line of credit to $1,750,000 and extended the maturity date to December 31, 2017. All other provisions under the agreement remained unchanged. The Company evaluated the convertible line of credit for derivative and beneficial feature conversion and concluded that there is no beneficial conversion since the conversion price at inception was greater than the market value of shares that would be issued upon conversion.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

Total principal amounts owed under the credit facility notes payable were $1,683,120 and $1,500,000 at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 the Company was overdrawn on the credit agreement by $33,120. However, as discussed above on October 13, 2016 the credit agreement was amended to increase the borrowing limit to $1,750,000 thereby bringing the Company into compliance with the credit agreement’s borrowing limit.

Borrowings under our convertible note payable to Mr. Gibbs were $183,120 and $193,000 for the nine months ended September 30, 2016 and 2015, respectively, and were generally used to pay certain mining lease obligations as well as operating expenses. No principal or interest payments were made to Mr. Gibbs during either the nine months ended September 30, 2016 or 2015.

Total accrued interest on the notes payable to Mr. Gibbs was $236,481 and $176,733 at September 30, 2016 and December 31, 2015, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Note Payable – Related Party

On September 12, 2016 we executed a Note Payable (“Note”) with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. The Note accrues interest at 6% per year, and matures on September 12, 2018. The Note requires monthly principle and interest payments of $1,994 beginning on October 12, 2016.  At September 30, 2016 the Note balance was $45,000, and a total of $133 of interest had accrued and is included in Accrued interest – related parties on the accompanying balance sheet.

Interest Expense – Related Parties

Total related party interest expense was $59,881 and $50,255 for the nine months ended September 30, 2016 and 2015, respectively. Total related party interest expense was $20,981 and $17,750 for the three months ended September 30, 2016 and 2015, respectively.

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

Note 7 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	750,000	$ 0.29
Options granted or expired	(150,000)	$ 0.43
Outstanding at September 30, 2016	600,000	$ 0.26

The weighted average contractual life of all outstanding options at September 30, 2016 was 1.5 years. No share based compensation expense was recorded for either the three or nine months ended September 30, 2016 or for the year ended December 31, 2015.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment, in advance, of $2,500 as consideration for the day-to-day management of Athena. For each of the three and nine months ended September 30, 2016 and 2015, a total of $7,500 and $22,500 was recorded as management fees and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, $17,500 and $2,500, respectively, of management fees due Mr. Power had not been paid and are included in accrued liabilities on the accompanying consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively.

Accrued Interest - Related Parties

At September 30, 2016 and December 31, 2015, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $236,481 and $176,733, respectively, representing unpaid interest on the credit facility. In addition, at September 30, 2016 Accrued interest - related parties includes $133 of interest accrued on the installment Note payable due to Mr. Power.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the nine months ended September 30, 2016, Mr. Power made short-term advances to the Company of $7,250, of which $5,750 was repaid during the period. During the nine months ended September 30, 2015, Mr. Power had advanced the Company a total of $1,805, of which $1,055 had been repaid by September 30, 2015.  Outstanding advances totaled $1,500 and $-0- September 30, 2016 and December 31, 2015, respectively.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.

Note 9 - Subsequent Events

Effective October 13, 2016, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,750,000. In addition to the expansion of the credit line, the amendment also extended the maturity date of the credit line to December 31, 2017.

Subsequent to September 30, 2016 the Company borrowed an additional $12,500 under the credit agreement from Mr. Gibbs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Silver Corporation and its consolidated subsidiary.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Commission on April 5, 2016, and our interim unaudited  consolidated financial statements and notes thereto included with this report in Part I. Item 1.

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

Results of Operations for the Three Months Ended September 30, 2016 and 2015

A summary of our results from operations is as follows:

	Three Months Ended September 30,
	2016	2015
Operating expenses:
Exploration costs	$ 9,326	$ 22,288
General and administrative expenses	23,411	28,125
Total operating expenses	32,737	50,413
Operating loss	(32,737)	(50,413)
Total other income, net	2,698	10,352
Net loss	$ (30,039)	$ (40,061)

During the three months ended September 30, 2016, our net loss was $30,039 as compared to a net loss of $40,061 during the same period in 2015. The $10,022 decrease in our loss was mainly attributable to reduced exploration costs incurred during the three months ended September 30, 2016 and certain non-cash items due to changes in the values of our derivative liabilities associated with a convertible note payable and outstanding warrants.

Operating expenses:

During the three months ended September 30, 2016, our total operating expenses decreased $17,676, or 35%, from $50,413 to $32,737 for the three months ended September 30, 2015 and 2016, respectively.

During the three months ended September 30, 2016, we incurred $9,326 exploration costs as compared to $22,288 during the same period in 2015. For the three months ended September 30, 2016 exploration costs primarily consisted of title research and survey expenses associated with our land acquisition and other potential land acquisitions.

For the three months ended September 30, 2015, exploration costs primarily consisted of legal expenses associated with the preparation and filing of a certificate of compliance with San Bernardino County regarding the Langtry project.

Our general and administrative expenses decreased $4,714, or 17%, from $28,125 to $23,411 for the three months ended September 30, 2015 and 2016, respectively. The decrease is primarily attributable to decreases in professional services fees.

Other income and expense:

Our total other income, net, was $2,698 during the three months ended September 30, 2016, as compared to total other income, net, of $10,352 during the three months ended September 30, 2015.

For the three months ended September 30, 2016 we incurred a total of $21,792 in interest expense, of which $20,848 was associated with our related party convertible credit facility, as well as $811 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel. In addition, on September 12, 2016 we executed an installment note payable with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. For the three months ended September 30, 2016 a total of $133 of interest expense had accrued on this installment note.

For the three months ended September 30, 2015 we incurred $18,548 in interest expense primarily associated with our related party convertible notes payable totaling $17,750. In addition, on April 1, 2015 we agreed to convert certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270. A total of $798 of interest expense was charged for the three months ended September 30, 2015 associated with this convertible note. Certain features of the convertible note payable resulted in an initial discount to the note. The resulting liability represents a derivative liability that is evaluated at the end of each reporting period. At September 30, 2016 our evaluation of the derivative liability resulted in a $15,130 decrease of the liability that was recorded as a gain as a change in value of the derivative liability on the accompanying consolidated statement of operations for the three months ended September 30, 2016. For the three months ended September 30, 2015 our evaluation of the derivative liability resulted in a $24,200 decrease of the liability that was recorded as a gain as a change in value of the derivative liability.

Our quarterly evaluation and mark-to-market of our derivative liability associated with outstanding common stock purchase warrants at September 30, 2016 resulted in a $9,360 decrease in the liability as compared to a $4,700 decrease in the liability for the three months ended September 30, 2015. The decreases in the liability were recorded as a gain as a change in the value of the derivative liability.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

A summary of our results from operations is as follows:

	Nine Months Ended September 30,
	2016	2015
Operating expenses:
Exploration costs	$ 9,489	$ 86,545
General and administrative expenses	104,669	106,902
Total operating expenses	114,158	193,447
Operating loss	(114,158)	(193,447)
Total other expenses, net	(117,706)	(53,540)
Net loss	$ (231,864)	$ (246,987)

During the nine months ended September 30, 2016, our net loss was $231,864 as compared to a net loss of $246,987 during the same period in 2015. The $15,123 decrease in our loss was mainly attributable to decreased exploration costs incurred during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 and certain non-cash items due to changes in the values of our derivative liabilities associated with a convertible note payable and outstanding warrants.

Operating expenses:

During the nine months ended September 30, 2016, our total operating expenses decreased $79,289, or 41%, from $193,447 to $114,158 for the nine months ended September 30, 2015 and 2016, respectively.

During the nine months ended September 30, 2016, we incurred $9,489 of exploration costs primarily consisting of title research and survey expenses associated with the land acquired and other acquisition targets, as compared to $86,545 during the same period in 2015.  For the nine months ended September 30, 2015 exploration costs primarily consisted of legal expenses associated with the preparation and filing of a certificate of compliance with San Bernardino County regarding the Langtry patented claims held under lease  and consulting fees paid to our consulting geologist for analysis of other potential mineral opportunities.

Our general and administrative expenses decreased $2,233, or 2%, from $106,902 to $104,669 for the nine months ended September 30, 2015 and 2016, respectively. The decrease is primarily attributable to decreases in professional services fees and licenses and permits associated with our mining activities.

Other income and expense:

Our total other expenses were $117,706 during the nine months ended September 30, 2016, as compared to total other expenses of $53,540 during the nine months ended September 30, 2015.

For the nine months ended September 30, 2016 we incurred a total of $62,296 in interest expense, of which $59,748 was associated with our related party convertible credit facility, as well as $2,415 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel. In addition, on September 12, 2016 we executed an installment note payable with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. For the three months ended September 30, 2016 a total of $133 of interest expense had accrued on this installment note.

For the nine months ended September 30, 2015 we incurred a total of $83,520 in interest expense, of which $50,253 in interest expense associated with our related party convertible notes payable. In addition, on April 1, 2015 we agreed to convert certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270, for which $1,557 of interest expense was charged for the nine months ended September 30, 2015. Certain features of the convertible note payable resulted in an initial discount to the note of $31,710, which was charged to interest expense upon its inception during the second quarter.

The resulting liability represents a derivative liability that is evaluated at the end of each reporting period. At September 30, 2016 our evaluation of the derivative liability resulted in a $55,340 increase of the liability that was recorded as a loss as a change in value of the derivative liability on the accompanying consolidated statement of operations for the nine months ended September 30, 2016. For the nine months ended September 30, 2015 our evaluation of the derivative liability resulted in a $23,730 increase of the liability that was recorded as a loss as a change in value of the derivative liability.

Our quarterly evaluation and mark-to-market of our derivative liability associated with outstanding common stock purchase warrants at September 30, 2016 resulted in a $70 increase in the liability as compared to a $6,250 decrease in the liability for the nine months ended September 30, 2015.

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

At September 30, 2016, we had not yet achieved profitable operations and we have accumulated losses of $6,801,751 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. On October 13, 2016 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,750,000 and extend the maturity date to December 31, 2017.

In addition, on September 12, 2016 we executed an installment note payable with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. The Note accrues interest at 6% per year, and matures on September 12, 2018. The Note requires monthly principle and interest payments of $1,994 beginning on October 12, 2016.

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

Liquidity

On September 30, 2016, we had $1,461 of cash and cash equivalents and negative working capital of $2,121,718. This compares to cash on hand of $1,055 and negative working capital of $1,819,581 at December 31, 2015.

We have a Credit Agreement, as amended, with a significant shareholder, which provides us with an unsecured credit facility in the maximum borrowing amount of $1,750,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on December 31, 2017, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of September 30, 2016 total borrowings under the Credit Agreement were $1,683,120.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$ (98,101)	$ (152,132)
Net cash used in investing activities	(121,113)	(48,605)
Net cash provided by financing activities	219,620	193,750
Net increase (decrease) in cash	406	(6,987)
Cash and cash equivalents, beginning of period	1,055	8,122
Cash and cash equivalents, end of period	$ 1,461	$ 1,135

Net cash used in operating activities:

Net cash used in operating activities was $98,101 and $152,132 during the nine months ended September 30, 2016 and 2015, respectively.

Cash used in operating activities during the nine months ended September 30, 2016 primarily attributed to our $(231,864) net loss adjusted for non-cash losses of $55,410 resulting from changes in the valuations of our derivative liabilities. In addition, we realized increases in prepaid expenses of $1,875, operating accounts payable of $2,932, accrued interest on our related party notes of $59,881, and other accrued liabilities of $17,415.

Cash used in operating activities during the nine months ended September 30, 2015 mainly related to our $(246,987) net loss as adjusted for the non-cash amortization of the debt discount of $31,710 resulting from the conversion of certain accounts payable due our primary legal counsel into a convertible note payable, a net decrease in the fair value of our derivative liabilities of $29,980, and changes in operating assets and liabilities. Our changes in operating assets represent payments of certain prepaid professional service fees totaling $2,820. Current operating liabilities were comprised of a net $95,945 increase in current liabilities applicable to operations consisting of accounts payable and accrued liabilities primarily representing accrued interest on our related party convertible notes payable.

Net cash used in investing activities:

Cash used in investing activities was $(121,113) during the nine months ended September 30, 2016 as compared to $(48,605) during the nine months ended September 30, 2015.

Cash used in investing activities during the nine months ended September 30, 2016 totaled $121,113. We made payments totaling $40,000 that were accrued under the prior Langtry lease agreements, as well as payments due under the 2016 Lease/Purchase Option due of $40,000, and $20 representing the 20-year lease payment at $1 per year. In addition, we paid $6,000 due on our purchase of 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property. In addition, we paid $6,511 to the Bureau of Land Management to maintain the good standing of our unpatented claims. Finally, on August 8, 2016, we purchased 33+/- acres of land (“Section 16 Property”) for $28,582, net of $18 of title fees, located in San Bernardino County, California.

Cash used in investing activities totaling $48,605 during the nine months ended September 30, 2015 primarily represented our annual lease rental payments under our Langtry Lease of $30,000. In addition, on May 28, 2015 we successfully negotiated an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full. If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately. The first two payments totaling $20,000 were capitalized as mineral rights associated with the Langtry Lease.

Net cash provided by financing activities:

Cash provided by financing activities during the nine months ended September 30, 2016 was $219,620 compared to cash provided by financing activities of $193,750 during the same period in 2015.

During the nine months ended September 30, 2016 we borrowed $183,120 representing borrowings under our credit agreement. In addition, on September 12, 2016 we executed an installment note payable with the Company’s President and Chief Executive Officer in the amount of $45,000. Also, during the nine months ended September 30, 2016 the Company’s President had advanced a total of $7,250, of which $5,750 was repaid during the period.  In addition, we made the scheduled $10,000 payment due June 1st on our deed amendment liability.

Cash provided by financing activities during the nine months ended September 30, 2015 was $193,750 representing borrowings under our credit agreement. In addition, during the nine months ended September 30, 2015 the Company’s President had advanced a total of $1,805 of which $1,055 had been repaid.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of September 30, 2016. No impairment loss was recognized during either the nine months ended September 30, 2016 and 2015, and mineral rights are net of $-0- of impairment losses as of September 30, 2016.

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

ATHENA SILVER CORPORATION

Dated: November __, 2016	By:	_/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)