Form 10-K
period 2016-12-31
ATHENA SILVER CORP
filed 2017-03-30
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,695,984 based upon the last sale price of $0.12 as reported on the OTC.QB effective June 30, 2016.

The number of shares outstanding of the registrant’s common stock, as of March 8, 2017 is 36,202,320.

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

Conflicts of Interests

Magellan Gold Corporation (“Magellan”) is a publicly-held company under common control. Mr. Power is our President, CEO and a director and is also a director (and formerly President and CEO) of Magellan. Mr. Power and Mr. Gibbs are significant investors in both Athena and Magellan.

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

Effective March 10, 2016, we executed and delivered new Lease/Purchase Option (“Lease/Option”) covering our flagship Langtry Property located in the Calico Mining District, San Bernardino County, California. The Lease/Option also includes two unpatented mining claims in the Calico Mining District known as the Lilly #10 and Quad Deuce XIII (the “Langtry Unpatented Claims”), which we have previously owned and agreed to transfer to the Lessor subject to the Lease/Option. The new Lease/Option supersedes all prior agreements. The following is a summary of the highlights of the new Lease/Option, which is qualified in its entirety by the provisions of the Lease/Option which was filed as Exhibit 10.1 to our Current Report dated March 10, 2016:

• The Lease/Option has a term of 20 years, and grants an exclusive right to explore, develop and purchase the Langtry property. Rent payments under the Lease are a nominal $1 per year which was paid in full but contingent upon the option being maintained in good standing.

Option payments: in order to maintain the option to purchase, we are required to pay option payments (“Option Payments”) on March 15th of every year as follows: $40,000 year 1 that was paid for the period through March 15, 2017; the greater of $40,000 or the spot price of 2,500 ounces of silver in years 2 through 5; the greater of $50,000 or the spot price of 2,500 ounces of silver in years 6 through 10; the greater of $75,000 or the spot price of 3,750 ounces of silver in years 11 through 15; and the greater of $100,000 or the spot price of 5,000 ounces of silver in years 16 through 20. The spot price of silver shall be defined as the average price of the London Fix as reported in the Wall Street Journal or another reliable source for the calendar month for the month prior to each payment date (i.e. the month of February).

• 50% of all Option Payments are credited against the purchase price should the Company exercise the purchase option.

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

• On May 28, 2015 we executed an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full. We have paid a total of $20,000 so far on this agreement. If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

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

BLM Serial No. Claim Name

CAMC296910 Clipper #1

CAMC296911 Clipper #2

CAMC296912 Clipper #3

CAMC296913 Clipper #4

CAMC296914 Clipper #5

CAMC296915 Hawaii Clipper

CAMC296916 California Clipper #2

CAMC296917 California Clipper #3

CAMC296918 California Clipper #4

CAMC300265 Clipper #12

CAMC300266 Clipper #13

CAMC300267 Clipper #14

CAMC300268 Clipper #15

CAMC300269 Clipper #16

CAMC300270 Clipper #17

CAMC300271 Clipper #18

CAMC300272 Clipper #19

CAMC300273 Clipper #20

CAMC300274 Clipper #21

CAMC300275 Clipper #22

CAMC300276 Clipper #23

CAMC300277 Clipper #24

On January 15, 2013, we over-staked with the BLM an existing claim, (CAMC0306178) Quad Duece XIII. The claim we over-staked Lilly #10 (CACM 290263) was later acquired in August 2015. Both the Lilly#10 and Quad Deuce XIII were assigned to the Lessor and included in our rights under the Lease/Option.

In August 2015 the Company acquired by deed conveyance 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. One of these claims was subsequently transferred to the Lessor subject to the Lease/Option. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property. In consideration of the conveyance, the Company agreed to pay $10,000, payable in equal monthly installments of $1,000 beginning on September 1, 2015. The Company has completed all required payments. These claims were renewed with the BLM in August 2015 and 2016 and are in good standing until August 31, 2017. There is a recorded lien granted to a third party on these claims granted by the former owner. We are attempting to get a release of this lien as we no longer believe it is valid. However, we can make no assurances that a lien release can be obtained and that the lien is no longer valid.

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

SECTION 16 PROPERTY

In August 2016, we purchased 30+/- acres of land located in the Calico Mining District, San Bernardino County, California. The parcel is in the SE quarter of Section 16, Township 10 North, Range 1 East and is adjacent to patented mining claims and public lands. It was purchased for approximately $28,600 from an unrelated third party.

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

LOCATION, HISTORY AND GEOLOGY OF THE LANGTRY PROJECT

Langtry Project:

The Langtry Project covers approximately 1,200 acres and consists of 20 patented and 2 unpatented lode mining claims held under the Strachan Lease and 36 unpatented lode mining claims with the BLM.

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

The following map shows the location of our Langtry Project claims:

ATHENA MINERALS, INC.

CLAIMS EXHIBIT

VICINITY OF CALICO
COUNTY OF SAN BERNARDINO, CA

"SILVERADO"
"SILVERADO"
"LANGTRY"
"LILLY"
"CLIPPER"
"CALIFORNIA CLIPPER"
"HAWAII"
FORT IRWIN ROAD
7
8
9
18
17
16
15
1500' 0 1500' 3000' 4500'
SCALE: 1"=1500'

REGIONAL MAP
NOT TO SCALE
INYO COUNTY
NEVADA
KERN COUNTY
CLAIMS SITE
SAN BERNARDINO COUNTY
LOS ANGELES COUNTY
ORANGE COUNTY
RIVERSIDE COUNTY
VICINITY MAP
NOT TO SCALE
CLAIMS SITE
N

MAP LEGEND:

- CLAIMS HELD UNDER LEASE/OPTION FROM STRACHAN
- UNPATENTED ATHENA MINERALS CLAIMS
- CLAIMS ACQUIRED AUGUST 2015
- SECTION LINES
- 100' EXISTING INDEX CONTOURS (U.S.G.S)
- 20' EXISTING INTERVAL CONTOURS (U.S.G.S.)
- CLAIM ACQUIRED IN 2016

I:\2010 Jobs\103567 Athena Minerals Inc. - Calico\Claims Exhibit REV 7 civil3d.dwg

DRAFTED: 02-07-17

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

No Proven or Probable Mineral Reserves/Exploration Stage Company

We are considered an exploration stage company under SEC criteria since we have not demonstrated the existence of proven or probable mineral reserves at any of our properties. In Industry Guide 7, the SEC defines a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven or probable mineral reserves are those reserves for which (a) quantity is computed and (b) the sites for inspection, sampling, and measurement are spaced so closely that the geologic character is defined and size, shape and depth of mineral content can be established (proven) or the sites are farther apart or are otherwise less adequately spaced but high enough to assume continuity between observation points (probable). Mineral Reserves cannot be considered proven or probable unless and until they are supported by a feasibility study, indicating that the mineral reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable.

We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of December 31, 2016, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future, even though we were extracting and processing mineralized material. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

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

SILVER PRICES

Our operating results are substantially dependent upon the world market prices of silver. We have no control over silver prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low London Fix prices of silver (as reported by www.kitco.com) per ounce during the periods indicated:

	Year Ended December 31,
	2016		2015		2014
	High	Low	High	Low	High	Low
Silver	$20.71	$13.58	$18.23	$13.71	$22.05	$15.28

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the reports of our auditors issued in connection with our financial statements for the years ended December 31, 2016 and 2015, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern

We have no history of or experience in mineral production.

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

• speculative activities;

• expectations for inflation; and

• political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.kitco.com, during the three-year period ended December 31, 2016, the high and low settlement prices for silver were $20.71 and $13.58 per ounce, respectively.

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

As we do not maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting. This would harm our business and the trading price of our stock.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS

Market Information

Our outstanding shares of common stock traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” from January 1, 2007 to February 5, 2010. Effective February 5, 2010, our outstanding shares of common stock have traded over-the-counter and quoted on the OTCBB under the symbol “AHNR”. Our common stock is quoted currently on the OTC.QB of the OTC Markets Group, Inc. under the symbol “AHNR.” The reported high and low prices for our common stock are shown below for the period from January 1, 2015 through December 31, 2016. All quoted prices reflect inter-dealer prices without retail markup, mark-down or commission and may not necessarily represent actual transactions.

	2016				2015
		High		Low	High	Low
First quarter ended March 31	$	$ 0.12	$	$ 0.02	$0.15	$0.04
Second quarter ended June 30	$	$ 0.12	$	$ 0.05	$0.07	$0.07
Third quarter ended September 30	$	$ 0.15	$	$ 0.07	$0.07	$0.03
Fourth quarter ended December 31	$	$ 0.10	$	$ 0.05	$0.04	$0.02

Registered Holders of our Common Stock

As of March 8, 2017, there were approximately 55 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The Company has no equity compensation plans.

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

Results of Operations for the Years Ended December 31, 2016 and 2015

A summary of our results from operations is as follows:

	Years Ended December 31,
	2016	2015
Operating expenses:
Exploration costs	$9,489	$93,661
General and administrative expenses	132,900	133,299
Total operating expenses	142,389	226,960
Operating loss	(142,389)	(226,960)
Total other expenses, net	(139,622)	(72,499)
Net loss	$(282,011)	$(299,459)

During the year ended December 31, 2016, our net loss was $282,011 as compared to a net loss of $299,459 during the year ended December 31, 2015. The $17,448 decrease in our loss was mainly attributable to decreased exploration costs during the year ended December 31, 2016 as compared to the year ended December 31, 2015 and certain non-cash items due to changes in the values of our derivative liabilities associated with a convertible note payable and outstanding warrants.

Operating expenses:

During the year ended December 31, 2016, our total operating expenses decreased $84,571, or 37%, from $226,960 to $142,389 for the years ended December 31, 2015 and 2016, respectively.

During the year ended December 31, 2016, we incurred $9,489 of exploration costs primarily consisting of title research and survey expenses associated with the land acquired and other acquisition targets, as compared to $93,661 during 2015. For the year ended December 31, 2015 exploration costs primarily consisted of legal expenses associated with the preparation and filing of a certificate of compliance with San Bernardino County regarding the Langtry patented claims held under lease and consulting fees paid to our consulting geologist for analysis of other potential mineral opportunities.

Our general and administrative expenses decreased $399, from $133,299 to $132,900 for the years ended December 31, 2015 and 2016, respectively. The decrease is primarily attributable to small increases in professional services fees and small decreases in office expenses and licenses and permits associated with our mining activities.

Other income and expense:

Our total other expenses were $139,622 during the year ended December 31, 2016, as compared to total other expenses of $72,499 during the year ended December 31, 2015.

For the year ended December 31, 2016 we incurred a total of $85,182 in interest expense, of which $81,184 was associated with our related party convertible credit facility, as well as $3,226 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel. In addition, on September 12, 2016 we executed an installment note payable with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. For the year ended December 31, 2016 a total of $772 of interest expense was attributable to this note payable.

For the year ended December 31, 2015 we incurred a total of $102,859 of interest expense, of which $68,806 was associated with our related party convertible notes payable. In addition, on April 1, 2015 we agreed to convert certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270, for which $2,343 of interest expense was charged for the year ended December 31, 2015. Certain features of the convertible note payable resulted in an initial discount to the note of $31,710, which was charged to interest expense upon its inception during the second quarter.

The resulting liability represents a derivative liability that is evaluated at the end of each reporting period. At December 31, 2016 our evaluation of the derivative liability resulted in a $53,840 increase of the liability that was recorded as a loss as a change in value of the derivative liability on the accompanying consolidated statement of operations for the year ended December 31, 2016. For the year ended December 31, 2015 our evaluation of this derivative liability resulted in a $23,570 decrease of the liability that was recorded as a gain representing a change in value of the derivative liability on the accompanying consolidated statement of operations for the year ended December 31, 2015.

Our evaluation and mark-to-market of our derivative liability associated with outstanding common stock purchase warrants at December 31, 2016 resulted in a $600 increase in the liability as compared to a $6,790 decrease in the liability for the year ended December 31, 2015.

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

At December 31, 2016, we had not yet achieved profitable operations and we have accumulated losses of $6,851,898 since our inception. We expect to incur further losses in the development of our business, all of which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. On October 13, 2016 we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,750,000 and extend the maturity date to December 31, 2017.

In addition, on September 12, 2016 we executed an installment note payable with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. The Note accrues interest at 6% per year, and matures on September 12, 2018. The Note requires monthly principal and interest payments of $1,994 beginning on October 12, 2016.

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

Liquidity

As of December 31, 2016, we had $1,582 of cash and cash equivalents and negative working capital of $2,195,038. This compares to cash on hand of $1,055 and negative working capital of $1,819,581 at December 31, 2015.

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

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of December 31, 2016 total borrowings under the Credit Agreement were $1,715,620, leaving $34,380 of credit available for future borrowings.

The Langtry lease and option to purchase originated in March 2010, and had been subject to various amendments. A new Lease/Purchase Option dated March 10, 2016, which modified the rental, option payments and lessor royalties covering the Langtry Property, replaced the lease and subsequent amendments thereto in its entirety. Details of the terms of the new Lease/Purchase Option are contained in Note 3 of the financial statements in this annual report on Form 10-K.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years Ended December 31,
	2016	2015
Net cash used in operating activities	$(123,645)	$(210,462)
Net cash used in investing activities	(121,113)	(50,605)
Net cash provided by financing activities	245,285	254,000
Net increase (decrease) in cash	527	(7,067)
Cash and cash equivalents, beginning of period	1,055	8,122
Cash and cash equivalents, end of period	$1,582	$1,055

Net cash used in operating activities:

Net cash used in operating activities was $123,645 and $210,462 during the years ended December 31, 2016 and 2015, respectively.

Cash used in operating activities during the year ended December 31, 2016 is primarily attributed to our $(282,011) net loss adjusted for non-cash losses of $54,440 resulting from changes in the valuations of our derivative liabilities. In addition, we realized a decrease in operating accounts payable of $6,107, and increases in accrued interest on our related party notes of $81,307, and other accrued liabilities of $28,726.

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

Net cash used in investing activities:

Cash used in investing activities was $121,113 during the year ended December 31, 2016 as compared to $50,605 during the year ended December 31, 2015.

Cash used in investing activities during the year ended December 31, 2016 totaled $121,113. We made payments totaling $40,000 that were accrued under the prior Langtry lease agreements, as well as payments due under the 2016 Lease/Purchase Option due of $40,000, and $20 representing the 20-year lease payment at $1 per year. In addition, we paid $6,000 due on our purchase of 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property. In addition, we paid $6,510 to the Bureau of Land Management to maintain the good standing of our unpatented claims. Finally, on August 8, 2016, we purchased 33+/- acres of land (“Section 16 Property”) for $28,582, net of $18 of title fees, located in San Bernardino County, California.

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

Net cash provided by financing activities:

Cash provided by financing activities during the year ended December 31, 2016 was $245,285 compared to cash provided by financing activities of $254,000 for the year ended December 31, 2015.

During the year ended December 31, 2016 we borrowed $260,620 representing borrowings under our credit agreement. In addition, on September 12, 2016 we executed an installment note payable with the Company’s President and Chief Executive Officer in the amount of $45,000 and subsequently paid a total of $5,335 in regularly scheduled monthly principal payments. Also, during the year ended December 31, 2016 the Company’s President advanced a total of $7,250, all of which was repaid during the year. In addition, we made the scheduled $10,000 payment due June 1st on our deed amendment liability.

Cash provided by financing activities during the year ended December 31, 2015 was $254,000 representing borrowings under our credit agreement. Also, during the year ended December 31, 2015 the Company’s President advanced a total of $6,710, all of which was repaid during the year.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2016. No impairment loss was recognized during either the years ended December 31, 2016 and 2015, and mineral rights are net of $0 of impairment losses as of December 31, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2016. Our CEO concluded we have a material weakness due to lack of segregation of duties and a limited corporate governance structure. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position

John C. Power(1)	54	CEO, President, CFO, Secretary and Director

Brian Power(1)	51	Director

Leroy Wilkes	74	Director

(1) John C. Power and Brian Power are brothers.

John C. Power has served as a director of Athena since its inception in December 2003 and has served as Athena’s President from December 2005 to December 2007 and from January 2009 to the present and has served as Athena’s Secretary since January 2007. He has also served as an officer and director of Magellan Gold Corporation since its formation in September 2010.

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

Board Meetings

During the year ended December 31, 2016, we had three directors. Our Board held no meetings but has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2016, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders except that Mr. Gibbs failed to file two reports covering three transactions in a timely fashion. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

The following table summarizes all director compensation in the most recent fiscal year ended December 31, 2016. There are no standard compensation arrangements in place for our directors.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Leroy Wilkes[1]	12,000			12,000

Brian Power	—

1 Mr. Wilkes earns a retainer fee for serving as a Director of $12,000 per year, payable quarterly. Mr. Wilkes has 200,000 options outstanding at December 31, 2016.

Executive Compensation

The executive officers for the most recent fiscal year ended December 31, 2016 are as follows:

John C. Power, CEO, President, CFO, Secretary and director.

Summary Compensation Table

The following table sets forth all compensation recorded by us to Mr. Power during the years ended December 31, 2016 and 2015:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power, President	2016	30,000	—	—		—	—	—	30,000
	2015	30,000	—	—	—	—	—	—	30,000

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares of Units That Have Not Vested	Equity Incentive Plan Awards; Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
John C. Power	200,000	-0-	-0-	$ 0.26	April 2013	-0-	-0-	-0-	-0-

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

The following table shows the number of shares owned as of December 31, 2016 and the percentage of outstanding common stock owned as of that date. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	16,726,124	(4)	46.20

John C. Power	4,843,000	(5)	13.3
Clifford L. Neuman 8300 Greenwood Drive Niwot, CO, 80503	3,584,030	(8)	9.9
Bruce and Elizabeth Strachan, Trustees UTA dtd 7/25/07	2,880,047		8.0
P.O. Box 577, Joshua Tree, CA 92252-0577

Brian Power	300,000	(6)	nil

LeRoy Wilkes	200,000	(7)	nil

All officers and directors as a group (three persons)	5,343,000		14.75

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

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

(3)	Shares and percentages beneficially owned are based upon 36,202,320 shares outstanding on December 31 2016.

(4)	Includes 5,165,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder.

(5)	Includes options to acquire 200,000 shares of common stock which expire in April 2018.

(6)	Includes options to acquire 200,000 shares of common stock which expire in April 2018

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

The aggregate fees billed for the years ended December 31, 2016 and 2015, for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2016	2015

Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings

	$ 23,850	$ 22,400
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$ 23,850	$ 22,400

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
(1)	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
(1)	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
(1)	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
(1)	3.2	By-Laws
(1)	4.1	2004 Equity Incentive Plan
(1)	4.2	Form of Subscription Agreement
(1)	4.3	Specimen common stock certificate
(1)	10.1	Lease Agreement
(1)	10.2	Form of Escrow Agreement
(1)	10.3	Amended Trademark Assignment
(1)	10.3.2	Initial Assignment of Trademark
(1)	10.4	Lock-up Letter for Brian Power
(1)	10.5	Lock-up Letter for John C. Power
(1)	10.6	Lock-up Letter for J. Andrew Moorer
(1)	10.7	Amended Fund Escrow Agreement
(1)	10.8	Lease Agreement with Golden West Brewing Company
(1)	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
(1)	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
(1)	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
(1)	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
(1)	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
(1)	10.14	Amended and Restated Assignment and Assumption
(1)	10.15	August 7, 1998 Distribution Agreement
(1)	10.16	Territorial Agreement
(1)	10.17	November 4, 2002 Distribution Agreement
(1)	10.18	June 1, 2001 Authorization
(1)	10.19	July 22, 2004 Authorization
(1)	10.20	September 1, 2005 Authorization
(1)	10.22	Second Amended Fund Escrow Agreement
(1)	10.23	Contract with New Zealand Hops, Ltd., 2006
(1)	10.24	Contract with New Zealand Hops, Ltd., 2007
(1)	10.25	Second Amended and Restated Assignment and Assumption
(1)	10.26	Third Amended Fund Escrow Agreement
(1)	10.27	Secured Promissory Note with John C. Power
(1)	10.28	Secured Promissory Note with Power Curve, Inc.
(1)	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
(2)	10.30	Production Agreement with Bison Brewing Co.
(2)	10.31	Employment Agreement with David Del Grande
(2)	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
(4)	10.33	Employment Agreement with Mark Simpson
(4)	10.34	Consultation Agreement with Artisan Food and Beverage Group
(5)	10.35	Credit Agreement dated December 11, 2007
(6)	10.36	Promissory Note dated March 12, 2008
(6)	10.37	Security Agreement dated March 12, 2008
(6)	10.38	Guaranty Agreement dated March 12, 2008
(7)	10.39	Convertible Debenture dated December 31, 2008
(7)	10.40	Security Agreement dated December 31, 2008
(7)	10.41	Hypothecation Agreement dated December 31, 2008
(8)	10.42	Mendocino Production Agreement
(9)	10.43	Exclusive Consignment Agency Agreement
(10)	10.44	Settlement Stipulation with BRK Holdings, LLC
(11)	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
(11)	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
(11)	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
(11)	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
(11)	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
(11)	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
(11)	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
(11)	10.52	Factoring Agreement dated April 28, 2009
(12)	10.53	Agreement to Convert Debt Clifford L. Neuman PC
(12)	10.54	Agreement to Convert Debt Clifford L. Neuman
(12)	10.55	Agreement to Convert Debt John Power
(12)	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
(12)	10.57	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.58	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
(12)	10.60	Agreement to Convert Debt Shana Capital, Ltd.
(13)	10.61	Asset Purchase Agreement dated May 7, 2009
(14)	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
(14)	10.63	Articles of Incorporation of Athena Minerals, Inc.
(15)	10.64	Sale and Purchase Agreement and Joint Escrow Instructions dated December 9, 2009
(15)	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions dated January 5, 2010
(15)	10.66	Promissory Note from Athena Minerals, Inc. to John Power dated January 5, 2010
(16)	10.67	Mining Lease and Option to Purchase dated March 11, 2010
(17)	10.68	Intellectual Property Assignment dated June 25, 2010
(18)	10.69	Promissory Notes John C. Power and John D. Gibbs dated June 30, 2010
(19)	10.70	Promissory Note John D. Gibbs dated August 3, 2010
(20)	10.71	Agreement to Convert Debt – Clifford L. Neuman
(21)	10.72	Agreements to Convert Debt – Donaldson and Kirby
(22)	10.73	Agreement to Convert Debt – Clifford L. Neuman
(23)	10.74	Agreement to Convert Debt – Huss and Strachan
(24)	10.75	Stock Purchase Agreement; Indemnity Agreement and Amendment No. 1 to Indemnity Agreement each dated December 31, 2010
(25)	10.76	Consent of Schumacher & Associates dated March 7, 2011
(26)	10.77	Marketing Agreement with Bill Fishkin dated April 1, 2011
(26)	10.78	Agreement to Convert Debt with Donaldson Consulting Services, Inc. dated May 31, 2011
(27)	10.79	Term Sheet with LeRoy Wilkes dated July 14, 2011
(28)	10.80	Accredited Members Agreement dated August 31, 2011
(29)	10.81	Promissory Note – John D. Gibbs dated October 26, 2011
(29)	10.82	Promissory Note – John D. Gibbs dated November 15, 2011
(30)	10.83	Marketing Agreement with Bill Fishkin dated December 1, 2011
(31)	10.84	Advisor Agreement with GVC Capital, LLC dated January 30, 2012
(32)	10.85	Promissory Note – John D. Gibbs dated March 18, 2012
(33)	10.86	Promissory Note – John D. Gibbs dated February 2, 2012
(34)	10.87	Promissory Note – John D. Gibbs dated April 27, 2012
(35)	10.88	Agreement to Convert Debt – John D. Gibbs
(36)	10.89	Promissory Note – John D. Gibbs dated May 22, 2012
(36)	10.90	Assignment of Right to Purchase Property
(37)	10.91	Agreement to Convert Debt – John Donaldson
(38)	10.92	Credit Agreement – John D. Gibbs
(38)	10.93	Form of Credit Note
(39)	10.94	Amendment No. 1 to Langtry Lease Agreement
(40)	10.95	Allonge and Modification Agreement with John D. Gibbs
(41)	10.96	Amendment No. 2 to Langtry Lease Agreement
(42)	10.97	Second Allonge and Modification Agreement with John D. Gibbs
(43)	10.98	Amendment No. 3 to Langtry Lease Agreement
(44)	10.99	Third Allonge and Modification Agreement with John D. Gibbs
(44)	10.100	Amendment to Power Consultation Agreement
(45)	10.101	Promissory Note – Clifford L. Neuman dated April 1, 2015
(46)	10.102	Lease/Purchase Option Agreement
(47)	10.103	Fifth Allonge and Modification Agreement with John D. Gibbs
(48)	10.104	Promissory Note – John Power dated September 12, 2016
(2)	14	Code of Ethics
(1)	21.0	List of Subsidiaries
#	31.	Certification required by Section 13a-14(a) of the Exchange Act.
#	32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document##
101.SCH	XBRL Schema Document##
101.CAL	XBRL Calculation Linkbase Document##
101.LAB	XBRL Label Linkbase Document##
101.PRE	XBRL Presentation Linkbase Document##
101.DEF	XBRL Definition Linkbase Document##

(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and filed with the Commission on April 24, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March14, 2008.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2010 and filed with the Commission on June 25, 2010.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 30, 2010 and filed with the Commission on July 28, 2010.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2010 and filed with the Commission on August 4, 2010.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 23, 2010.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 30, 2010.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated August 20, 2010 and filed with the Commission on November 1, 2010.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 15, 2010 and filed with the Commission on November 17, 2010.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2010 and filed with the Commission on January 6, 2011

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2011 and filed with the Commission on March 7, 2011.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 1, 2011 and filed with the Commission on June 2, 2011.

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 1, 2011 and filed with the Commission on August 3 2011.

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 22, 2011 and filed with the Commission on September 9, 2011.

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 26, 2011 and filed with the Commission on January 4, 2012.

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2011 and filed with the Commission on January 5, 2012.

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on February 9, 2012.

(32)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 18, 2012 and filed with the Commission on March 23, 2012.

(33)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on March 26, 2012.

(34)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.

(35)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.

(36)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 22, 2012 and filed with the Commission on May 25, 2012

(37)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 16, 2012 and filed with the Commission on June 19, 2012.

(38)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2012 and filed with the Commission on July 19, 2012.

(39)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 28, 2012 and filed with the Commission on November 29, 2012.

(40)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 5, 2013 and filed with the Commission on June 6, 2013.

(41)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 19, 2013 and filed with the Commission on December 23, 2013.

(42)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2013 and filed with the Commission on January 2, 2014.

(43)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2015 and filed with the Commission on January 21, 2015.

(44)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2014 and filed with the Commission on March 31, 2015.

(45)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2015 and filed with the Commission on May 6, 2015.

(46)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 10, 2016 and filed with the Commission on March 15, 2016.

(47), (48)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2016 and filed with the Commission on October 14 2016.

#	Filed herewith

## Furnished, not filed.

ATHENA SILVER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Athena Silver Corporation

Vacaville, California

We have audited the accompanying consolidated balance sheets of Athena Silver Corporation and its subsidiary (collectively the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Athena Silver Corporation and its subsidiary as of December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated any revenue and further losses are anticipated. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 29, 2017

ATHENA SILVER CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$ 1,582	$ 1,055

Total current assets	1,582	1,055

Mineral rights and properties - unproven	2,068,788	1,985,342

Total assets	$ 2,070,370	$ 1,986,397

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 16,346	$ 28,453
Accrued liabilities	37,000	43,167
Accrued interest	5,569	2,343
Accrued interest - related parties	258,040	176,733
Deed amendment liability - short-term portion	10,000	10,000
Derivative liabilities	63,110	8,670
Convertible note payable	51,270	51,270
Note payable - related party	39,665	-
Convertible credit facility - related party	1,715,620	1,500,000

Total current liabilities	2,196,620	1,820,636

Deed amendment liability	120,000	130,000

Total liabilities	2,316,620	1,950,636

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	0	0

Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,202,320 issued and outstanding	3,620	3,620
Additional paid-in capital	6,602,028	6,602,028
Accumulated deficit	(6,851,898)	(6,569,887)
Total stockholders' equity (deficit)	(246,250)	35,761

Total liabilities and stockholders' equity (deficit)	$ 2,070,370	$ 1,986,397

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015
Operating expenses:
Exploration costs	$ 9,489	$ 93,661
General and administrative expenses	132,900	133,299

Total operating expenses	142,389	226,960

Operating loss	(142,389)	(226,960)

Other income (expense):
Interest expense	(85,182)	(102,859)
Change in fair value of derivative liabilities	(54,440)	30,360
Total other income (expense)	(139,622)	(72,499)
Net loss	$ (282,011)	$ (299,459)

Basic and diluted net loss per common share	$ (0.01)	$ (0.01)

Basic and diluted weighted-average common shares outstanding	36,202,320	36,186,978

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (282,011)	$ (299,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	31,710
Change in fair value of derivative liabilities	54,440	(30,360)
Changes in operating assets and liabilities:
Accounts payable	(6,107)	4,997
Accrued interest - related parties	81,307	68,807
Accrued liabilities and other liabilities	28,726	13,843

Net cash used in operating activities	(123,645)	(210,462)

Cash flows from investing activities:
Acquisition of mineral rights	(121,113)	(50,605)

Net cash used in investing activities	(121,113)	(50,605)

Cash flows from financing activities:
Proceeds on advances from related parties	7,250	6,710
Payments on advances from related parties	(7,250)	(6,710)
Borrowings from credit facility and notes payable - related parties	260,620	254,000
Payments on note payable - related party	(5,335)	-
Payment on deed amendment liability	(10,000)	-

Net cash provided by financing activities	245,285	254,000

Net increase (decrease) in cash	527	(7,067)
Cash at beginning of period	1,055	8,122

Cash at end of period	$ 1,582	$ 1,055

Supplemental disclosure of cash flow information
Cash paid for interest	$ 649	$ -
Cash paid for income taxes	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Increase in accrued liabilities applicable to mineral rights	$ -	$ 13,917
Conversion of accounts payable to convertible note payable	$ -	$ 51,270
Common stock issued for mineral rights	$ -	$ 22,000
Deed amendment liabilities	$ -	$ 140,000

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	36,002,320	$ 3,600	$ 6,580,048	$ (6,270,428)	$ 313,220
Shares issued under Amendment #3 of Langtry lease	200,000	20	21,980	-	22,000
Net loss	-	-	-	(299,459)	(299,459)
Balance, December 31, 2015	36,202,320	3,620	6,602,028	(6,569,887)	35,761
Net loss	-	-	-	(282,011)	(282,011)
Balance, December 31, 2016	36,202,320	$ 3,620	$ 6,602,028	$ (6,851,898)	$ (246,250)

ATHENA SILVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Basis of Presentation, Liquidity and Going Concern:

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

At December 31, 2016, we had not yet achieved profitable operations and we have accumulated losses of $6,851,898 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective October 13, 2016, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the line of credit to $1,750,000. In addition to the expansion of the credit line, the amendment also extended the maturity date of the credit line to December 31, 2017.

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

Fair Value of Financial Instruments

We value our financial assets and liabilities using fair value measurements. Our financial instruments primarily consist of cash and cash equivalents, accounts payable, accrued liabilities, amounts due to related parties and notes payable to related parties. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of cash and cash equivalents, accounts payable, accrued liabilities, notes payable to related parties and other amounts due to related parties approximate fair value because of the short-term nature of these financial instruments.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2016. No impairment loss was recognized during the years ended December 31, 2016 and 2015, and mineral rights are net of $0 of impairment losses as of December 31, 2016.

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

At December 31, 2016 and 2015, 2,503,094 and 2,460,807, respectively, potentially dilutive shares comprised of common stock purchase warrants, shares underlying outstanding stock options and shares issuable upon conversions of debt have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

Recently Adopted Accounting Standards

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 3 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	December 31, 2016	December 31, 2015
Mineral properties	$185,290	$156,707
Mineral rights – Langtry Project	1,883,498	1,828,635
Mineral rights and properties	$2,068,788	$1,985,342

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

In 2012, we purchased 661 acres of land (“Section 13 Property”) in fee simple for $135,685 cash, located in San Bernardino County, California, that was sold in a property tax auction conducted on behalf of the County. The parcel is all of Section 13 located in Township 7 North, Range 4 East, San Bernardino Base & Meridian.

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

• In Year 1, 50% of the annual option payment of $20,000 was paid on March 15, 2016. The remaining payment of $20,000 was paid on September 15, 2016. In subsequent years, the option payment shall be due March 15.

• Option Purchase Price: We have the option to purchase fee title to the Langtry Property for the full 20-year term of the Lease/Option. The purchase price is:

o Years 1 through 3 (3-15-2016 to 3-15-2019): $5,000,000

o Years 4 through 5 (3-15-2019 to 3-15-2021): the greater of $5,000,000 or the spot price of 250,000 troy ounces of silver, plus payment of the deferred rent of $130,000;

o Years 6 through 10 (3-15-2021 to 3-15-26): the greater of $7,500,000 or the spot price of 375,000 troy ounces of silver, plus payment of the deferred rent of $130,000;

o Years 11 through 20 (3-15-2026 to 3-15-2036): the greater of $10,000,000 or the spot price of 500,000 troy ounces of silver, plus payment of the deferred rent of $130,000.

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

In August 2015 the Company acquired by deed conveyance 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property. In consideration of the conveyance, the Company agreed to pay $10,000, payable in equal monthly installments of $1,000 beginning on September 1, 2015 which has been paid in full.

During the year ended December 31, 2016 we capitalized a total of $54,863 as mineral rights. This amount includes the $40,020 option and lease payments due under the 2016 Mining Lease/Option to Purchase as discussed above. In addition, we capitalized $8,333 of lease rental obligations due under the 2010 agreement and subsequent amendments, and $6,510 of payments to the bureau of Land Management to maintain our claims in good standing. As of December 31, 2016 all amounts due or accrued regarding our mineral rights had been paid, and all our claims remain in good standing.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at	Fair Value Measurement at December 31, 2016
	December 31, 2016	Level 1	Level 2	Level 3

Derivative liability - Warrants	$1,130	$—	$—	$1,130
Derivative liability – Convertible note payable	$61,980	$—	$—	$61,980

	Carrying Value at	Fair Value Measurement at December 31, 2015
	December 31, 2015	Level 1	Level 2	Level 3

Derivative liability - Warrants	$530	$—	$—	$530
Derivative liability – Convertible note payable	$8,140	$—	$—	$8,140

A summary of the changes in the derivative liabilities is as follows:

Balance, December 31, 2014	$ 7,320
Convertible note payable - value at inception	31,710
Total gains, (unrealized, realized) included in net loss	(30,360)
Balance, December 31, 2015	8,670
Total losses, (unrealized, realized) included in net loss	54,440
Balance, December 31, 2016	$ 63,110

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

The change in fair value of our derivative warrant liability is as follows:

Balance, December 31, 2014	$ 7,320
Total gains, (unrealized, realized) included in net loss	(6,790)
Balance, December 31, 2015	530
Total losses, (unrealized, realized) included in net loss	600
Balance, December 31, 2016	$ 1,130

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

The following table summarizes the assumptions used to value our derivative warrants at December 31, 2016:

Fair value assumptions – derivative warrants:	December 31, 2016
Risk free interest rate	0.51%
Expected term (years)	0.1
Expected volatility	269%
Expected dividends	0%

The following table summarizes the assumptions used to value our derivative warrants at December 31, 2015:

Fair value assumptions – derivative warrants:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.1
Expected volatility	146%
Expected dividends	0%

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

The change in fair value of our derivative liability – convertible note payable is as follows:

Balance, December 31, 2014	$ 0
Convertible note payable - value at inception	31,710
Total gains, (unrealized, realized) included in net loss	(23,570)
Balance, December 31, 2015	8,140
Total losses, (unrealized, realized) included in net loss	53,840
Balance, December 31, 2016	$ 61,980

We estimate the fair value of this derivative at inception and at each balance sheet date until such time the Note is paid or converted using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the Note. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the Note.

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2016:

Fair value assumptions – derivative:	December 31, 2016
Risk free interest rate	0.85%
Expected term (years)	1.0
Expected volatility	259%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2015:

Fair value assumptions – derivative:	December 31, 2015
Risk free interest rate	0.65%
Expected term (years)	1.0
Expected volatility	195%
Expected dividends	0%

Accrued interest totaled $5,569 and $2,343 at December 31, 2016 and 2015, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 6 – Credit Agreement and Notes Payable – Related Parties

Convertible Credit Facility – Related Party

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, was due in full on July 31, 2014, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share. On December 31, 2013 we amended the credit agreement to increase the borrowing limit under the line of credit to $1,250,000 and extend the maturity date to December 31, 2014. On December 31, 2014 we again amended the credit agreement to increase the borrowing limit under the line of credit to $1,500,000 and extended the maturity date to December 31, 2015. On December 31, 2015 we again amended the credit agreement to increase the borrowing limit under the line of credit to $1,650,000 and extended the maturity date to December 31, 2016. Effective October 13, 2016, we again amended the credit agreement to increase the borrowing limit under the line of credit to $1,750,000 and extended the maturity date to December 31, 2017. All other provisions under the agreement remained unchanged. The Company evaluated the convertible line of credit for derivative and beneficial feature conversion and concluded that there is no beneficial conversion since the conversion price at inception was greater than the market value of shares that would be issued upon conversion. Likewise, derivative accounting did not apply to the embedded conversion option.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

Total principal amounts owed under the credit facility notes payable were $1,715,620 and $1,500,000 at December 31, 2016 and 2015, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $215,620 and $254,000 for the years ended December 31, 2016 and 2015, respectively, and were generally used to pay certain mining lease obligations as well as operating expenses. No principal or interest payments were made to Mr. Gibbs during either the years ended December 31, 2016 or 2015. As of December 31, 2016 there remained $34,380 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $257,916 and $176,733 at December 31, 2016 and 2015, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Note Payable – Related Party

On September 12, 2016 we executed a Note Payable (“Note”) with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. The Note accrues interest at 6% per year, and matures on September 12, 2018. The Note requires monthly principle and interest payments of $1,994 beginning on October 12, 2016. At December 31, 2016 the Note balance was $39,665, and a total of $124 of interest had accrued since the last payment and is included in Accrued interest – related parties on the accompanying balance sheet.

Interest Expense – Related Parties

Total related party interest expense was $81,956 and $68,806 for the years ended December 31, 2016 and 2015, respectively.

Note 7 - Commitments and Contingencies

We are subject to various commitments and contingencies under the Langtry Lease/Option to Purchase as discussed in Note 3 – Mining Rights and Properties.

Note 8 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	750,000	$ 0.29
Options granted	0
Outstanding at December 31, 2015	750,000	$ 0.29
Options expired	(150,000)	$ 0.43
Outstanding at December 31, 2016	600,000	$ 0.26

The weighted average contractual life of all outstanding options at December 31, 2016 was 1.3 years. No share based compensation expense was recorded for either the years ended December 31, 2016 or 2015.

Note 9 – Related Party Transactions

Conflicts of Interests

Magellan Gold Corporation (“Magellan”) is a company under common control. Mr. Power is a significant shareholder and director of both Athena and Magellan. Mr. Gibbs is a significant shareholder and creditor (see Note 6 – Credit Agreement and Notes Payable – Related Parties), in both Athena and Magellan. Athena and Magellan are both involved in the business of acquisition and exploration of mineral resources.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the years ended December 31, 2016 and 2015, a total of $30,000 was recorded as management fees and are included in general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2016 and 2015, $25,000 and $2,500, respectively, of management fees due Mr. Power had not been paid and are included in accrued liabilities on the accompanying consolidated balance sheets at December 31, 2016 and 2015, respectively.

Accrued Interest - Related Parties

At December 31, 2016 and 2015, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $257,916 and $176,733, respectively, representing unpaid interest on the credit facility. In addition, at December 31, 2016 Accrued interest - related parties includes $124 of interest accrued on the installment Note payable due to Mr. Power.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the year ended December 31, 2016, Mr. Power made short-term advances to the Company of $7,250, all of which was repaid during the year. At both December 31, 2016 and 2015 no advances were outstanding.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.

Note 10 - Income Taxes

The Company is current on all of its corporate tax filings. Tax year 2016 is currently under extension and we expect to file the returns by the due date.

Our net operating loss carry forward as of December 31, 2016 is $6,653,793, which may be used to offset future income taxes through 2037. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2016 and 2015 is as follows:

	Years Ended December 31,
	2016	2015
Expected federal income tax benefit at statutory rate	$95,884	$101,816
State taxes	9,870	10,481
Change in valuation allowance	(105,754)	(112,297)
Income tax benefit	$—	$—

Our deferred tax assets as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Net operating loss	$2,495,172	$2,389,418
Valuation allowance	(2,495,172)	(2,389,418)
Deferred tax assets, net of allowance	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have provided a valuation allowance of 100% of our net deferred tax asset due to the uncertainty of generating future profits that would allow us to realize our deferred tax assets.

Note 11 - Subsequent Events

Subsequent to December 31, 2016 the Company borrowed an additional $90,000 under the credit agreement from Mr. Gibbs.

Subsequent to December 31, 2016, the Company paid an option payment in the amount of $44,675 on its Langtry project for the period March 15, 2017 to March 15, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Date: March 29, 2017	By: /s/ John C. Power John C. Power Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power John C. Power	Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)	March 29, 2017
March 29, 2017
/s/ Brian Power Brian Power	Director

/s/ LeRoy Wilkes LeRoy Wilkes	Director	March 29, 2017