Form 10-Q
period 2017-03-31
ATHENA SILVER CORP
filed 2017-05-15
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number: 000-51808

ATHENA SILVER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	900775276 (IRS Employer Identification Number)
2010A Harbison Drive #312, Vacaville, CA (Address of principal executive offices)	95687 (Zip Code)

Registrant's telephone number, including area code:   (707) 884-3766

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

On May 8, 2017, there were 36,202,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$911	$1,582
Prepaid expenses	7,500	-
Total current assets	8,411	1,582

Mineral rights and properties - unproven	2,113,463	2,068,788

Total assets	$2,121,874	$2,070,370

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$25,927	$16,346
Accrued liabilities	42,000	37,000
Accrued interest	6,410	5,569
Accrued interest - related parties	279,611	258,040
Advances payable - related party	1,500	-
Deed amendment liability - short-term portion	10,000	10,000
Derivative liabilities	62,780	63,110
Convertible note payable	51,270	51,270
Note payable - related party	34,250	39,665
Convertible credit facility - related party	1,805,620	1,715,620
Total current liabilities	2,319,368	2,196,620

Deed amendment liability	120,000	120,000

Total liabilities	2,439,368	2,316,620

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,202,320 issued and outstanding	3,620	3,620
Additional paid-in capital	6,602,028	6,602,028
Accumulated deficit	(6,923,142)	(6,851,898)
Total stockholders' deficit	(317,494)	(246,250)
Total liabilities and stockholders' deficit	$2,121,874	$2,070,370

See notes to unaudited consolidated financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31,
	2017	2016

Operating expenses:
Exploration costs	$480	$-
General and administrative expenses	48,114	52,631

Total operating expenses	48,594	52,631

Operating loss	(48,594)	(52,631)

Other income (expense):
Interest expense	(22,980)	(19,821)
Change in fair value of derivative liabilities	330	(58,150)
Total other income (expense)	(22,650)	(77,971)
Net loss	$(71,244)	$(130,602)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	36,202,320	36,202,320

See notes to unaudited consolidated financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(71,244)	$(130,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(330)	58,150
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	(5,625)
Accounts payable	9,581	19,946
Accrued interest - related parties	21,571	19,019
Accrued liabilities and other liabilities	5,841	5,802
Net cash used in operating activities	(42,081)	(33,310)

Cash flows from investing activities:
Acquisition of mineral rights	(44,675)	(43,020)

Net cash used in investing activities	(44,675)	(43,020)

Cash flows from financing activities:
Proceeds from advances from related parties	2,100	4,550
Payments on advances from related parties	(600)	(4,550)
Borrowings from credit facility and notes payable - related parties	90,000	77,020
Payments on note payable - related party	(5,415)	-

Net cash provided by financing activities	86,085	77,020

Net increase (decrease) in cash	(671)	690
Cash at beginning of period	1,582	1,055

Cash at end of period	$911	$1,745

Supplemental disclosure of cash flow information
Cash paid for interest	$568	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and
financing activities:
Addition of mineral rights and properties via accrued expenses	$-	$5,333

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

Basis of Presentation

We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

At March 31, 2017, we had not yet achieved profitable operations and we have accumulated losses of $6,923,142 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective March 31, 2017, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,000,000. The maturity date of the credit line is December 31, 2017.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock. Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	March 31, 2017	December 31, 2016
Mineral properties	$185,290	$185,290
Mineral rights – Langtry Project	1,928,173	1,883,498
Mineral rights and properties	$2,113,463	$2,068,788

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

• In Year 1, 50% of the annual option payment of $20,000 was paid on March 15, 2016. The remaining payment of $20,000 was paid on September 15, 2016. In March 2017 we made the required year 2 payment totaling $44,675. In all subsequent years, the option payment shall be due March 15.

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

• If we are in breach of the Lease/Option, the Lessor will have the option to terminate the Lease by giving us 30 days’ written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the Lease term by giving the lessor 30 days’ written notice of termination on or before February 13th of each year.

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

All commitments and obligations under our prior 2010 Lease and the 2016 Lease/Option to Purchase have been fulfilled to date. Future option payments and/or exploration and development of this property may require new equity and/or debt capital.  In addition, as of March 31, 2017 all regulatory obligations due or accrued regarding our mineral rights had been paid, and all our claims remain in good standing.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at	Fair Value Measurement at March 31, 2017
	March 31, 2017	Level 1	Level 2	Level 3

Derivative liability – Convertible note payable	$62,780	$-	$-	$62,780

	Carrying Value at	Fair Value Measurement at December 31, 2016
	December 31, 2016	Level 1	Level 2	Level 3

Derivative liability - Warrants	$1,130	$-	$-	$1,130
Derivative liability – Convertible note payable	$61,980	$-	$-	$61,980

A summary of the changes in the derivative liabilities for the three months ended March 31, 2017 is as follows:

Balance, December 31, 2016	63,110
Total gains, (unrealized, realized) included in net loss	(330)
Balance, March 31, 2017	$62,780

The carrying values of cash and cash equivalents, accounts payable, accrued liabilities and other short-term debt, approximate their fair value because of the short-term nature of these financial instruments.

Note 4 – Derivative Liabilities and Note Payable

Warrants:

Effective February 7, 2012, and pursuant to an Advisor Agreement with GVC Capital, LLC dated January 30, 2012, we sold and issued warrants exercisable to purchase an aggregate of 143,000 common shares at an exercise price of $0.25 per share at any time within five years of the date of their issuance in consideration of $100 cash and investor relation services with a fair value of $35,793. The warrants had anti-dilution provisions, including a provision for adjustments to the exercise price and to the number of warrant shares purchasable if we issue or sell common shares at a price less than the then current exercise price. None of the warrants were exercised and expired February 7, 2017.

We had determined that the warrants were not afforded equity classification because the warrants are not considered to be indexed to our own stock due to the anti-dilution provision. Accordingly, the warrants were treated as a derivative liability and are carried at fair value. We estimate the fair value of the derivative warrants at each balance sheet date and the changes in fair value were recognized in earnings in our consolidated statements of operations under the caption “change in fair value of derivative liabilities.”

The change in fair value of our derivative warrant liability for the three months ended March 31, 2017 is as follows:

Balance, December 31, 2016	1,130
Total gain recognized upon expiration of warrants	(1,130)
Balance, March 31, 2017	$-

We estimated the fair value of our derivative warrants on the date of issuance and each subsequent balance sheet date using the Black-Scholes option pricing model, which included assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the warrants.  Our expected volatility assumptions were based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the derivative warrants.

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

The change in fair value of our derivative liability – convertible note payable for the three months ended March 31, 2017 is as follows:

Balance, December 31, 2016	61,980
Total losses, (unrealized, realized) included in net loss	800
Balance, March 31, 2017	$62,780

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

The following table summarizes the assumptions used to value the derivative Note discount at March 31, 2017:

Fair value assumptions – derivative:	March 31, 2017
Risk free interest rate	1.03%
Expected term (years)	1.0
Expected volatility	146%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative Note discount at December 31, 2016:

Fair value assumptions – derivative:	December 31, 2016
Risk free interest rate	0.85%
Expected term (years)	1.0
Expected volatility	259%
Expected dividends	0%

Accrued interest totaled $6,410 and $5,569 at March 31, 2017 and December 31, 2016, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 5 – Credit Agreement and Notes Payable – Related Parties

Convertible Credit Facility – Related Party

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share. Since its inception we have amended the credit agreement several times to either increase the borrowing limit and/or extend the maturity date. An amendment effective October 13, 2016 extended the maturity date to December 31, 2017, and effective March 31, 2017 we amended the credit agreement to increase the borrowing limit under the line of credit to $2,000,000. All other provisions under the agreement have remained unchanged. The company evaluated the amendment of the convertible line of credit under ASC 470 and concluded that the amendment did not qualify as a debt extinguishment.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

Total principal amounts owed under the credit facility notes payable were $1,805,620 and $1,715,620 at March 31, 2017 and December 31, 2016, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $90,000 and $77,020 for the three months ended March 31, 2017 and 2016, respectively, and were generally used to pay certain mining lease obligations as well as operating expenses. No principal or interest payments have made to Mr. Gibbs since the inception of the convertible credit facility. As of March 31, 2017 there remained $194,380 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $279,504 and $257,916 at March 31, 2017 and December 31, 2016, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Note Payable – Related Party

On September 12, 2016 we executed a Note Payable (“Note”) with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. The Note accrues interest at 6% per year, and matures on September 12, 2018. The Note requires monthly principal and interest payments of $1,994 beginning on October 12, 2016. During the three months ended March 31, 2017 a total of $5,415 of regularly scheduled principal payments were made. At March 31, 2017 and December 31, 2016 the Note balance was $34,250 and $39,665, respectively. A total of $107 of interest had accrued since the last payment and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $22,139 and $19,019 for the three months ended March 31, 2017 and 2016, respectively.

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

Note 7 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	750,000	$ 0.29
Options expired	(150,000)	$ 0.43
Outstanding at December 31, 2016	600,000	$ 0.29
Options granted or expired	-	-
Outstanding at March 31, 2017	600,000	$ 0.26

The weighted average contractual life of all outstanding options at March 31, 2017 was 1.02 years. No share based compensation expense was recorded for either the three months ended March 31, 2017 or 2016.

 Note 8 – Related Party Transactions

Conflicts of Interests

Magellan Gold Corporation (“Magellan”) is a company under common control. Mr. Power is a significant shareholder and director of both Athena and Magellan. Mr. Gibbs is a significant shareholder and creditor (see Note 5 – Credit Agreement and Notes Payable – Related Parties), in both Athena and Magellan. Athena and Magellan are both involved in the business of acquisition and exploration of mineral resources.

Silver Saddle Resources, LLC (“Silver Saddle”) is also a company under common control. Mr. Power and Mr. Gibbs are the owners and managing members of Silver Saddle. Athena and Silver Saddle are both involved in the business of acquisition and exploration of mineral resources.

There exists no arrangement or understanding with respect to the resolution of future conflicts of interest. The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Athena, Magellan and Silver Saddle been autonomous.

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the three months ended March 31, 2017 and 2016, a total of $7,500 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2017 and December 31, 2016, $30,000 and $25,000, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities on the accompanying consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively.

Accrued Interest - Related Parties

At March 31, 2017 and December 31, 2016 and 2015, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $279,504 and $257,916, respectively, representing unpaid interest on the convertible credit facility. In addition, at March 31, 2017 and December 31, 2016, Accrued interest - related parties includes $107 and $124 of interest accrued on the installment Note payable due to Mr. Power.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the three months ended March 31, 2017, Mr. Power made short-term advances to the Company of $2,100, of which $600 was repaid during the quarter. During the three months ended March 31, 2016, Mr. Power made short-term advances to the Company of $4,550, all of which was repaid during the quarter. At March 31, 2017, $1,500 of the advances were outstanding. At December 31, 2016 no advances were outstanding.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.

Note 9 - Subsequent Events

Subsequent to March 31, 2017 the Company borrowed an additional $10,000 under the credit agreement from Mr. Gibbs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Silver Corporation and its consolidated subsidiary.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and our interim unaudited condensed consolidated financial statements and notes thereto included with this report in Part I. Item 1.

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

During the first quarter of 2011, we completed a 13-hole drilling program on our Langtry Property in an effort to validate the results of an earlier drilling program undertaken by a previous owner of the Property during the 1960’s and 1970’s and to further define silver deposits near historic workings on the Property. During the remainder of 2011 and during the first quarter of 2012, we evaluated the results of our drilling program, performed metallurgical studies and hired an independent firm to estimate our resources. In May 2012, our independent consultant issued a NI 43-101 report following the guidelines specified by the Canadian Council of Professional Geoscientists and included a description of the Langtry Property and location, history, geological setting, deposit types, mineralization, exploration, drilling, sampling method and approach, sample preparation, analyses and security, data verification, mineral resource and mineral reserve estimates, as well as other relevant data and information. Since the completion of these work programs on the property, we have not had the resources to do further field work and have focused on other ways to maximize value through the renegotiation of our lease obligation into a more favorable lease/option agreement, renegotiating the net smelter royalty on the Langtry patented claims, acquiring additional mining claims adjacent to the Langtry patented claims and working with San Bernardino County to confirm our vested mining right for the Langtry patented claims held under the lease/option agreement.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

A summary of our results from operations is as follows:

	Three Months Ended March 31,
	2017	2016
Operating expenses:
Exploration costs	$480	$-
General and administrative expenses	48,114	52,631
Total operating expenses	48,594	52,631
Operating loss	(48,594)	(52,631)

Total other expenses, net	(22,650)	(77,971)
Net loss	$(71,244)	$(130,602)

During the three months ended March 31, 2017, our net loss was $71,244 as compared to a net loss of $130,602 during the same period in 2016. The $59,358 decrease in our loss was mainly attributable to certain non-cash charges in 2016 due to changes in the values of our derivative liabilities associated with a convertible note payable and common stock purchase warrants.

Operating expenses:

During the three months ended March 31, 2017, our total operating expenses decreased $4,037, or 8%, from $52,631 to $48,594 for the three months ended March 31, 2016 and 2017, respectively.

During the three months ended March 31, 2017, we incurred $480 of exploration costs representing minor land and survey services. During the three months ended March 31, 2016, we incurred no exploration costs.

Our general and administrative expenses decreased $4,517, or 9%, from $52,631 to $48,114 for the three months ended March 31, 2016 and 2017, respectively.  The decrease is primarily attributable to decreases in professional services fees.

Other income and expense:

Our total other expenses were $22,650 during the three months ended March 31, 2017, as compared to total other expenses of $77,971 during the three months ended March 31, 2016.

For the three months ended March 31, 2017 we incurred a total of $22,980 in interest expense which included $21,588 in interest expense associated with our related party convertible credit facility, $551 associated with an installment note payable with our Chief Executive Officer, as well as $841 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.  Interest expense of $15,679 for the three months ended March 31, 2017 is attributed to our related party convertible credit facility.

For the three months ended March 31, 2016 we incurred a total of $19,821 of interest expense consisting of $19,019 associated with our related party convertible credit facility, as well as $802 associated with a convertible note payable.

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270.  The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively.  At March 31, 2017 and 2016 the periodic valuations resulted in an $800 and $50,370 increase in the derivative liability, respectively, and a resulting charge to our results of operations as a change in the fair value of derivative liabilities.

Our common stock purchase warrants issued in 2012 expired in February 2017, resulting in a gain upon the expiration totaling $1,130 to eliminate the derivative liability upon expiration. Our quarterly evaluation and mark-to-market of our derivative liability associated with the common stock purchase warrants at March 31, 2016 resulted in a $7,780 increase in the liability.

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

At March 31, 2017, we had not yet achieved profitable operations and we have accumulated losses of $6,923,142 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective March 31, 2017, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,000,000. The maturity date of the credit line is December 31, 2017.

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

Liquidity

As of March 31, 2017, we had $911 of cash and cash equivalents and negative working capital of $2,310,957. This compares to cash on hand of $1,582 and negative working capital of $2,195,038 at December 31, 2016.

We have a Credit Agreement with a significant shareholder, as amended, which provides us with an unsecured credit facility in the maximum borrowing amount of $2,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on December 31, 2017, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.

The convertible credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of March 31, 2017 total borrowings under the Credit Agreement were $1,805,620, leaving $194,380 of credit available for future borrowings.

The Langtry lease and option to purchase originated in March 2010, and had been subject to various amendments. A new Lease/Purchase Option dated March 10, 2016, which modified the rental, option payments and lessor royalties covering the Langtry Property, replaced the lease and subsequent amendments thereto in its entirety. Details of the terms of the new Lease/Purchase Option are contained in Note 2 of the financial statements in this quarterly report on Form 10-Q.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(42,081)	$(33,310)
Net cash used in investing activities	(44,675)	(43,020)
Net cash provided by financing activities	86,085	77,020
Net (decrease) increase in cash	(671)	690
Cash and cash equivalents, beginning of period	1,582	1,055
Cash and cash equivalents, end of period	$911	$1,745

Net cash used in operating activities:

Net cash used in operating activities was $42,081 and $33,310 during the three months ended March 31, 2017 and 2016, respectively.

Cash used in operating activities during the three months ended March 31, 2017 is primarily attributed to our $(71,244) net loss.  During the quarter, we prepaid certain amounts related to investor relations totaling $7,500.  In addition, we realized increases in accounts payable of $9,581, accrued interest on our notes payable of $21,571, and other accrued liabilities of $5,841. In addition, we recognized a non-cash gain of $1,130 attributed to the elimination of a derivative liability associated with the expiration of common stock purchase warrants, as well as an $800 non-cash charge associated with the quarterly valuation of a derivative liability associated with a convertible note payable.

Cash used in operating activities during the three months ended March 31, 2016 is primarily attributed to our $(130,602) net loss and non-cash charges for our periodic valuations of our derivative liabilities totaling $58,150.  During the quarter, we prepaid certain amounts related to investor relations totaling $5,625.  In addition, we realized increases in accounts payable of $19,946, accrued interest on our related party convertible notes of $19,019, and other accrued liabilities of $5,802.

Net cash used in investing activities:

Cash used in investing activities was $44,675 during the three months ended March 31, 2017 as compared to $43,020 during the three months ended March 31, 2016.

Cash used in investing activities during the three months ended March 31, 2017 represents the annual lease payment due under the 2016 Lease/Purchase Option totaling $44,675.

Cash used in investing activities during the three months ended March 31, 2016 totaling $43,020 primarily represents payments due under the 2016 Lease/Purchase Option for lease rental payments due of $20,000, payment for the purchase option of $20,000, and $20 representing the 20-year lease payment at $1 per year.  In addition, we paid $3,000 due on our deed conveyance of 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property. In consideration of the conveyance, the Company agreed to pay $10,000 payable in equal monthly installments of $1,000 beginning on September 1, 2015. All required payments have been made.

Net cash provided by financing activities:

Cash provided by financing activities during the three months ended March 31, 2017 was $86,085 compared to cash provided by financing activities of $77,020 during the same period in 2016.

For the three months ended March 31, 2017 borrowings under our convertible credit facility were $90,000. Also, during the three months ended March 31, 2017 the Company’s President had advanced a total of $2,100, of which $600 was repaid during the period.  In addition, we made a total of $5,415 in regularly scheduled principal payments due on an installment note payable with the Company’s President and Chief Executive.

Cash provided by financing activities during the three months ended March 31, 2016 was $77,020 representing borrowings under our convertible credit facility. In addition, during the three months ended March 31, 2016 the Company’s President had advanced a total of $4,550, all of which was repaid during the period.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of March 31, 2017.

No impairment loss was recognized during either the three months ended March 31, 2017 and 2016, and mineral rights are net of $-0- of impairment losses as of March 31, 2017.

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

We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of March 31, 2017, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure and insufficient formal management review processes over certain financial and accounting reports as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2016.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I. Item 1A. of our Annual Report on  Form 10-K for the year ended December 31, 2016.

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

ATHENA SILVER CORPORATION

Dated: May 8, 2017	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)