Form 10-Q
period 2017-06-30
ATHENA SILVER CORP
filed 2017-08-10
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is an emerging growth company as deﬁned in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of
1934 (§240.12b-2 of this chapter).                                                  Emerging growth company  [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards
provided pursuant to Section 13(a) of the Exchange Act.                                                             [   ]

On August 10, 2017, there were 36,202,320 shares of the registrant’s common stock, $0.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$ 1,208	$ 1,582
Prepaid expenses	7,500	-

Total current assets	8,708	1,582
Mineral rights and properties - unproven	2,113,463	2,068,788
Total assets	$ 2,122,171	$ 2,070,370

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 21,700	$ 16,346
Accrued liabilities – related parties	49,500	37,000
Accrued interest	7,285	5,569
Accrued interest - related parties	302,298	258,040
Deed amendment liability - short-term portion	10,000	10,000
Derivative liabilities	91,670	63,110
Convertible note payable	51,270	51,270
Note payable - related party	28,753	39,665
Convertible credit facility - related party	1,845,620	1,715,620
Total current liabilities	2,408,096	2,196,620

Deed amendment liability	110,000	120,000
Total liabilities	2,518,096	2,316,620

Commitments and contingencies
Stockholders' (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,202,320 issued and outstanding	3,620	3,620
Additional paid-in capital	6,602,028	6,602,028
Accumulated deficit	(7,001,573)	(6,851,898)
Total stockholders' (deficit)	(395,925)	(246,250)
Total liabilities and stockholders' (deficit)	$ 2,122,171	$ 2,070,370

See notes to unaudited consolidated financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ending June 30,		Six months ending June 30,
	2017	2016	2017	2016

Operating expenses:
Exploration costs	$281	$163	$761	$163
General and administrative expenses	25,212	28,627	73,326	81,258
Total operating expenses	25,493	28,790	74,087	81,421

Operating loss	(25,493)	(28,790)	(74,087)	(81,421)

Other income (expense):
Interest expense	(24,048)	(20,683)	(47,028)	(40,504)
Change in fair value of derivative liabilities	(28,890)	(21,750)	(28,560)	(79,900)
Total other income (expense)	(52,938)	(42,433)	(75,588)	(120,404)
Net loss	$(78,431)	$(71,223)	$(149,675)	$(201,825)

Basic and diluted net loss per common share
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted-average
common shares outstanding	36,202,320	36,202,320	36,202,320	36,202,320

See notes to unaudited consolidated financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(149,675)	$(201,825)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in fair value of derivative liabilities	28,560	79,900
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	(3,750)
Accounts payable	5,354	9,824
Accrued interest - related parties	44,258	38,900
Accrued liabilities and other liabilities	14,216	14,604

Net cash used in operating activities	(64,787)	(62,347)

Cash flows from investing activities:
Acquisition of mineral rights	(44,675)	(46,020)

Net cash used in investing activities	(44,675)	(46,020)

Cash flows from financing activities:
Proceeds on advances from related parties	4,700	5,050
Payments on advances from related parties	(4,700)	(5,050)
Borrowings from credit facility and notes payable - related parties	130,000	119,520
Payment on deed amendment liability	(10,000)	(10,000)
Payments on Note payable - related party	(10,912)	-

Net cash provided by financing activities	109,088	109,520

Net increase (decrease) in cash	(374)	1,153
Cash at beginning of period	1,582	1,055

Cash at end of period	$1,208	$2,208

Supplemental disclosure of cash flow information
Cash paid for interest	$1,054	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and
financing activities:
Addition of mineral rights and properties via accrued expenses	$-	$2,333

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

Basis of Presentation

We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2017 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Liquidity and Going Concern

Our interim consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern.

At June 30, 2017, we had not yet achieved profitable operations and we have accumulated losses of $7,001,573 since our inception. We expect to incur further losses in the development of our business, all of which cast substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective March

31, 2017, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,000,000. The maturity date of the credit line is December 31, 2017.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock. Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	June 30, 2017	December 31, 2016
Mineral properties	$185,290	$185,290
Mineral rights – Langtry Project	1,928,173	1,883,498
Mineral rights and properties	$2,113,463	$2,068,788

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

The following is a summary of the highlights of the new Lease/Option, which is qualified in its entirety by the provisions of the Lease/Option dated March 10, 2016:

·   The Lease/Option has a term of 20 years, and grants an exclusive right to explore, develop and purchase the Langtry property. Lease payments under the new agreement are a nominal $1 per year, payable in advance. This amount was paid in March 2016. The lease requires us to also maintain the option to purchase in good standing as described below.

·   Option payments: in order to maintain the option to purchase, we are required to pay option payments (“Option Payments”) as follows: $40,000 year 1; the greater of $40,000 or the spot price of 2,500 ounces of silver in years 2 through 5; the greater of $50,000 or the spot price of 2,500 ounces of silver in years 6 through 10; the greater of $75,000 or the spot price of 3,750 ounces of silver in years 11 through 15; and the greater of $100,000 or the spot price of 5,000 ounces of silver in years 16 through 20. 50% of all Option Payments are credited against the purchase price should the Company exercise the purchase option.

·   In Year 1, 50% of the annual option payment of $20,000 was paid on March 15, 2016. The remaining payment of $20,000 was paid on September 15, 2016. In March 2017 we made the required year 2 payment totaling $44,675. In all subsequent years, the option payment shall be due March 15.

·   Option Purchase Price: We have the option to purchase fee title to the Langtry Property for the full 20-year term of the Lease/Option. The purchase price is:

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

·   During the lease term, and provided the purchase option has not been exercised, the lessor is entitled to receive a 2% NSR on silver production and a 3% to 5% royalty on other mineral production and certain other revenue streams;

·   After exercise of the purchase option, the lessor will not receive royalties on silver or other precious metals production but will receive a 5% royalty on barite production and other revenue streams.

·   Deferred rent of $130,000 under the prior lease shall be payable upon exercise of the purchase option or upon Athena entering into a joint venture or other arrangement to develop the Langtry prospect. Accrued rent of $20,000 under the prior lease was due and paid September 15, 2016.

·   If we are in breach of the Lease/Option, the Lessor will have the option to terminate the Lease by giving us 30 days’ written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the Lease term by giving the lessor 30 days’ written notice of termination on or before February 13th of each year.

·   The Langtry Property is also subject to a net smelter royalty in favor of Mobil Exploration and Producing North America Inc. from the sale of concentrates, precipitates or metals produced from ores mined from the royalty acreage. The agreement dated April 30, 1987 granted a base net smelter royalty of 3% plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $10.00 per troy ounce plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $15.00 per troy ounce.

·   On May 28, 2015 we executed an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full. We paid the initial $10,000 upon execution of the amendment, $10,000 which was due in June 2016, and $10,000 which was due in June 2017. The next payment is due June 1, 2018. If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

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

All commitments and obligations under our prior 2010 Lease and the 2016 Lease/Option to Purchase have been fulfilled to date. Future option payments and/or exploration and development of this property may require new equity and/or debt capital.  In addition, as of June 30, 2017 all regulatory obligations due or accrued regarding our mineral rights had been paid, and all our claims remain in good standing.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at	Fair Value Measurement at June 30, 2017
	June 30, 2017	Level 1	Level 2	Level 3

Derivative liability – Convertible note payable	$91,670	$-	$-	$91,670

	Carrying Value at	Fair Value Measurement at December 31, 2016
	December 31, 2016	Level 1	Level 2	Level 3

Derivative liability - Warrants	$1,130	$-	$-	$1,130
Derivative liability – Convertible note payable	$61,980	$-	$-	$61,980

A summary of the changes in the derivative liabilities is as follows:

Balance, December 31, 2016	$63,110
Total gains, (unrealized, realized) included in net loss	28,560
Balance, June 30, 2017	$91,670

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

The change in fair value of our derivative warrant liability for the six months ended June 30, 2017 is as follows:

Balance, December 31, 2016	1,130
Total gain recognized upon expiration of warrants	(1,130)
Balance, June 30, 2017	$-

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

The change in fair value of our derivative liability – convertible note payable for the six months ended June 30, 2017 is as follows:

Balance, December 31, 2016	61,980
Total losses, (unrealized, realized) included in net loss	29,690
Balance, June 30, 2017	$91,670

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

The following table summarizes the assumptions used to value the derivative liability  at June 30, 2017:

Fair value assumptions – derivative:	June 30, 2017
Risk free interest rate	1.24%
Expected term (years)	1.0
Expected volatility	183%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability  at December 31, 2016:

Fair value assumptions – derivative:	December 31, 2016
Risk free interest rate	0.85%
Expected term (years)	1.0
Expected volatility	259%
Expected dividends	0%

Accrued interest totaled $7,285 and $5,569 at June 30, 2017 and December 31, 2016, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

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

Total principal amounts owed under the credit facility notes payable were $1,845,620 and $1,715,620 at June 30, 2017 and December 31, 2016, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $130,000 and $119,520 for the six months ended June 30, 2017 and 2016, respectively, and were generally used to pay certain mining lease obligations as well as operating expenses. No principal or interest payments have made to Mr. Gibbs since the inception of the convertible credit facility. As of June 30, 2017 there remained $154,380 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $302,196 and $257,916 at June 30, 2017 and December 31, 2016, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Note Payable – Related Party

On September 12, 2016 we executed a Note Payable (“Note”) with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. The Note accrues interest at 6% per year, and matures on September 12, 2018. The Note requires monthly principal and interest payments of $1,994 beginning on October 12, 2016. During the six months ended June 30, 2017 a total of $10,912 of regularly scheduled principal payments were made. At June 30, 2017 and December 31, 2016 the Note balance was $28,753 and $39,665, respectively. A total of $102 of interest had accrued since the last payment and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $45,312 and $38,900 for the six months ended June 30, 2017 and 2016, respectively. Total related party interest expense was $23,173 and $19,881 for the three months ended June 30, 2017 and 2016, respectively.

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

Note 7 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	750,000	$ 0.29
Options expired	(150,000)	$ 0.43
Outstanding at December 31, 2016	600,000	$ 0.29
Options granted or expired	-	-
Outstanding at June 30, 2017	600,000	$ 0.26

All outstanding options at both June 30, 2017 and December 31, 2016 represent options issued outside the 2004 Equity Incentive Plan.

The weighted average contractual life of all outstanding options at June 30, 2017 was 0.77 years. No share based compensation expense was recorded for either the three or six months ended June 30, 2017 or 2016.

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

Management and Director Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the three and six-months ended June 30, 2017 and 2016, a total of $7,500 and $15,000, respectively, was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2017 and December 31, 2016, $37,500 and $25,000, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

The Company is subject to an agreement with a Director to pay a retainer fee of $1,000 per month for his services. For each of the three and six months ended June 30, 2017 and 2016, a total of $3,000 and $6,000, respectively, was charged as director fees and is included in general and administrative expenses on the accompanying consolidated statements of operations. At both June 30, 2017 and December 31, 2016 a total of $12,000 was unpaid and included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

At June 30, 2017 and December 31, 2016, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $302,196 and $257,916, respectively, representing unpaid interest on the convertible credit facility. In addition, at June 30, 2017 and December 31, 2016, Accrued interest - related parties includes $102 and $124 of interest accrued on the installment Note payable due to Mr. Power.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the six months ended June 30, 2017, Mr. Power made short-term advances to the Company of $4,700, all of which was repaid during the period. During the six months ended June 30, 2016, Mr. Power made short-term advances to the Company of $5,050, all of which was repaid during the period. At both June 30, 2017 and December 31, 2016, no advances were outstanding.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.

Note 9 - Subsequent Events

Subsequent to June 30, 2017 the Company borrowed an additional $10,000 under the credit agreement from Mr. Gibbs.

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

Results of Operations for the Three Months Ended June 30, 2017 and 2016

A summary of our results from operations is as follows:

	Three Months Ended June 30,
	2017	2016
Operating expenses:
Exploration costs	$ 281	$ 163
General and administrative expenses	25,212	28,627
Total operating expenses	25,493	28,790
Operating loss	(25,493)	(28,790)
Total other expenses, net	(52,938)	(42,433)
Net loss	$ (78,431)	$ (71,223)

During the three months ended June 30, 2017, our net loss was $78,431 as compared to a net loss of $71,223 during the same period in 2016. The $7,208 increase in our loss was mainly attributable to certain non-cash charges in 2017 due to changes in the values of our derivative liabilities associated with a convertible note payable, as well as increases in our related party interest expense.

Operating expenses:

During the three months ended June 30, 2017, our total operating expenses decreased $3,297, or 11%, from $28,790 to $25,493 for the three months ended June 30, 2016 and 2017, respectively.

During the three months ended June 30, 2017, we incurred $281 of exploration costs representing legal services associated with our mineral rights holdings. During the three months ended June 30, 2016, we incurred $163 of exploration costs representing land and survey services.

Our general and administrative expenses decreased $3,415, or 12%, from $28,627 to $25,212 for the three months ended June 30, 2016 and 2017, respectively.  The decrease is primarily attributable to decreases in professional services fees.

Other income and expense:

Our total other expenses were $52,938 during the three months ended June 30, 2017, as compared to total other expenses of $42,433 during the three months ended June 30, 2016.

For the three months ended June 30, 2017 we incurred a total of $24,048 in interest expense which included $22,692 in interest expense associated with our related party convertible credit facility, $481 associated with an installment note payable with our Chief Executive Officer, as well as $875 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

For the three months ended June 30, 2016 we incurred a total of $20,683 of interest expense comprised of $19,881 associated with our related party convertible notes payable, as well as $802 associated with the convertible note payable due our primary legal counsel.

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270.  The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively.  For the three months ended June 30, 2017 and 2016 the periodic valuations resulted in $28,890 and $20,100 increases in the derivative liability, respectively, and a resulting charge to our results of operations as a change in the fair value of derivative liabilities.

Our common stock purchase warrants issued in 2012 expired in February 2017.  Our quarterly evaluation and mark-to-market of our derivative liability associated with the common stock purchase warrants at June 30, 2016 resulted in a $1,650 increase in the liability.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

A summary of our results from operations is as follows:

	Six Months Ended June 30,
	2017	2016
Operating expenses:
Exploration costs	$761	$163
General and administrative expenses	73,326	81,258
Total operating expenses	74,087	81,421
Operating loss	(74,087)	(81,421)
Total other expenses, net	(75,588)	(120,404)
Net loss	$(149,675)	$(201,825)

During the six months ended June 30, 2017, our net loss was $149,675 as compared to a net loss of $201,825 during the same period in 2016. The $52,150 decrease in our loss was mainly attributable to certain non-cash charges due to changes in the values of our derivative liabilities associated with a convertible note payable and outstanding warrants.

Operating expenses:

During the six months ended June 30, 2017, our total operating expenses decreased $7,334, or 9%, from $81,421 to $74,087 for the six months ended June 30, 2016 and 2017, respectively.

During the six months ended June 30, 2017, we incurred $761 of exploration costs consisting of legal and survey costs associated with our mineral rights holdings.  During the six months ended June 30, 2016, we incurred $163 exploration costs consisting of minor survey expenses.

Our general and administrative expenses decreased $7,932, or 10%, from $81,258 to $73,326 for the six months ended June 30, 2017 and 2016, respectively.  The decrease is primarily attributable to decreases in professional services fees.

Other income and expense:

Our total other expenses were $75,588 during the six months ended June 30, 2017, as compared to total other expenses of $120,404 during the six months ended June 30, 2016.

For the six months ended June 30, 2017 we incurred a total of $47,028 in interest expense which included $44,280 in interest expense associated with our related party convertible credit facility, $1,032 associated with an installment note payable with our Chief Executive Officer, as well as $1,716 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

For the six months ended June 30, 2016 we incurred a total of $40,504 in interest expense which included $38,900 in interest expense associated with our related party convertible notes payable, as well as $1,604 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270.  The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively.  For the six months ended June 30, 2017 and 2016, the periodic valuations resulted in $29,690 and $70,470 increases in the derivative liability, respectively, and a resulting charge to our results of operations as a change in the fair value of derivative liabilities.

Our common stock purchase warrants issued in 2012 expired in February 2017, and as a result we recognized a $1,130 gain on the expiration of those warrants.  Our quarterly evaluation and mark-to-market of our derivative liability associated with these common stock purchase warrants at June 30, 2016 resulted in a $9,430 increase in the liability.

Liquidity and Capital Resources:

Going Concern

Our interim consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern.

At June 30, 2017, we had not yet achieved profitable operations and we have accumulated losses of $7,001,573 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective March 31, 2017, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,000,000. The maturity date of the credit line is December 31, 2017.

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

Liquidity

As of June 30, 2017, we had $1,208 of cash and cash equivalents and negative working capital of $2,399,388. This compares to cash on hand of $1,582 and negative working capital of $2,195,038 at December 31, 2016.

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

The convertible credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of June 30, 2017 total borrowings under the Credit Agreement were $1,845,620, leaving $154,380 of credit available for future borrowings.

The Langtry lease and option to purchase originated in March 2010, and had been subject to various amendments. A Lease/Purchase Option dated March 10, 2016, which modified the rental, option payments and lessor royalties covering the Langtry Property, replaced the lease and subsequent amendments thereto in its entirety. Details of the terms of the Lease/Purchase Option are contained in Note 2 of the financial statements in this quarterly report on Form 10-Q.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(64,787)	$(62,347)
Net cash used in investing activities	(44,675)	(46,020)

Net cash provided by financing activities	109,088	109,520
Net (decrease) increase in cash	(374)	1,153
Cash, beginning of period	1,582	1,055
Cash, end of period	$1,208	$2,208

Net cash used in operating activities:

Net cash used in operating activities was $64,787 and $62,347 during the six months ended June 30, 2017 and 2016, respectively.

Cash used in operating activities during the six months ended June 30, 2017 is primarily attributed to our $(149,675) net loss.  During the quarter, we prepaid certain amounts related to investor relations totaling $7,500.  In addition, we realized increases in accounts payable of $5,354, accrued interest on our notes payable of $44,258, and other accrued liabilities of $14,216. In addition, we recognized a non-cash gain of $1,130 attributed to the elimination of a derivative liability associated with the expiration of common stock purchase warrants, as well as a $29,690 non-cash charge associated with the quarterly valuation of a derivative liability associated with a convertible note payable.

Cash used in operating activities during the six months ended June 30, 2016 primarily attributed to our $(201,825) net loss.  During the period, we prepaid certain amounts related to investor relations totaling $3,750.  In addition, we realized increases in accounts payable of $9,824, accrued interest on our related party convertible notes of $38,900, and other accrued liabilities of $14,604.

Net cash used in investing activities:

Cash used in investing activities was $44,675 during the six months ended June 30, 2017 as compared to $46,020 during the six months ended June 30, 2016.

Cash used in investing activities during the six months ended June 30, 2017 represents the annual lease payment due under the 2016 Lease/Purchase Option totaling $44,675.

Cash used in investing activities during the six months ended June 30, 2016 totaling $46,020 primarily represents payments due under the 2016 Lease/Purchase Option for lease rental payments due of $20,000, payment for the purchase option of $20,000, and $20 representing the 20-year lease payment at $1 per year.  In addition, we paid $6,000 due on our purchase of 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property.   The Company agreed to pay $10,000, payable in equal monthly installments of $1,000 beginning on September 1, 2015. As of June 30, 2016, this obligation had been paid in full.

Net cash provided by financing activities:

Cash provided by financing activities during the six months ended June 30, 2017 was $109,088 compared to cash provided by financing activities of $109,520 during the same period in 2016.

For the six months ended June 30, 2017 borrowings under our convertible credit facility were $130,000. Also, during the six months ended June 30, 2017 the Company’s President had advanced a total of $4,700, which was fully repaid during the period.  We also paid $10,000 that was due on June 1st on our deed amendment liability. The next scheduled payment of $10,000 will be due on June 1, 2018.

Finally, we made a total of $10,912 in regularly scheduled principal payments due on an installment note payable with the Company’s President and Chief Executive.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of June 30, 2017. No impairment loss was recognized during either the six months ended June 30, 2017 and 2016, and mineral rights are net of $-0- of impairment losses as of June 30, 2017.

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

We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of June 30, 2017, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future.  We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

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

ATHENA SILVER CORPORATION

Dated: _______, 2017	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)