Form 10-Q
period 2017-09-30
ATHENA SILVER CORP
filed 2017-11-14
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Emerging growth company[ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [   ]

On November 8, 2017, there were 36,202,320 shares of the registrant’s common stock, $0.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION
CONSOLIDATED BALANCE SHEETS (unaudited)
	September 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$2,546	$1,582
Prepaid expenses	2,500	-

Total current assets	5,046	1,582

Mineral rights and properties - unproven	2,113,463	2,068,788

Total assets	$2,118,509	$2,070,370

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$18,357	$16,346
Accrued liabilities - related parties	57,000	37,000
Accrued interest	8,197	5,569
Accrued interest - related parties	325,718	258,040
Deed amendment liability - short-term portion	10,000	10,000
Derivative liabilities	25,700	63,110
Convertible note payable	51,270	51,270
Note payable - related party	23,173	39,665
Convertible credit facility - related party	1,880,620	1,715,620

Total current liabilities	2,400,035	2,196,620

Deed amendment liability	110,000	120,000

Total liabilities	2,510,035	2,316,620

Commitments and contingencies	-	-

Stockholders' (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,202,320 issued and outstanding	3,620	3,620
Additional paid-in capital	6,602,028	6,602,028
Accumulated deficit	(6,997,174)	(6,851,898)
Total stockholders' (deficit)	(391,526)	(246,250)
Total liabilities and stockholders' (deficit)	$2,118,509	$2,070,370

See notes to unaudited consolidated financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Operating expenses:
Exploration costs	$-	$9,326	761	9,489
General and administrative expenses	36,835	23,411	110,161	104,669

Total operating expenses	36,835	32,737	110,922	114,158

Operating loss	(36,835)	(32,737)	(110,922)	(114,158)
Other income (expense):
Interest expense	(24,736)	(21,792)	(71,764)	(62,296)
Change in fair value of derivative liabilities	65,970	24,490	37,410	(55,410)

Total other income (expense)	41,234	2,698	(34,354)	(117,706)
Net income (loss)	$4,399	$(30,039)	$(145,276)	$(231,864)

Basic and diluted net income (loss) per common share
Basic and diluted net income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.01)

Basic and diluted weighted-average
common shares outstanding	36,202,320	36,202,320	36,202,320	36,202,320

See notes to unaudited consolidated financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(145,276)	$(231,864)
Adjustments to reconcile net loss to net cash used in operating activities:

Change in fair value of derivative liabilities	(37,410)	55,410
Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	(1,875)
Accounts payable	2,010	2,932
Accrued interest - related parties	67,679	59,881
Accrued liabilities and other liabilities	22,628	17,415

Net cash used in operating activities	(92,869)	(98,101)

Cash flows from investing activities:
Acquisition of mineral rights	(44,675)	(121,113)

Net cash used in investing activities	(44,675)	(121,113)

Cash flows from financing activities:
Proceeds on advances from related parties	4,700	7,250
Payments on advances from related parties	(4,700)	(5,750)
Borrowings from credit facility and notes payable - related parties	165,000	228,120
Payment on deed amendment liability	(10,000)	(10,000)
Payments on Note payable - related party	(16,492)	-

Net cash provided by financing activities	138,508	219,620

Net increase in cash	964	406
Cash at beginning of period	1,582	1,055

Cash at end of period	$2,546	$1,461

Supplemental disclosure of cash flow information
Cash paid for interest	$1,458	$-
Cash paid for income taxes	$-	$-

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

Basis of Presentation

We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

At September 30, 2017, we had not yet achieved profitable operations and we have accumulated losses of $6,997,174 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective March 31, 2017, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,000,000. The maturity date of the credit line is December 31, 2017.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock. Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties

Our mineral rights and mineral properties consist of:

	September 30, 2017	December 31, 2016
Mineral properties	$185,290	$185,290
Mineral rights – Langtry Project	1,928,173	1,883,498
Mineral rights and properties	$2,113,463	$2,068,788

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

·   Option Purchase Price: We have the option to purchase fee title to the Langtry Property for the full 20-year term of the Lease/Option. The purchase price is:

Years 1 through 3 (3-15-2016 to 3-15-2019): $5,000,000

Years 4 through 5 (3-15-2019 to 3-15-2021): the greater of $5,000,000 or the spot price of 250,000 troy ounces of silver, plus payment of the deferred rent of $130,000;

Years 6 through 10 (3-15-2021 to 3-15-26): the greater of $7,500,000 or the spot price of 375,000 troy ounces of silver, plus payment of the deferred rent of $130,000;

Years 11 through 20 (3-15-2026 to 3-15-2036): the greater of $10,000,000 or the spot price of 500,000 troy ounces of silver, plus payment of the deferred rent of $130,000.

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

All commitments and obligations under our prior 2010 Lease and the 2016 Lease/Option to Purchase have been fulfilled to date. Future option payments and/or exploration and development of this property may require new equity and/or debt capital.  In addition, as of September 30, 2017 all regulatory obligations due or accrued regarding our mineral rights had been paid, and all our claims remain in good standing.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at	Fair Value Measurement at September 30, 2017
	September 30, 2017	Level 1	Level 2	Level 3

Derivative liability – Convertible note payable	$25,700	$-	$-	$25,700

	Carrying Value at	Fair Value Measurement at December 31, 2016
	December 31, 2016	Level 1	Level 2	Level 3

Derivative liability - Warrants	$1,130	$-	$-	$1,130
Derivative liability – Convertible note payable	$61,980	$-	$-	$61,980

A summary of the changes in the derivative liabilities is as follows:

Balance, December 31, 2016	$ 63,110
Total gains, (unrealized, realized) included in net loss	(37,410)
Balance, September 30, 2017	$ 25,700

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

We had determined that the warrants were not afforded equity classification because the warrants were not considered to be indexed to our own stock due to the anti-dilution provision. Accordingly, the warrants were treated as a derivative liability and are carried at fair value. We estimate the fair value of the derivative warrants at each balance sheet date and the changes in fair value were recognized in earnings in our consolidated statements of operations under the caption “change in fair value of derivative liabilities.”

The change in fair value of our derivative warrant liability for the nine months ended September 30, 2017 is as follows:

Balance, December 31, 2016	$ 1,130
Total gain recognized upon expiration of warrants	(1,130)
Balance, September 30, 2017	$ -

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

The change in fair value of our derivative liability – convertible note payable for the nine months ended September 30, 2017 is as follows:

Balance, December 31, 2016	$ 61,980
Total gains, (unrealized, realized) included in net loss	(36,280)
Balance, September 30, 2017	$ 25,700

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

The following table summarizes the assumptions used to value the derivative liability at September 30, 2017:

Fair value assumptions – derivative:	September 30, 2017
Risk free interest rate	1.31%
Expected term (years)	1.0
Expected volatility	207%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2016:

Fair value assumptions – derivative:	December 31, 2016
Risk free interest rate	0.85%
Expected term (years)	1.0
Expected volatility	259%
Expected dividends	0%

Accrued interest totaled $8,197 and $5,569 at September 30, 2017 and December 31, 2016, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

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

Total principal amounts owed under the credit facility notes payable were $1,880,620 and $1,715,620 at September 30, 2017 and December 31, 2016, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $165,000 and $228,120 for the nine months ended September 30, 2017 and 2016, respectively, and were generally used to pay certain mining lease obligations as well as operating expenses. No principal or interest payments have made to Mr. Gibbs since the inception of the convertible credit facility. As of September 30, 2017 there remained $119,380 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $325,650 and $257,916 at September 30, 2017 and December 31, 2016, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Note Payable – Related Party

On September 12, 2016 we executed a Note Payable (“Note”) with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. The Note accrues interest at 6% per year, and matures on September 12, 2018. The Note requires monthly principal and interest payments of $1,994 beginning on October 12, 2016. During the nine months ended September 30, 2017 a total of $17,950 of regularly scheduled principal and interest payments were made. At September 30, 2017 and December 31, 2016 the Note balance was $23,173 and $39,665, respectively. A total of $68 of interest had accrued since the last payment and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $69,136 and $59,881 for the nine months ended September 30, 2017 and 2016, respectively. Total related party interest expense was $23,824 and $20,981 for the three months ended September 30, 2017 and 2016, respectively.

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

Note 7 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	750,000	$ 0.29
Options expired	(150,000)	$ 0.43
Outstanding at December 31, 2016	600,000	$ 0.29
Options granted or expired	-	-
Outstanding at September 30, 2017	600,000	$ 0.26

All outstanding options at both September 30, 2017 and December 31, 2016 represent options issued outside the 2004 Equity Incentive Plan.

The weighted average contractual life of all outstanding options at September 30, 2017 was 0.52 years. No share based compensation expense was recorded for either the three or nine months ended September 30, 2017 or 2016.

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

Management and Director Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the three and nine-months ended September 30, 2017 and 2016, a total of $7,500 and $22,500, respectively, was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2017 and December 31, 2016, $45,000 and $25,000, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

The Company is subject to an agreement with a Director to pay a retainer fee of $1,000 per month for his services. For each of the three and nine months ended September 30, 2017 and 2016, a total of $3,000 and $9,000, respectively, was charged as director fees and is included in general and administrative expenses on the accompanying consolidated statements of operations. At both September 30, 2017 and December 31, 2016 a total of $12,000 was unpaid and included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

At September 30, 2017 and December 31, 2016, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $325,650 and $257,916, respectively, representing unpaid interest on the convertible credit facility. In addition, at September 30, 2017 and December 31, 2016, Accrued interest - related parties includes $68 and $124 of interest accrued on the installment Note payable due to Mr. Power.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the nine months ended September 30, 2017, Mr. Power made short-term advances to the Company of $4,700, all of which was repaid during the period. During the nine months ended September 30, 2016, Mr. Power made short-term advances to the Company of $7,250, of which $5,750 was repaid during the period. At both September 30, 2017 and December 31, 2016, no advances were outstanding.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.

Note 9 - Subsequent Events

Subsequent to September 30, 2017 the Company borrowed an additional $10,000 under the credit agreement from Mr. Gibbs.

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

Results of Operations for the Three Months Ended September 30, 2017 and 2016

A summary of our results from operations is as follows:

	Three Months Ended September 30,
	2017	2016
Operating expenses:
Exploration costs	$ -	$ 9,326
General and administrative expenses	36,835	23,411
Total operating expenses	36,835	32,737
Operating loss	(36,835)	(32,737)
Total other income, net	41,234	2,698
Net income (loss)	$ 4,399	$ (30,039)

During the three months ended September 30, 2017, our net income was $4,399 as compared to a net loss of $30,039 during the same period in 2016. The $34,438 decrease in our loss was mainly attributable to a non-cash gain in 2017 due to a change in the value of our derivative liability associated with a convertible note payable.

Operating expenses:

During the three months ended September 30, 2017, our total operating expenses increased $4,098, or 12%, from $32,737 to $36,835 for the three months ended September 30, 2016 and 2017, respectively.

During the three months ended September 30, 2017, we incurred no exploration costs. During the three months ended September 30, 2016, we incurred $9,326 of exploration costs, which primarily consisted of title research and survey expenses associated with our land acquisition and other potential land acquisitions.

Our general and administrative expenses increased by $13,424, or 57%, from $23,411 to $36,835 for the three months ended September 30, 2016 and 2017, respectively.  The increase is primarily attributable to increases in professional services fees and amounts paid to maintain our mining claims status.

Other income and expense:

Our total other income, net was $41,234 during the three months ended September 30, 2017, as compared to total other income of $2,698 during the three months ended September 30, 2016.

For the three months ended September 30, 2017 we incurred a total of $24,736 in interest expense which included $23,454 in interest expense associated with our related party convertible credit facility, $371 associated with an installment note payable with our Chief Executive Officer, as well as $911 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

For the three months ended September 30, 2016 we incurred a total of $21,792 in interest expense, of which $20,848 was associated with our related party convertible credit facility, $133 associated with an installment note payable with our Chief Executive Officer, as well as $811 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270.  The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively.  For the three months ended September 30, 2017 and 2016 the periodic valuations resulted in $65,970 and $24,490 decreases in the derivative liability, respectively, and a resulting credit to our results of operations as a change in the fair value of derivative liabilities.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

A summary of our results from operations is as follows:

	Nine Months Ended September 30,
	2017	2016
Operating expenses:
Exploration costs	$ 761	$ 9,489
General and administrative expenses	110,161	104,669
Total operating expenses	110,922	114,158
Operating loss	(110,922)	(114,158)
Total other expenses, net	(34,354)	(117,706)
Net loss	$ (145,276)	$ (231,864)

During the nine months ended September 30, 2017, our net loss was $145,276 as compared to a net loss of $231,864 during the same period in 2016. The $86,588 decrease in our loss was mainly attributable to certain non-cash charges due to changes in the values of our derivative liabilities associated with a convertible note payable and outstanding warrants.

Operating expenses:

During the nine months ended September 30, 2017, our total operating expenses decreased $3,236, or 3%, from $114,158 to $110,922 for the nine months ended September 30, 2016 and 2017, respectively.

During the nine months ended September 30, 2017, we incurred $761 of exploration costs consisting of legal and survey costs associated with our mineral rights holdings.  During the nine months ended September 30, 2016, we incurred $9,489 of exploration costs primarily consisting of title research and survey expenses associated with the land acquired and other acquisition targets.

Our general and administrative expenses increased $5,492, or 5%, from $104,669 to $110,161 for the nine months ended September 30, 2016 and 2017, respectively.  The increase is primarily attributable to amounts paid to maintain our mining claims status.

Other income and expense:

Our total other expenses were $34,354 during the nine months ended September 30, 2017, as compared to total other expenses of $117,706 during the nine months ended September 30, 2016.

For the nine months ended September 30, 2017 we incurred a total of $71,764 in interest expense which included $67,733 in interest expense associated with our related party convertible credit facility, $1,403 associated with an installment note payable with our Chief Executive Officer, as well as $2,628 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

For the nine months ended September 30, 2016 we incurred a total of $62,296 in interest expense, of which $59,748 was associated with our related party convertible credit facility, as well as $2,415 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel. In addition, on September 12, 2016 we executed an installment note payable with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. As of September 30, 2016 a total of $133 of interest had accrued on this installment note.

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270.  The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively.  For the nine months ended September 30, 2017 the periodic valuation resulted in $36,280 decrease in the derivative liability, and a resulting credit to our results of operations as a change in the fair value of derivative liabilities. For the nine months ended September 30, 2016 the periodic valuation resulted in a $55,340 increase in the derivative liability and a resulting charge to our results of operations as a change in the fair value of derivative liabilities.

Our common stock purchase warrants issued in 2012 expired in February 2017, and as a result we recognized a $1,130 gain on the expiration of those warrants.  Our quarterly evaluation and mark-to-market of our derivative liability associated with these common stock purchase warrants at September 30, 2016 resulted in a $70 increase in the liability.

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

At September 30, 2017, we had not yet achieved profitable operations and we have accumulated losses of $6,997,174 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective March 31, 2017, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,000,000. The maturity date of the credit line is December 31, 2017.

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

Liquidity

As of September 30, 2017, we had $2,546 of cash and cash equivalents and negative working capital of $2,394,989. This compares to cash on hand of $1,582 and negative working capital of $2,195,038 at December 31, 2016.

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

The convertible credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of September 30, 2017 total borrowings under the Credit Agreement were $1,880,620, leaving $119,380 of credit available for future borrowings.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$ (92,869)	$ (98,101)
Net cash used in investing activities	(44,675)	(121,113)
Net cash provided by financing activities	138,508	219,620
Net increase in cash	964	406
Cash, beginning of period	1,582	1,055
Cash, end of period	$ 2,546	$ 1,461

Net cash used in operating activities:

Net cash used in operating activities was $92,869 and $98,101 during the nine months ended September 30, 2017 and 2016, respectively.

Cash used in operating activities during the nine months ended September 30, 2017 is primarily attributed to our $(145,276) net loss.  During the period, we had prepaid certain amounts related to investor relations totaling $2,500.  In addition, we realized increases in accounts payable of $2,010, accrued interest on our related party notes payable of $67,679, and other accrued liabilities of $22,628. In addition, we recognized a non-cash gain of $1,130 attributed to the elimination of a derivative liability associated with the expiration of common stock purchase warrants, as well as a $36,280 non-cash gain associated with the quarterly valuation of a derivative liability associated with a convertible note payable.

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

Net cash used in investing activities:

Cash used in investing activities was $44,675 during the nine months ended September 30, 2017 as compared to $121,113 during the nine months ended September 30, 2016.

Cash used in investing activities during the nine months ended September 30, 2017 represents the annual lease payment due under the 2016 Lease/Purchase Option totaling $44,675.

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

Net cash provided by financing activities:

Cash provided by financing activities during the nine months ended September 30, 2017 was $138,508 compared to cash provided by financing activities of $219,620 during the same period in 2016.

For the nine months ended September 30, 2017 borrowings under our convertible credit facility were $165,000. Also, during the nine months ended September 30, 2017 the Company’s President had advanced a total of $4,700, which was fully repaid during the period.  We also paid $10,000 that was due on June 1st on our deed amendment liability. The next scheduled payment of $10,000 will be due on June 1, 2018. Finally, we made a total of $16,492 in regularly scheduled principal payments due on an installment note payable with the Company’s President and Chief Executive.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of September 30, 2017. No impairment loss was recognized during either the three or nine months ended September 30, 2017 and 2016, and mineral rights are net of $-0- of impairment losses as of September 30, 2017.

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

We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of September 30, 2017, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future.  We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

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

ATHENA SILVER CORPORATION

Dated: November 13, 2017	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)