Form 10-K
period 2017-12-31
ATHENA SILVER CORP
filed 2018-04-02
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.0001 par value

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller Reporting Company [ ] Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $985,285 based upon the last sale price of $0.13 as reported on the OTC.QB effective June 30, 2017.

The number of shares outstanding of the registrant’s common stock, as of April 2, 2018 is 36,202,320.

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

The Company has evaluated its mineral rights and properties as of December 31, 2017. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project. The current impairment analysis and conclusion considered the Company’s historical operating losses and the likelihood that such losses would continue in the future due to the prolonged depression in silver prices which make further exploration and development activity uneconomical. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities. The unimpaired portion of the mineral rights totaling $42,357 represents payments under the Langtry lease purchase option totaling $42,337, and the lease payment of $20 representing the amount paid for the 20 year lease at $1 per year.

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

•50% of all Option Payments are credited against the purchase price should the Company exercise the purchase option.

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

•On May 28, 2015 we executed an amendment to the deed reserving the Mobil Exploration royalty to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage.  In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full.  We have paid a total of $30,000 so far on this agreement.  If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

During the term of the Lease/Option, Athena Minerals has the exclusive right to develop and conduct mining operations on the Langtry Property.   Future lease payments and/or exploration and development of this property will require additional equity and/or debt capital.

The Company has evaluated its mineral rights and properties as of December 31, 2017. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project. The current impairment analysis and conclusion considered the Company’s historical operating losses and the likelihood that such losses would continue in the future due to the prolonged depression in silver prices which make further exploration and development activity uneconomical. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities. The unimpaired portion of the mineral rights totaling $42,357 represents payments under the Langtry lease purchase option totaling $42,337, and the lease payment of $20 representing the amount paid for the 20 year lease at $1 per year.

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

BLM Serial No.Claim Name

CAMC296910Clipper #1

CAMC296911Clipper #2

CAMC296912Clipper #3

CAMC296913Clipper #4

CAMC296914Clipper #5

CAMC296915Hawaii Clipper

CAMC296916California Clipper #2

CAMC296917California Clipper #3

CAMC296918California Clipper #4

CAMC300265Clipper #12

CAMC300266Clipper #13

CAMC300267Clipper #14

CAMC300268Clipper #15

CAMC300269Clipper #16

CAMC300270Clipper #17

CAMC300271Clipper #18

CAMC300272Clipper #19

CAMC300273Clipper #20

CAMC300274Clipper #21

CAMC300275Clipper #22

CAMC300276Clipper #23

CAMC300277Clipper #24

On January 15, 2013, we over-staked with the BLM an existing claim, (CAMC0306178) Quad Duece XIII.  The claim we over-staked Lilly #10 (CACM 290263) was later acquired in August 2015.    Both the Lilly#10 and Quad Deuce XIII were assigned to the Lessor and included in our rights under the Lease/Option.

In August 2015 the Company acquired by deed conveyance 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party. One of these claims was subsequently transferred to the Lessor subject to the Lease/Option. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property. In consideration of the conveyance, the Company agreed to pay $10,000, payable in equal monthly installments of $1,000 beginning on September 1, 2015. The Company has completed all required payments.  These claims were renewed with the BLM in August 2015, 2016 and 2017 and are in good standing until August 31, 2018.    There is a recorded lien granted to a third party on these claims granted by the former owner.  We are attempting to get a release of this lien as we no longer believe it is valid.  However, we can make no assurances that a lien release can be obtained and that the lien is no longer valid.

CAMC 0290264	LILLY #11
CAMC 0290265	LILLY #12
CAMC 0290266	LILLY #13
CAMC 0290267	LILLY #14
CAMC 0290268	LILLY #15
CAMC 0290269	LILLY #16
CAMC 0290270	LILLY #17
CAMC 0290271	LILLY #18
CAMC 0290272	LILLY #19
CAMC 0289957	SILVERADO #30
CAMC 0289958	SILVERADO #31
CAMC 0289960	SILVERADO #33
CAMC 0289962	SILVERADO #35
CAMC 0289963	SILVERADO #36

OTHER UNPATENTED MINING CLAIMS

On December 14, 2011, we staked and subsequently filed with the BLM, on March 13, 2012, four unpatented lode claims located in San Bernardino County, California.   We renewed these claims annually until 2017 when we elected let these claims lapse as of August 31, 2017 to reduce our costs.. The claims are located in Sections 7 and 18, Township 10 North, Range 1 West and Sections 12 and 13, Township 10 North, Range 2 West, San Bernardino Base & Meridian.   The claims are adjacent to a historic silver mine known as the Waterman Mine (the “Waterman Claims”).  There are no known reserves on these claims.

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

The Company has evaluated its mineral rights and properties as of December 31, 2017. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project. The current impairment analysis and conclusion considered the Company’s historical operating losses and the likelihood that such losses would continue in the future due to the prolonged depression in silver prices which make further exploration and development activity uneconomical. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities. The unimpaired portion of the mineral rights totaling $42,357 represents payments under the Langtry lease purchase option totaling $42,337, and the lease payment of $20 representing the amount paid for the 20 year lease at $1 per year.

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

We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of December 31, 2017, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future, even though we were extracting and processing mineralized material. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

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

The first phase is intended to determine whether a prospect warrants further exploration and involves:

•researching the available geologic literature;

•interviewing geologists, mining engineers and others familiar with the prospect sites;

•conducting geologic mapping, geophysical testing and geochemical testing;

•examining any existing workings, such as trenches, prospect pits, shafts or tunnels;

•digging trenches that allow for an examination of surface vein structures as well as for efficient reclamation, re-contouring and re-seeding of disturbed areas; and,

•analyzing samples for minerals that are known to have occurred in the test area.

Subject to obtaining the necessary permits in a timely manner, the first phase can typically be completed on an individual property in several months at a cost of less than $200,000.

The second phase is intended to identify any mineral deposits of potential economic importance and would involve:

•examining underground characteristics of mineralization that were previously identified;

•conducting more detailed geologic mapping;

•conducting more advanced geochemical and geophysical surveys;

•conducting more extensive trenching; and

•conducting exploratory drilling.

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

The third phase is intended to precisely define depth, width, length, tonnage and value per ton of any deposit that has been identified and would involve:

•drilling to develop the mining site;

•conducting metallurgical testing; and

•obtaining other pertinent technical information required to define an ore reserve and complete a feasibility study.

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

SILVER PRICES

Our operating results are substantially dependent upon the world market prices of silver. We have no control over silver prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low London Fix prices of silver (as reported by www.kitco.com) per ounce during the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	High	Low	High	Low	High	Low
Silver	$18.56	$15.22	$20.71	$13.58	$18.23	$13.71

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

Risks Related to our Business

Due to our history of operating losses our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the report of our auditors issued in connection with our financial statements for the years ended December 31, 2017 and 2016, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern

We have substantially impaired our Langtry Project.

The Company has evaluated its mineral rights and properties as of December 31, 2017. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project. The current impairment analysis and conclusion considered the Company’s historical operating losses and the likelihood that such losses would continue in the future due to the prolonged depression in silver prices which make further exploration and development activity uneconomical. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities. The unimpaired portion of the mineral rights totaling $42,357 represents payments under the Langtry lease purchase option totaling $42,337, and the lease payment of $20 representing the amount paid for the 20 year lease at $1 per year.

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

Mr. Power is the only executive officer of Athena.  He anticipates that he will only devote approximately 25% of his time and attention to our business.  This limited focus could result in significant delays in our exploration and development activities and ability to generate revenues and profits, if any, in the future.

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

Our future mining operations, if any, would be subject to all of the hazards and risks normally incident to developing and operating mining properties. These risks include:

•insufficient ore reserves;

•fluctuations in metal prices and increase in production costs that may make mining of reserves uneconomic;

•significant environmental and other regulatory restrictions;

•labor disputes; geological problems;

•failure of underground stopes and/or surface dams;

•force majeure events; and

•the risk of injury to persons, property or the environment.

Our future profitability will be affected by changes in the prices of metals.

If we establish reserves, complete a favorable feasibility study for the Langtry Project, and complete development of a mine, our profitability and long-term viability will depend, in large part, on the market price of silver. The market prices for metals are volatile and are affected by numerous factors beyond our control, including:

•global or regional consumption patterns;

•supply of, and demand for, silver and other metals;

•speculative activities;

•expectations for inflation; and

•political and economic conditions.

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.kitco.com, during the three-year period ended December 31, 2017, the high and low settlement prices for silver were $20.71 and $13.58 per ounce, respectively.

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

None.

ITEM 4.        REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our outstanding shares of common stock traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” from January 1, 2007 to February 5, 2010.  Effective February 5, 2010, our outstanding shares of common stock have traded over-the-counter and quoted on the OTCBB under the symbol “AHNR”.  Our common stock is quoted currently on the OTC.QB of the OTC Markets Group, Inc. under the symbol “AHNR.” The reported high and low prices for our common stock are shown below for the period from January 1, 2016 through December 31, 2017. All quoted prices reflect inter-dealer prices without retail markup, mark-down or commission and may not necessarily represent actual transactions.

	2017		2016
	High	Low	High	Low
First quarter ended March 31	$ 0.06	$ 0.10	$ 0.12	$ 0.02
Second quarter ended June 30	$ 0.06	$ 0.14	$ 0.12	$ 0.05
Third quarter ended September 30	$ 0.02	$ 0.14	$ 0.15	$ 0.07
Fourth quarter ended December 31	$ 0.03	$ 0.08	$ 0.10	$ 0.05

Registered Holders of our Common Stock

As of April 2, 2018, there were approximately 55 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

ITEM 6.SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has evaluated its mineral rights and properties as of December 31, 2017. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project. The current impairment analysis and conclusion considered the Company’s historical operating losses and the likelihood that such losses would continue in the future due to the prolonged depression in silver prices which make further exploration and development activity uneconomical. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities. The unimpaired portion of the mineral rights totaling $42,357 represents payments under the Langtry lease purchase option totaling $42,337, and the lease payment of $20 representing the amount paid for the 20 year lease at $1 per year.

Results of Operations:

Results of Operations for the Years Ended December 31, 2017 and 2016

A summary of our results from operations is as follows:

	Years Ended December 31,
	2017	2016
Operating expenses:
Exploration costs	$761	$9,489
General and administrative expenses	136,706	132,900
Impairment of mineral rights	1,885,816	-
Total operating expenses	2,023,283	142,389
Operating loss	(2,023,283)	(142,389)
Total other expenses, net	(91,989)	(139,622)
Net loss	$(2,115,272)	$(282,011)

For the year ended December 31, 2017, our net loss was $2,115,272 as compared to a net loss of $282,011 during the same period in 2016. The $1,833,261 increase in our loss was mainly attributable to the impairment of mineral rights, which is discussed below.

Operating expenses:

During the year ended December 31, 2017, our total operating expenses increased by $1,880,894 from $142,389 to $2,023,283 for the years ended December 31, 2016 and 2017, respectively.  During the year ended December 31, 2017, we incurred $761 of exploration costs consisting of legal and survey costs associated with our mineral rights holdings and recognized an impairment loss on the Langtry project of $1,885,816.  During the year ended December 31, 2016, we incurred $9,489 of exploration costs primarily consisting of title research and survey expenses associated with the land acquired and other acquisition targets.

Our general and administrative expenses increased $3,806, from $132,900 to $136,706 for the years ended December 31, 2016 and 2017, respectively.  The increase is primarily attributable to amounts paid to maintain our mining claims status.

Impairment of Mineral Rights:

We evaluated our mineral rights and properties as of December 31, 2017. As a result of the evaluation, we recognized an impairment loss of $1,885,816 associated with the Langtry project. The current impairment analysis and conclusion was a result of the continuing low silver prices. While we believe the current range of silver prices between $15 and $20 per ounce is low compared to recent historical value, we also believe the Langtry property would be economically viable when the price of silver is consistently above at least $20 per ounce. As such, the Company impaired  100% of all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities. The unimpaired portion of the mineral rights totaling $42,357 represents payments on the agreement representing amounts applicable to the lease purchase option totaling $42,337, as well as the lease payment of $20 representing the amount paid for the 20 year lease at $1 per year.

Other income and expense:

Our total other expenses were $91,989 during the year ended December 31, 2017, as compared to total other expenses of $139,622 during the year ended December 31, 2016.

For the year ended December 31, 2017 we incurred a total of $96,759 in interest expense which included $91,538 in interest expense associated with our related party convertible credit facility, $1,708 associated with an installment note payable with our Chief Executive Officer, as well as $3,513 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

For the year ended December 31, 2016 we incurred a total of $85,182 in interest expense, of which $81,184 was associated with our related party convertible credit facility, as well as $3,226 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel. In addition, on September 12, 2016 we executed an installment note payable with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. As of September 30, 2016 a total of $772 of interest had accrued on this installment note.

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270.  The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively.  For the year ended December 31, 2017 the periodic valuation resulted in $3,640 decrease in the derivative liability, and a resulting credit to our results of operations as a change in the fair value of derivative liabilities. For the year ended December 31, 2016 the periodic valuation resulted in a $53,840 increase in the derivative liability and a resulting charge to our results of operations as a change in the fair value of derivative liabilities.

Our common stock purchase warrants issued in 2012 expired in February 2017, and as a result we recognized a $1,130 gain on the expiration of those warrants.  Our quarterly evaluation and mark-to-market of our derivative liability associated with these common stock purchase warrants at December 31, 2016 resulted in a $600 increase in the liability.

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

At December 31, 2017, we had not yet achieved profitable operations and we have accumulated losses of $8,967,170 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective March 31, 2017, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,000,000, and effective December 31, 2017 we extended the maturity date to December 31, 2018.

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

Liquidity

As of December 31, 2017, we had $664 of cash and cash equivalents and negative working capital of $2,479,169. This compares to cash on hand of $1,582 and negative working capital of $2,195,038 at December 31, 2016.

We have a Credit Agreement with a significant shareholder, as amended, which provides us with an unsecured credit facility in the maximum borrowing amount of $2,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on December 31, 2018, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.

The convertible credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of December 31, 2017 total borrowings under the Credit Agreement were $1,890,620, leaving $109,380 of credit available for future borrowings.

The Langtry lease and option to purchase originated in March 2010, and had been subject to various amendments. A Lease/Purchase Option dated March 10, 2016, which modified the rental, option payments and lessor royalties covering the Langtry Property, replaced the lease and subsequent amendments thereto in its entirety. Details of the terms of the Lease/Purchase Option are contained in Note 3 of the financial statements.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years Ended December 31,
	2017	2016
Net cash used in operating activities	$(124,087)	$(123,645)
Net cash used in investing activities	(44,675)	(121,113)
Net cash provided by financing activities	167,844	245,285
Net (decrease) increase in cash	(918)	527
Cash, beginning of period	1,582	1,055
Cash, end of period	$664	$1,582

Net cash used in operating activities:

Net cash used in operating activities was $124,087 and $123,645 during the years ended December 31, 2017 and 2016, respectively.

Cash used in operating activities during the year ended December 31, 2017 is primarily attributed to our $(2,115,272) net loss, which includes a non-cash mining rights impairment charge of $1,885,816.  We also recognized a non-cash gain of $1,130 attributed to the elimination of a derivative liability associated with the expiration of common stock purchase warrants, as well as a $3,640 non-cash gain associated with the valuation of a derivative liability associated with a convertible note.  In addition, we realized a decrease in accounts payable of $12,342, and increases in accrued interest on our related party notes payable of $91,468, and other accrued liabilities of $31,013.

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

Net cash used in investing activities:

Cash used in investing activities was $44,675 during the year ended December 31, 2017 as compared to $121,113 during the year ended December 31, 2016.

Cash used in investing activities during the year ended December 31, 2017 represents the annual lease payment due under the 2016 Lease/Purchase Option totaling $44,675.

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

Net cash provided by financing activities:

Cash provided by financing activities during the year ended December 31, 2017 was $167,844 compared to cash provided by financing activities of $245,285 during 2016.

For the year ended December 31, 2017 borrowings under our convertible credit facility were $175,000. Also, during the year ended December 31, 2017 the Company’s President had advanced a total of $29,700, of which $4,700 was repaid.  We also paid $10,000 that was due on June 1st on our deed amendment liability. The next scheduled payment of $10,000 will be due on June 1, 2018. Finally, we made a total of $22,156 in regularly scheduled principal payments due on an installment note payable to the Company’s President and Chief Executive.

During the year ended December 31, 2016 we borrowed $260,620 primarily representing borrowings under our credit agreement totaling $215,620.  In addition, on September 12, 2016 we executed an installment note payable with the Company’s President and Chief Executive Officer in the amount of $45,000, of which we paid a total of $5,335 in regularly scheduled principal payments.  Also, during the year ended December 31, 2016 the Company’s President had advanced a total of $7,250, all of which was repaid during the period.  In addition, we made the scheduled $10,000 payment due June 1st on our deed amendment liability.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2017. An impairment loss of $1,885,816 was recognized during the year ended December 31, 2017.  No impairment loss was recognized for the year ended December 31, 2016. As such, our mineral rights are net of $1,885,816 of impairment losses as of December 31, 2017.

Impairment of Long-lived Assets

We continually monitor events and changes in circumstances that could indicate that our carrying amounts of long-lived assets, including mineral rights, may not be recoverable. When such events or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. An impairment loss of $1,885,816 was recognized for the year ended December 31, 2017. No impairment loss was recognized for the year ended December 31, 2016.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Not applicable.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2017. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported a material weakness resulting from the combination of the following significant deficiencies:

Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

Our corporate governance responsibilities are performed by the Board of Directors, only one of whom is independent under applicable standards; we do not have an audit committee or compensation committee. Because our Board of Directors only meets periodically throughout the year, several of our corporate governance functions are not performed concurrent (or timely) with the underlying transactions including evaluation of the application of accounting principles and disclosures relating to those transactions; and

Certain reports that we prepare and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review, and are not submitted timely to the Board of Directors for review or approval.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position

John C. Power(1)	55	CEO, President, CFO, Secretary and Director

Brian Power(1)	52	Director

Leroy Wilkes	75	Director

(1)   John C. Power and Brian Power are brothers.

John C. Power has served as a director of Athena since its inception in December 2003 and has served as Athena’s President from December 2005 to December 2007 and from January 2009 to the present and has served as Athena’s Secretary since January 2007. He has also served as director of Magellan Gold Corporation since its formation in September 2010 and as an officer of Magellan from its formation until August 2017.

Mr. Power is also a co-managing member since 2011 of Silver Saddle Resources, LLC that owns mining claims in Nevada.

From March 2010 to present, Mr. Power has severed as co-Managing Member of Ryan Air Exposition, LLC, a private California holding company that invests in antique airplanes. Mr. Power has served as President and director of Alta California Broadcasting, Inc., which operated radio stations, from December 1993 to March 2007; and President and director of Four Rivers Broadcasting, Inc., also a radio broadcaster, from May 1997 to March 2005 and Vice President from March 2005 to the present. Mr. Power has served as Co-Managing Member of Wyoming Resorts, LLC, which owned and operated an historic hotel in Thermopolis, Wyoming, from June 1997 until June 2017; and Mr. Power has served as President of Power Curve, Inc., a private investment company, since 1986.   Mr. Power has also been the managing member of Best of Sea Ranch, LLC since December 2004 which operated through a joint venture a vacation home rental business in The Sea Ranch California until August 2013.   Mr. Power has been a general partner of Power Vacaville, LP a real estate investment firm since January 2008.   Mr. Power also serves as the vice-president and director of The Tide Community Broadcasting, Inc. since July 2012.

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

Involvement in Certain Legal Proceedings

During the last 10 years, except as disclosed above, none of our directors or officers has:

a.had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b.been convicted in a criminal proceeding or subject to a pending criminal proceeding;

c.been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

d.been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

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

Board Meetings

During the year ended December 31, 2017, we had three directors. Our Board held no meetings but has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC.  Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates.  During the year ended December 31, 2017, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders except that Mr. Gibbs failed to file sixteen reports covering seventeen transactions in a timely fashion.  In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

Code of Ethics

We have adopted a Code of Ethics that apples to, among other persons, our company’s principal executive officer, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written guidelines to promote:

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

full, fair, accurate, timely and understandable disclosure in all reports and documents that we file with, or submit to, the SEC and in other public communications made by us that are within the executive officer’s area of responsibility;

compliance with applicable governmental laws, rules and regulations;

the prompt internal reporting of violations of the Code; and

accountability for adherence to the Code.

Our Code of Ethics has been filed with the SEC as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the SEC on April 24, 2007. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Athena Silver Corporation, 2010A Harbison Drive # 312, Vacaville, CA  95687.

ITEM 11.        EXECUTIVE COMPENSATION

Director Compensation

The following table summarizes all director compensation in the most recent fiscal year ended December 31, 2017. There are no standard compensation arrangements in place for our directors.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Leroy Wilkes[1]	12,000			12,000

Brian Power	—

1 Mr. Wilkes earns a retainer fee for serving as a Director of $12,000 per year, payable quarterly. Mr. Wilkes has 200,000 options outstanding at December 31, 2017.

Executive Compensation

The executive officers for the most recent fiscal year ended December 31, 2017 are as follows:

John C. Power, CEO, President, CFO, Secretary and director.

Summary Compensation Table

The following table sets forth all compensation recorded by us to Mr. Power during the years ended December 31, 2017 and 2016:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power, President	2017	30,000	—	—		—	—	—	30,000
	2016	30,000	—	—	—	—	—	—	30,000

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

Retirement Plans and Benefits

None.

Indemnification of Directors and Officers

Our bylaws contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

any breach of the director’s duty of loyalty to us or our stockholders,

any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law,

unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law, or

any transaction from which the director derived an improper personal benefit.

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

The following table shows the number of shares owned as of December 31, 2017 and the percentage of outstanding common stock owned as of that date.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	17,449,124	(4)	48.20

John C. Power	4,190,000	(5)	11.57
Clifford L. Neuman 8300 Greenwood Drive Niwot, CO, 80503	3,584,030	(8)	9.9
Bruce and Elizabeth Strachan, Trustees UTA dtd 7/25/07	2,880,047		8.0
P.O. Box 577, Joshua Tree, CA 92252-0577

Brian Power	300,000	(6)	nil

LeRoy Wilkes	200,000	(7)	nil

All officers and directors as a group (three persons)	4,690,000		12.95

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

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

(3)	Shares and percentages beneficially owned are based upon 36,202,320 shares outstanding on December 31 2017.

(4)	Includes 5,165,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder.

(5)	Includes options to acquire 200,000 shares of common stock which expire in April 2018.

(6)	Includes options to acquire 200,000 shares of common stock which expire in April 2018

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

The aggregate fees billed for the years ended December 31, 2017 and 2016, for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2017	2016

Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountantin connection with statutory and regulatory filings

	$ 24,000	$ 23,850
Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	0	0
Tax fees - tax compliance, tax advice and tax planning	0	0
All other fees - services provided by our principal accountants other than those identified above	0	0
Total fees	$ 24,000	$ 23,850

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

ATHENA SILVER CORPORATION

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Athena Silver Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athena Silver Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2012.

Houston, Texas

April 2, 2018

ATHENA SILVER CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

ASSETS
Current Assets
Cash and cash equivalents	$664	$1,582
Total current assets	664	1,582
Mineral rights and properties - unproven, net of impairment of $1,885,816 and $0	227,647	2,068,788
Total assets	$228,311	$2,070,370
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$4,004	$16,346
Accrued liabilities - related parties	64,500	37,000
Accrued interest	9,082	5,569
Accrued interest - related parties	349,508	258,040
Advances payable - related party	25,000	-
Deed amendment liability - short-term portion	10,000	10,000
Derivative liabilities	58,340	63,110
Convertible note payable	51,270	51,270
Note payable - related party	17,509	39,665
Convertible credit facility - related party	1,890,620	1,715,620
Total current liabilities	2,479,833	2,196,620
Deed amendment liability	110,000	120,000
Total liabilities	2,589,833	2,316,620
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,202,320 issued and outstanding	3,620	3,620
Additional paid-in capital	6,602,028	6,602,028
Accumulated deficit	(8,967,170)	(6,851,898)
Total stockholders' deficit	(2,361,522)	(246,250)
Total liabilities and stockholders' deficit	$228,311	$2,070,370

See accompanying notes to the consolidated financial statements

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016

Operating expenses:
Exploration costs	$761	$9,489
General and administrative expenses	136,706	132,900
Impairment of mineral rights	1,885,816	-

Total operating expenses	2,023,283	142,389
Operating loss	(2,023,283)	(142,389)

Other income (expense):
Interest expense	(96,759)	(85,182)
Change in fair value of derivative liabilities	4,770	(54,440)

Total other income (expense)	(91,989)	(139,622)
Net loss	$(2,115,272)	$(282,011)

Basic and diluted net loss per common share	$(0.06)	$(0.01)

Basic and diluted weighted-average
common shares outstanding	36,202,320	36,202,320

See accompanying notes to the consolidated financial statements

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net Loss	$(2,115,272)	$(282,011)
Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of mineral rights	1,885,816	-
Change in fair value of derivative liabilities	(4,770)	54,440
Changes in operating assets and liabilities:
Accounts payable	(12,342)	(6,107)
Accrued interest - related parties	91,468	81,307
Accrued liabilities and other liabilities	31,013	28,726
Net cash used in operating activities	(124,087)	(123,645)
Cash flows from investing activities:
Addition of mineral rights	(44,675)	(121,113)

Net cash used in investing activities	(44,675)	(121,113)

Cash flows from financing activities:
Proceeds on advances from related parties	29,700	7,250
Payments on advances from related parties	(4,700)	(7,250)
Borrowings from credit facility and notes payable - related parties	175,000	260,620
Payments on note payable - related party	(22,156)	(5,335)
Payment on deed amendment liability	(10,000)	(10,000)

Net cash provided by financing activities	167,844	245,285

Net change in cash	(918)	527
Cash at beginning of period	1,582	1,055

Cash at end of period	$664	$1,582

Supplemental disclosure of cash flow information
Cash paid for interest	$1,777	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2015	36,202,320	3,620	6,602,028	(6,569,887)	35,761
Net loss	-	-	-	(282,011)	(282,011)
Balance, December 31, 2016	36,202,320	3,620	6,602,028	(6,851,898)	(246,250)
Net loss				(2,115,272)	(2,115,272)
Balance, December 31, 2017	36,202,320	$ 3,620	$ 6,602,028	$ (8,697,170)	$ (2,361,522)

See accompanying notes to the consolidated financial statements

ATHENA SILVER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Basis of Presentation, Liquidity and Going Concern

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

At December 31, 2017, we had not yet achieved profitable operations and we have accumulated losses of $8,967,170 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective March 31, 2017, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,000,000. In 2017, the maturity date of the credit line has been extended December 31, 2018.

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

 Concentrations of Credit Risk

Our financial instruments that potentially subject us to credit risk are our cash and cash equivalents. We maintain our cash and cash equivalents at reputable financial institutions and currently, we are not exposed to significant credit risk.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2017. On December 31, 2017, we recognized an impairment loss of $1,885,816 associated with our Langtry project. No impairment loss was recognized during the year ended December 31, 2016. Mineral rights are net of $1,885,816 and $0 of impairment losses as of December 31, 2017 and 2016, respectively.

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

At December 31, 2017 and 2016, potentially dilutive shares of common stock have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive, and are comprised as follows:

	December 31,
	2017	2016
Shares issuable on conversions of debt	5,301,265	4,720,398
Common stock purchase option	600,000	600,000
Common stock purchase warrants	-	143,000
Potentially dilutive shares of common stock	5,901,265	5,463,398

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in ASC 718. The amendments are effective for fiscal years beginning after December 15, 2017, and should be applied prospectively to an award modified on or after the adoption date. Early adoption is permitted, including adoption in an interim period. The Company does not expect this amendment to have a material impact on its financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 will be effective in fiscal years beginning after December 15, 2018 (with early adoption permitted). ASU 2016-02 mandates a modified retrospective transition method. The Company does not expect this amendment to have a material impact on its financial statements.

Note 3 – Mineral Rights and Properties, net

Our mineral rights and mineral properties consist of:

	Year Ended December 31,
	2017	2016
Mineral and other properties	$ 185,290	$ 185,290
Mineral rights - Langtry project	42,357	1,883,498
Mineral rights and properties - unproven, net	$ 227,647	$ 2,068,788

Mineral and Other Properties

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

·    On May 28, 2015 we executed an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. ("Mobil") from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full. We have paid a total of $30,000 so far on this agreement, and the balance of $120,000 and $130,000 was outstanding as of December 31, 2017 and 2016, respectively.  The next payment is due June 1, 2018. If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

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

All commitments and obligations under our prior 2010 Lease and the 2016 Lease/Option to Purchase have been fulfilled to date. Future option payments and/or exploration and development of this property may require new equity and/or debt capital.  In addition, as of December 31, 2017 all regulatory obligations due or accrued regarding our mineral rights had been paid, and all our claims remain in good standing.

Impairment of Mineral Rights

The Company has evaluated its mineral rights and properties. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project. The current impairment analysis and conclusion was a result of the continuing low silver prices. While the Company believes the current range of silver prices between $15 and $20 per ounce is low compared to recent historical value, it believes the Langtry property would be economically viable when the price of silver is consistently above at least $20 per ounce. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities. The unimpaired portion of the mineral rights totaling $42,357 represents payments on the agreement representing amounts applicable to the lease purchase option totaling $42,337, and the lease payment of $20 representing the amount paid for the 20 year lease at $1 per year.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at	Fair Value Measurement at December, 2017
	December 31, 2017	Level 1	Level 2	Level 3

Derivative liability – Convertible note payable	$58,340	$-	$-	$58,340

	Carrying Value at	Fair Value Measurement at December 31, 2016
	December 31, 2016	Level 1	Level 2	Level 3

Derivative liability - Warrants	$1,130	$-	$-	$1,130
Derivative liability – Convertible note payable	$61,980	$-	$-	$61,980

A summary of the changes in the derivative liabilities is as follows:

Balance, December 31, 2015	$ 8,670
Total losses, (unrealized, realized) included in net loss	54,440
Balance, December 31, 2016	$ 63,110
Total gains, (unrealized, realized) included in net loss	(4,770)
Balance, December 31, 2017	$ 58,340

The carrying values of cash and cash equivalents, accounts payable, accrued liabilities and other short-term debt, approximate their fair value because of the short-term nature of these financial instruments.

Note 5 – Derivative Liabilities and Note Payable

Warrants:

Effective February 7, 2012, and pursuant to an Advisor Agreement with GVC Capital, LLC dated January 30, 2012, we sold and issued warrants exercisable to purchase an aggregate of 143,000 common shares at an exercise price of $0.25 per share at any time within five years of the date of their issuance in consideration of $100 cash and investor relation services with a fair value of $35,793. The warrants had anti-dilution provisions, including a provision for adjustments to the exercise price and to the number of warrant shares purchasable if we issue or sell common shares at a price less than the then current exercise price. None of the warrants were exercised and expired on February 7, 2017.

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

The change in fair value of our derivative warrant liability for the year ended December 31, 2017 is as follows:

Balance, December 31, 2016	$ 1,130
Total gain recognized upon expiration of warrants	(1,130)
Balance, December 31, 2017	$ -

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

The change in fair value of our derivative liability – convertible note payable is as follows:

Balance, December 31, 2016	61,980
Total gains, (unrealized, realized) included in net loss	(3,640)
Balance, December 31, 2017	$ 58,340

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

The following table summarizes the assumptions used to value the derivative liability at December 31, 2017:

Fair value assumptions – derivative:	December 31, 2017
Risk free interest rate	1.76%
Expected term (years)	1.0
Expected volatility	183%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2016:

Fair value assumptions – derivative:	December 31, 2016
Risk free interest rate	0.85%
Expected term (years)	1.0
Expected volatility	259%
Expected dividends	0%

Accrued interest totaled $9,082 and $5,569 at December 31, 2017 and 2016, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 6 – Credit Agreement and Notes Payable – Related Parties

Convertible Credit Facility – Related Party

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share. Since its inception we have amended the credit agreement several times to either increase the borrowing limit and/or extend the maturity date. An amendment effective October 13, 2016 extended the maturity date to December 31, 2017, and effective March 31, 2017 we amended the credit agreement to increase the borrowing limit under the line of credit to $2,000,000. In addition, effective December 31, 2017 the maturity date was extended to December 31, 2018. All other provisions under the agreement have remained unchanged. The Company evaluated the convertible line of credit for derivative and beneficial feature conversion and concluded that there is no beneficial conversion since the conversion price at inception was greater than the market value of shares that would be issued upon conversion. Likewise, derivative accounting did not apply to the embedded conversion option.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

Total principal amounts owed under the credit facility notes payable were $1,890,620 and $1,715,620 at December 31, 2017 and 2016, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $175,000 and $215,620 for the years ended December 31, 2017 and 2016, respectively, and were generally used to pay certain mining lease obligations as well as operating expenses. No principal or interest payments have made to Mr. Gibbs since the inception of the convertible credit facility. As of December 31, 2017 there remained $109,380 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $349,454 and $257,916 at December 31, 2017 and 2016, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Note Payable – Related Party

On September 12, 2016 we executed an unsecured Note Payable (“Note”) with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. The Note accrues interest at 6% per year, and matures on September 12, 2018. The Note requires monthly principal and interest payments of $1,994 beginning on October 12, 2016. During the year ended December 31, 2017 and 2016 a total of $23,933 and $5,335, respectively of regularly scheduled principal and interest payments were made. At December 31, 2017 and 2016 the Note balance was $17,509 and $39,665, respectively. A total of $54 of interest had accrued since the last payment and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $93,245 and $81,956 for the years ended December 31, 2017 and 2016, respectively.

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

Note 8 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	750,000	$ 0.29
Options expired	(150,000)	$ 0.43
Outstanding at December 31, 2016	600,000	$ 0.29
Options granted or expired	-	-
Outstanding at December 31, 2017	600,000	$ 0.26

All outstanding options at both December 31, 2017 and 2016 represent options issued outside the 2004 Equity Incentive Plan.

All options expire in April 2018, and the weighted average contractual life of all outstanding options at December 31, 2017 was 0.27 years. No share based compensation expense was recorded for either the years ended December 31, 2017 or 2016. As of December 31, 2017, the outstanding options have an instrinsic value of zero.

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

Management and Director Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the years ended December 31, 2017 and 2016, a total of $30,000, respectively, was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2017 and 2016, $52,500 and $25,000, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

The Company is subject to an agreement with a Director to pay a retainer fee of $1,000 per month for his services. For each of the years ended December 31, 2017 and 2016, a total of $12,000, was charged as director fees and is included in general and administrative expenses on the accompanying consolidated statements of operations. At both December 31, 2017 and 2016 a total of $12,000 was unpaid and included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

At December 31, 2017 and 2016, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $349,454 and $257,916, respectively, representing unpaid interest on the convertible credit facility. In addition, at December 31, 2017 and 2016, Accrued interest - related parties includes $54 and $124, respectively, of interest accrued on the installment Note payable due to Mr. Power.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the year ended December 31, 2017, Mr. Power made short-term advances to the Company of $29,700, of which $4,700 was repaid during the year. At December 31, 2017, $25,000 of advances were outstanding.

During the year ended December 31, 2016, Mr. Power made short-term advances to the Company of $7,250, all of which was repaid during the year. At December 31, 2016, no advances were outstanding.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.

Note 10 – Income Taxes

The Company is current on all its corporate tax filings. Tax year 2017 is currently under extension and we expect to file the returns by the due date.

Due to the enactment of the Tax Reform Act of 2018, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Our estimated net operating loss carry forward as of December 31, 2017 is $6,883,249, which may be used to offset future income taxes through 2038. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2017 and 2016 is as follows:

	Years Ended December 31,
	2017	2016

Expected federal income tax benefit at statutory rate	$ 48,186	$ 95,884
State taxes	8,031	9,870
Change in valuation allowance	(56,217)	(105,754)
Income tax benefit	$ -	$ -

Our deferred tax assets as of December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017	2016

Net operating loss	$ 1,686,396	$ 2,495,172
Valuation allowance	(1,686,396)	(2,495,172)
Deferred tax assets, net of valuation allowance	$ -	$ -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have provided a valuation allowance of 100% of our net deferred tax asset due to the uncertainty of generating future profits that would allow us to realize our deferred tax assets. The decrease in the amounts of deferred tax assets and valuation allowance in 2017 was driven by the decrease in tax rate due to the tax reform legislation.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryover for Federal income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur, use of the net operating loss carryover could be limited in future years.

Note 11 - Subsequent Events

Subsequent to December 31, 2017, John Gibbs has advanced $69,000 under the credit facility.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Date: April 2, 2018	By: /s/ John C. Power John C. Power Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power John C. Power	Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)	April 2, 2018
April 2, 2018
/s/ Brian Power Brian Power	Director

/s/ LeRoy Wilkes LeRoy Wilkes	Director	April 2, 2018