Form 10-Q
period 2018-03-31
ATHENA SILVER CORP
filed 2018-05-14
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Emerging growth company[ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    [   ]

On May 14, 2018, there were 36,202,320 shares of the registrant’s common stock, $0.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION
CONSOLIDATED BALANCE SHEETS
	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$422	$664
Prepaid expenses	7,500	-
Total current assets	7,922	664

Mineral rights and properties - unproven, net of impairment of $1,885,816	248,472	227,647
Total assets	$256,394	$228,311
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$22,153	$4,004
Accrued liabilities - related parties	70,000	64,500
Accrued interest	9,975	9,082
Accrued interest - related parties	373,127	349,508
Advances payable - related party	31,750	25,000
Deed amendment liability - short-term portion	10,000	10,000
Derivative liabilities	28,620	58,340
Convertible note payable	51,270	51,270
Note payable - related party	11,760	17,509
Convertible credit facility - related party	1,959,620	1,890,620
Total current liabilities	2,568,275	2,479,833
Deed amendment liability	110,000	110,000
Total liabilities	2,678,275	2,589,833
Commitments and contingencies	-	-
Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	-	-
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,202,320 issued and outstanding	3,620	3,620
Additional paid-in capital	6,602,028	6,602,028
Accumulated deficit	(9,027,529)	(8,967,170)
Total stockholders' deficit	(2,421,881)	(2,361,522)
Total liabilities and stockholders' deficit	$ 256,394	$ 228,311

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended March 31,
	2018	2017

Operating expenses:
Exploration costs	$20,825	$480
General and administrative expenses	44,508	48,114

Total operating expenses	65,333	48,594

Operating loss	(65,333)	(48,594)

Other income (expense):
Interest expense	(24,746)	(22,980)
Change in fair value of derivative liabilities	29,720	330

Total other income (expense)	4,974	(22,650)
Net loss	$(60,359)	$(71,244)

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

Basic and diluted weighted-average
common shares outstanding	36,202,320	36,202,320

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(60,359)	$(71,244)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in fair value of derivative liabilities	(29,720)	(330)
Changes in operating assets and liabilities:
Prepaid expenses	(7,500)	(7,500)
Accounts payable	18,149	9,581
Accrued interest - related parties	23,619	21,571
Accrued liabilities and other liabilities	6,393	5,841
Net cash used in operating activities	(49,418)	(42,081)

Cash flows from investing activities:
Additions to mineral rights	(20,825)	(44,675)
Net cash used in investing activities	(20,825)	(44,675)
Cash flows from financing activities:
Proceeds from advances from related parties	6,750	2,100
Payments on advances from related parties	-	(600)
Borrowings from credit facility and notes payable - related parties	69,000	90,000
Payments on note payable - related party	(5,749)	(5,415)

Net cash provided by financing activities	70,001	86,085

Net change in cash	(242)	(671)
Cash at beginning of period	664	1,582

Cash at end of period	$422	$911

Supplemental disclosure of cash flow information
Cash paid for interest	$234	$568
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

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

Basis of Presentation

We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

At March 31, 2018, we had not yet achieved profitable operations and we have accumulated losses of $9,027,529 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective March 31, 2017, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,000,000. Also in 2017, the maturity date of the credit line was extended to December 31, 2018.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock. Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties, net

Our mineral rights and mineral properties consist of:

	March 31, 2018	December 31, 2017
Mineral and other properties	$185,290	$185,290
Mineral rights - Langtry project	63,182	42,357
Mineral rights and properties - unproven, net	$248,472	$227,647

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

·   In March 2017 we made the required year 2 payment totaling $44,675. In March 2018, we made the required year 3 payment totaling $41,650. 50% of the payment, or $20,825 was capitalized as mining rights as the amount is applicable to the option purchase price. The remaining $20,825 was expensed as lease option costs and included in exploration costs. In all subsequent years, the option payment shall be due March 15.

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

All commitments and obligations under our prior 2010 Lease and the 2016 Lease/Option to Purchase have been fulfilled to date. Future option payments and/or exploration and development of this property may require new equity and/or debt capital.  In addition, as of March 31, 2018 all regulatory obligations due or accrued regarding our mineral rights had been paid, and all our claims remain in good standing.

Impairment of Mineral Rights

The Company has evaluated its mineral rights and properties. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project. The current impairment analysis and conclusion was a result of the continuing low silver prices. While the Company believes the current range of silver prices between $15 and $20 per ounce is low compared to recent historical value, it believes the Langtry property would be economically viable when the price of silver is consistently above at least $20 per ounce. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities. The unimpaired portion of the mineral rights totaling $63,182 represents payments on the agreement representing amounts applicable to the lease purchase option totaling $63,162, and the lease payment of $20 representing the amount paid for the 20 year lease at $1 per year.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

Carrying Value at	Fair Value Measurement at March 31, 2018
March 31, 2018	Level 1	Level 2	Level 3

Derivative liability – Convertible note payable	$28,620	$-	$-	$28,620

	Carrying Value at	Fair Value Measurement at December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3

Derivative liability – Convertible note payable	$58,340	$-	$-	$58,340

A summary of the changes in the derivative liabilities is as follows:

Balance, December 31, 2017	$ 58,340
Total gains, (unrealized, realized) included in net loss	(29,720)
Balance, March 31, 2018	$ 28,620

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

The change in fair value of our derivative liability – convertible note payable is as follows:

Balance, December 31, 2017	$ 58,340
Total gains, (unrealized, realized) included in net loss	(29,720)
Balance, March 31, 2018	$ 28,620

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

The following table summarizes the assumptions used to value the derivative liability at March 31, 2018:

Fair value assumptions – derivative:	March 31, 2018
Risk free interest rate	2.09%
Expected term (years)	1.0
Expected volatility	189%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2017:

Fair value assumptions – derivative:	December 31, 2017
Risk free interest rate	1.76%
Expected term (years)	1.0
Expected volatility	183%
Expected dividends	0%

Accrued interest totaled $9,975 and $9,082 at March 31, 2018 and December 31, 2017, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 5 – Credit Agreement and Notes Payable – Related Parties

Convertible Credit Facility – Related Party

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share. Since its inception we have amended the credit agreement several times to either increase the borrowing limit and/or extend the maturity date. An amendment effective October 13, 2016 extended the maturity date to December 31, 2017, and in March 2017, we amended the credit agreement to increase the borrowing limit under the line of credit to $2,000,000. In addition, the maturity date was extended to December 31, 2018. All other provisions under the agreement have remained unchanged. The Company evaluated the convertible line of credit for derivative and beneficial feature conversion and concluded that there is no beneficial conversion since the conversion price at inception was greater than the market value of shares that would be issued upon conversion. Likewise, derivative accounting did not apply to the embedded conversion option.

The credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events).

Total principal amounts owed under the credit facility notes payable were $1,959,620 and $1,890,620 at March 31, 2018 and December 31, 2017, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $69,000 and $90,000 for the three months ended March 31, 2018 and 2017, respectively, and were generally used to pay certain mining lease obligations as well as other operating expenses. No principal or interest payments have made to Mr. Gibbs since the inception of the convertible credit facility. As of March 31, 2018 there remained $40,380 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $373,090 and $349,454 at March 31, 2018 and December 31, 2017, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Note Payable – Related Party

On September 12, 2016 we executed an unsecured Note Payable (“Note”) with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. The Note accrues interest at 6% per year, and matures on September 12, 2018. The Note requires monthly principal and interest payments of $1,994 beginning on October 12, 2016. As of March 31, 2018 all required principal and interest payments have been made. At March 31, 2018 and December 31, 2017 the Note balance was $11,760 and $17,509, respectively. A total of $37 of interest had accrued since the last payment and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $23,853 and $22,139 for the three months ended March 31, 2018 and 2017, respectively.

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

Note 7 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	600,000	$0.26
Options granted or expired	-
Outstanding at March 31, 2018	600,000	$0.26

All outstanding options at both March 31, 2018 and December 31, 2017 represent options issued outside the 2004 Equity Incentive Plan.

All options expired in April 2018, and the weighted average contractual life of all outstanding options at March 31, 2018 was 0.02 years. No share based compensation expense was recorded for either the three months ended March 31, 2018 or 2017.

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

Management and Director Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the three months ended March 31, 2017 and 2016, a total of $7,500, respectively, was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2018 and December 31, 2017, $55,000 and $52,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

The Company is subject to an agreement with a Director to pay a retainer fee of $1,000 per month for his services. For each of the three months ended March 31, 2018 and 2017, a total of $3,000, was charged as director fees and is included in general and administrative expenses on the accompanying consolidated statements of operations. At March 31, 2018 and December 31, 2017, a total of $15,000 and $12,000, respectively, had not been paid and is included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

At March 31, 2018 and December 31, 2017, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $373,090 and $349,454, respectively, representing unpaid interest on the convertible credit facility. In addition, at March 31, 2018 and December 31, 2017, Accrued interest - related parties includes $37 and $54, respectively, of interest accrued on the installment Note payable due to Mr. Power.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the three months ended March 31, 2018, Mr. Power made short-term advances to the Company totaling $6,750. At March 31, 2018, advances totaling $31,750 had not been repaid.

During the three months ended March 31, 2017, Mr. Power made short-term advances to the Company of $2,100, of which $600 was repaid during the quarter. At December 31, 2017, $25,000 of advances were outstanding.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.

Note 9 - Subsequent Events

Subsequent to March 31, 2018 John Gibbs has advanced $15,000 under the credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Silver Corporation and its consolidated subsidiary.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and our interim unaudited condensed consolidated financial statements and notes thereto included with this report in Part I. Item 1.

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

The Company evaluated its mineral rights and properties as of December 31, 2017. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project. The impairment analysis and conclusion considered the Company’s historical operating losses and the likelihood that such losses would continue in the future due to the prolonged depression in silver prices which make further exploration and development activity uneconomical. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities. The unimpaired portion of our mineral rights totaling $63,182 represents payments under the Langtry lease purchase option totaling $63,162, and the lease payment of $20 representing the amount paid for the 20 year lease at $1 per year.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

A summary of our results from operations is as follows:

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Exploration costs	20,825	$480
General and administrative expenses	44,508	48,114
Total operating expenses	65,333	48,594
Operating loss	(65,333)	(48,594)
Total other income (expenses), net	4,974	(22,650)
Net loss	$(60,359)	$(71,244)

During the three months ended March 31, 2018, our net loss was $60,359 as compared to a net loss of $71,244 during the same period in 2017. The $10,885 decrease in our loss was mainly attributable to changes in the values of our derivative liabilities associated with a convertible note payable.

Operating expenses:

Our total operating expenses increased $16,739, or 34%, from $48,594 to $65,333 for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018, we incurred 20,825 of exploration costs representing the portion of the annual lease option payment that is not applicable to the purchase option price for the Langtry project. During the three months ended March 31, 2017, we incurred $480 of exploration costs representing minor land and survey services.

Our general and administrative expenses decreased $3,606, or 8%, from $48,114 to $44,508 for the three months ended March 31, 2017 and 2018, respectively.  The decrease is primarily attributable to decreases in professional services fees and licenses and other property related fees.

Other income and expense:

Our total other income, net was $4,974 during the three months ended March 31, 2018, as compared to total other expenses of $22,650 during the three months ended March 31, 2017.

For the three months ended March 31, 2018 we incurred a total of $24,746 in interest expense which included $23,637 in interest expense associated with our related party convertible credit facility, $216 associated with an installment note payable with our Chief Executive Officer, as well as $893 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

For the three months ended March 31, 2017 we incurred a total of $22,980 in interest expense which included $21,588 in interest expense associated with our related party convertible credit facility, $551 associated with an installment note payable with our Chief Executive Officer, as well as $841 of interest expense associated with the convertible note payable.

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270.  The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price.  Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability.  The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively.  At March 31, 2018 the periodic valuation resulted in a $29,720 decrease in the derivative liability and a resulting credit to our results of operations as a change in the fair value of derivative liabilities.

At March 31, 2017 the periodic valuation resulted in an $800 increase in the derivative liability and a resulting charge to our results of operations as a change in the fair value of derivative liabilities.

Our common stock purchase warrants issued in 2012 expired in February 2017, resulting in a gain upon the expiration totaling $1,130 to eliminate the derivative liability upon expiration.

Liquidity and Capital Resources:

Going Concern

Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern.

At March 31, 2018, we had not yet achieved profitable operations and we have accumulated losses of $9,027,529 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective March 31, 2017, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,000,000, and effective December 31, 2017 we extended the maturity date to December 31, 2018.

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

Liquidity

As of March 31, 2018, we had $422 of cash and cash equivalents and negative working capital of $2,560,353. This compares to cash on hand of $664 and negative working capital of $2,479,169 at December 31, 2017.

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

The convertible credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of March 31, 2018 total borrowings under the Credit Agreement were $1,959,620, leaving $40,380 of credit available for future borrowings.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

Three Months Ended March 31,

	2018	2017
Net cash used in operating activities	$(49,418)	$(42,081)
Net cash used in investing activities	(20,825)	(44,675)
Net cash provided by financing activities	70,001	86,085
Net change in cash	(242)	(671)
Cash and cash equivalents, beginning of period	664	1,582
Cash and cash equivalents, end of period	$422	$911

Net cash used in operating activities:

Net cash used in operating activities was $49,418 and $42,081 during the three months ended March 31, 2018 and 2017, respectively.

Cash used in operating activities during the three months ended March 31, 2018 is primarily attributed to our $(60,359) net loss.  During the quarter, we prepaid certain amounts related to investor relations totaling $7,500.  In addition, we realized increases in accounts payable of $18,149, accrued interest on our notes payable of $23,619, and other accrued liabilities of $6,393. In addition, we recognized a non-cash gain of $29,720 associated with the quarterly valuation of a derivative liability associated with a convertible note payable.

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

Net cash used in investing activities:

Cash used in investing activities was $20,825 during the three months ended March 31, 2018 as compared to $44,675 during the three months ended March 31, 2017.

Cash used in investing activities during the three months ended March 31, 2018 and 2017 primarily represent the annual lease payments due under the 2016 Lease/Purchase Option. For the 2017 period we had capitalized the entire payment of $44,675.  However, as a result of our asset impairment evaluation in December 2017, it was determined that only the portion of the annual lease payment that is applicable to the option purchase price would be capitalized. The total annual lease payment in 2018 was $41,650. As a result, we capitalized $20,825 as an investment in mineral rights, and expensed the remaining $20,825 as lease option costs, which is included in exploration costs as discussed above in Results of Operations.

Net cash provided by financing activities:

Cash provided by financing activities during the three months ended March 31, 2018 was $70,001 compared to cash provided by financing activities of $86,085 during the same period in 2017.

For the three months ended March 31, 2018 borrowings under our convertible credit facility were $69,000. Also, during the three months ended March 31, 2018 the Company’s President had advanced a total of $6,750, none of which was repaid during the period.  In addition, we made a total of $5,749 in regularly scheduled principal payments due on an installment note payable with the Company’s President and Chief Executive.

Cash provided by financing activities for the three months ended March 31, 2017 included borrowings under our convertible credit facility totaling $90,000. Also, the Company’s President had advanced a total of $2,100, of which $600 was repaid during the period.  In addition, we made a total of $5,415 in regularly scheduled principal payments due on an installment note payable with the Company’s President and Chief Executive.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of March 31, 2018. An impairment loss was recognized during the year ended December 31, 2017. As such, our mineral rights are net of $1,885,816 of impairment losses as of March 31, 2018.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure and insufficient formal management review processes over certain financial and accounting reports as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2017.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I. Item 1A. of our Annual Report on  Form 10-K for the year ended December 31, 2017.

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

ATHENA SILVER CORPORATION

Dated: May 14, 2018	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)