Form 10-Q
period 2018-06-30
ATHENA SILVER CORP
filed 2018-08-14
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_] No [ X ]

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). Emerging growth company [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

On August 14, 2018, there were 36,532,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,646	$664
Prepaid expenses	5,000	–
Total current assets	11,646	664
Mineral rights and properties - unproven, net of impairment of $1,885,816	248,472	227,647
Total assets	$260,118	$228,311
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$21,476	$4,004
Accrued liabilities - related parties	62,500	64,500
Accrued interest	10,905	9,082
Accrued interest - related parties	397,797	349,508
Advances payable - related party	28,750	25,000
Deed amendment liability - short-term portion	10,000	10,000
Derivative liabilities	38,900	58,340
Convertible note payable	51,270	51,270
Note payable - related party	5,924	17,509
Convertible credit facility - related party	2,009,620	1,890,620
Total current liabilities	2,637,142	2,479,833
Deed amendment liability	100,000	110,000
Total liabilities	2,737,142	2,589,833
Commitments and contingencies	–	–
Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,532,320 and 36,202,320 issued and outstanding	3,653	3,620
Additional paid-in capital	6,618,495	6,602,028
Accumulated deficit	(9,099,172)	(8,967,170)
Total stockholders' deficit	(2,477,024)	(2,361,522)
Total liabilities and stockholders' deficit	$260,118	$228,311

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating expenses:
Exploration costs	$–	$281	$20,825	$761
General and administrative expenses	35,616	25,212	80,124	73,326

Total operating expenses	35,616	25,493	100,949	74,087

Operating loss	(35,616)	(25,493)	(100,949)	(74,087)

Other income (expense):
Interest expense	(25,747)	(24,048)	(50,493)	(47,028)
Change in fair value of derivative liabilities	(10,280)	(28,890)	19,440	(28,560)

Total other income (expense)	(36,027)	(52,938)	(31,053)	(75,588)
Net loss	$(71,643)	$(78,431)	$(132,002)	$(149,675)

Basic and diluted net loss per common share
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	36,369,133	36,202,320	36,286,187	36,202,320

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(132,002)	$(149,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(19,440)	28,560
Changes in operating assets and liabilities:
Prepaid expenses	(5,000)	(7,500)
Accounts payable	17,472	5,354
Accrued interest - related parties	48,289	44,258
Accrued liabilities and other liabilities	16,323	14,216
Net cash used in operating activities	(74,358)	(64,787)
Cash flows from investing activities:
Acquisition of mineral rights	(20,825)	(44,675)
Net cash used in investing activities	(20,825)	(44,675)
Cash flows from financing activities:
Proceeds from advances from related parties	7,250	4,700
Payments on advances from related parties	(3,500)	(4,700)
Borrowings from credit facility and notes payable - related parties	119,000	130,000
Payment on deed amendment liability	(10,000)	(10,000)
Payments on Note payable - related party	(11,585)	(10,912)
Net cash provided by financing activities	101,165	109,088
Net change in cash	5,982	(374)
Cash at beginning of period	664	1,582
Cash at end of period	$6,646	$1,208
Supplemental disclosure of cash flow information
Cash paid for interest	$381	$1,054
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash financing activities
Conversion of accrued director fees to common stock	$16,500	$–

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

Basis of Presentation

We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2018 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncement

On July 13, 2017, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I applies to financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II replaces the indefinite deferral for certain mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The pronouncement is effective for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this standard may have on its financial position and results from operations.

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

At June 30, 2018, we had not yet achieved profitable operations and we have accumulated losses of $9,099,172 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective June 30, 2018, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,150,000. All other provisions, including the December 31, 2018 maturity date, remained unchanged.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock. Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties, net

Our mineral rights and mineral properties consist of:

	June 30, 2018	December 31, 2017
Mineral and other properties	$185,290	$185,290
Mineral rights - Langtry project	63,182	42,357
Mineral rights and properties - unproven, net	$248,472	$227,647

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

The following is a summary of the highlights of the new Lease/Option, which is qualified in its entirety by the provisions of the Lease/Option dated March 10, 2016:

☐     The Lease/Option has a term of 20 years, and grants an exclusive right to explore, develop and purchase the Langtry property. Lease payments under the new agreement are a nominal $1 per year, payable in advance. This amount was paid in March 2016. The lease requires us to also maintain the option to purchase in good standing as described below.

☐     Option payments: in order to maintain the option to purchase, we are required to pay option payments (“Option Payments”) as follows: $40,000 year 1; the greater of $40,000 or the spot price of 2,500 ounces of silver in years 2 through 5; the greater of $50,000 or the spot price of 2,500 ounces of silver in years 6 through 10; the greater of $75,000 or the spot price of 3,750 ounces of silver in years 11 through 15; and the greater of $100,000 or the spot price of 5,000 ounces of silver in years 16 through 20. 50% of all Option Payments are credited against the purchase price should the Company exercise the purchase option.

☐     In March 2017 we made the required year 2 payment totaling $44,675. In March 2018, we made the required year 3 payment totaling $41,650. 50% of the payment, or $20,825 was capitalized as mining rights as the amount is applicable to the option purchase price. The remaining $20,825 was expensed as lease option costs and included in exploration costs. In all subsequent years, the option payment shall be due March 15.

☐     Option Purchase Price: We have the option to purchase fee title to the Langtry Property for the full 20-year term of the Lease/Option. The purchase price is:

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

☐     During the lease term, and provided the purchase option has not been exercised, the lessor is entitled to receive a 2% NSR on silver production and a 3% to 5% royalty on other mineral production and certain other revenue streams;

☐     After exercise of the purchase option, the lessor will not receive royalties on silver or other precious metals production but will receive a 5% royalty on barite production and other revenue streams.

☐     Deferred rent of $130,000 under the prior lease shall be payable upon exercise of the purchase option or upon Athena entering into a joint venture or other arrangement to develop the Langtry prospect. Accrued rent of $20,000 under the prior lease was due and paid September 15, 2016.

☐     If we are in breach of the Lease/Option, the Lessor will have the option to terminate the Lease by giving us 30 days’ written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the Lease term by giving the lessor 30 days’ written notice of termination on or before February 13th of each year.

☐     The Langtry Property is also subject to a net smelter royalty in favor of Mobil Exploration and Producing North America Inc. from the sale of concentrates, precipitates or metals produced from ores mined from the royalty acreage. The agreement dated April 30, 1987 granted a base net smelter royalty of 3% plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $10.00 per troy ounce plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $15.00 per troy ounce.

☐     On May 28, 2015 we executed an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full. We have paid a total of $40,000 so far on this agreement, and the balances of $110,000 and $120,000 were outstanding as of June 30, 2017 and December 31, 2017, respectively. The next payment is due June 1, 2019. If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

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

All commitments and obligations under our prior 2010 Lease and the 2016 Lease/Option to Purchase have been fulfilled to date. Future option payments and/or exploration and development of this property may require new equity and/or debt capital. In addition, as of June 30, 2018 all regulatory obligations due or accrued regarding our mineral rights had been paid, and all our claims remain in good standing.

Impairment of Mineral Rights

The Company has evaluated its mineral rights and properties. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project as of December 31, 2017. The current impairment analysis and conclusion was a result of the continuing low silver prices. While the Company believes the current range of silver prices between $15 and $20 per ounce is low compared to recent historical value, it believes the Langtry property would be economically viable when the price of silver is consistently above at least $20 per ounce. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities. At June 30, 2018, the unimpaired portion of the mineral rights totaling $63,182 represents payments on the agreement representing amounts applicable to the lease purchase option totaling $63,162, and the lease payment of $20 representing the amount paid for the 20 year lease at $1 per year.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at	Fair Value Measurement at June 30, 2018
	June 30, 2018	Level 1	Level 2	Level 3

Derivative liability – Convertible note payable	$38,900	$–	$–	$38,900

	Carrying Value at	Fair Value Measurement at December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3

Derivative liability – Convertible note payable	$58,340	$–	$–	$58,340

A summary of the changes in the derivative liabilities is as follows:

Balance, December 31, 2017	$58,340
Total gains, (unrealized, realized) included in net loss	(19,440)
Balance, June 30, 2018	$38,900

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

The change in fair value of our derivative liability – convertible note payable is as follows:

Balance, December 31, 2017	$58,340
Total gains, (unrealized, realized) included in net loss	(19,440)
Balance, June 30, 2018	$38,900

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

The following table summarizes the assumptions used to value the derivative liability at June 30, 2018:

Fair value assumptions – derivative:	June 30, 2018
Risk free interest rate	2.33%
Expected term (years)	1.0
Expected volatility	225%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2017:

Fair value assumptions – derivative:	December 31, 2017
Risk free interest rate	1.76%
Expected term (years)	1.0
Expected volatility	183%
Expected dividends	0%

Accrued interest totaled $10,905 and $9,082 at June 30, 2018 and December 31, 2017, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 5 – Credit Agreement and Notes Payable – Related Parties

Convertible Credit Facility – Related Party

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share. Since its inception we have amended the credit agreement several times to either increase the borrowing limit and/or extend the maturity date. Effective June 30, 2018, we amended the credit agreement to increase the borrowing limit under the convertible credit facility to $2,150,000. All other provisions, including the December 31, 2018 maturity date, remained unchanged. The modification was not considered substantial.

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

Total principal amounts owed under the credit facility notes payable were $2,009,620 and $1,890,620 at June 30, 2018 and December 31, 2017, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $119,000 and $130,000 for the six months ended June 30, 2018 and 2017, respectively, and were generally used to pay certain mining lease obligations as well as other operating expenses. No principal or interest payments have made to Mr. Gibbs since the inception of the convertible credit facility. As of June 30, 2018 there remained $140,380 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $397,780 and $349,454 at June 30, 2018 and December 31, 2017, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Note Payable – Related Party

On September 12, 2016 we executed an unsecured Note Payable (“Note”) with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. The Note accrues interest at 6% per year, and matures on September 12, 2018. The Note requires monthly principal and interest payments of $1,994 beginning on October 12, 2016. As of June 30, 2018 all required principal and interest payments have been made. During the period ended June 30 2018, the company made payments of $11,585 on the note payable. At June 30, 2018 and December 31, 2017 the Note balance was $5,924 and $17,509, respectively. A total of $17 of interest had accrued since the last payment and is included in Accrued interest – related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $48,670 and $45,312 for the six months ended June 30, 2018 and 2017, respectively. Total related party interest expense was $24,818 and $23,173 for the three months ended June 30, 2018 and 2017, respectively.

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

Note 7 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	600,000	$0.26
Options expired	(600,000)	$0.26
Outstanding at June 30, 2018	–

All options expired in April 2018. No share based compensation expense was recorded for either the six months ended June 30, 2018 or 2017. All outstanding options at December 31, 2017 represented options issued outside the 2004 Equity Incentive Plan.

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

Management and Director Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the three and six-months ended June 30, 2018 and 2017, a total of $7,500 and $15,000, respectively, was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2018 and December 31, 2017, $62,500 and $52,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

The Company is subject to an agreement with a Director to pay a retainer fee of $1,000 per month for his services. For the three and six-months ended June 30, 2017, a total of $3,000 and $6,000, respectively, was charged as director fees and is included in general and administrative expenses on the accompanying consolidated statements of operations. On May 15, 2018, the Director resigned, and as a result the Company agreed to convert a total of $16,500 of outstanding fees due the Director into 330,000 shares of the Company’s common stock. For the three and six-months ended June 30, 2018, a total of $1,500 and $4,500, respectively, was charged as director fees and is included in general and administrative expenses on the accompanying consolidated statements of operations. At June 30, 2018 and December 31, 2017, a total of $-0- and $12,000, respectively, had not been paid and is included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

At June 30, 2018 and December 31, 2017, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $397,780 and $349,454, respectively, representing unpaid interest on the convertible credit facility. In addition, at June 30, 2018 and December 31, 2017, Accrued interest - related parties includes $17 and $54, respectively, of interest accrued on the installment Note payable due to Mr. Power.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the six months ended June 30, 2018, Mr. Power made short-term advances to the Company totaling $7,250, of which $3,500 was repaid during the period. At June 30, 2018, advances totaling $28,750 had not been repaid.

During the six months ended June 30, 2017, Mr. Power made short-term advances to the Company totaling $4,700, all of which was repaid during the period. At December 31, 2017, $25,000 of the advances was outstanding.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.

Note 9 - Subsequent Events

Subsequent to June 30, 2018 Mr. Gibbs has advanced $7,500 under the credit facility.

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

A summary of our results from operations is as follows:

	Three Months Ended June 30,
	2018	2017
Operating expenses:
Exploration costs	$–	$281
General and administrative expenses	35,616	25,212
Total operating expenses	35,616	25,493
Operating loss	(35,616)	(25,493)
Total other income (expenses), net	(36,027)	(52,938)
Net loss	$(71,643)	$(78,431)

During the three months ended June 30, 2018, our net loss was $71,643 as compared to a net loss of $78,431 during the same period in 2017. The $6,788 decrease in our loss was mainly attributable to changes in the values of our derivative liabilities associated with a convertible note payable.

Operating expenses:

Our total operating expenses increased $10,123, or 40%, from $25,493 to $35,616 for the three months ended June 30, 2018 and 2017, respectively.

During the three months ended June 30, 2018, we incurred no exploration costs. During the three months ended June 30, 2017, we incurred $281 of exploration costs representing legal services associated with our mineral rights holdings.

Our general and administrative expenses increased $10,404, or 41%, from $25,212 to $35,616 for the three months ended June 30, 2017 and 2018, respectively. The increase is primarily attributable to increases in certain professional services fees.

Other income and expense:

Our total other expenses was $36,027 during the three months ended June 30, 2018, as compared to total other expenses of $52,938 during the three months ended June 30, 2017.

For the three months ended June 30, 2018 we incurred a total of $25,747 in interest expense which included $24,690 in interest expense associated with our related party convertible credit facility, $128 associated with an installment note payable with our Chief Executive Officer, as well as $929 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

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

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270. The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability. The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively. For the three months ended June 30, 2018 the periodic valuation resulted in a $10,280 increase in the derivative liability and a resulting credit to our results of operations as a change in the fair value of derivative liabilities.

For the three months ended June 30, 2017 the periodic valuations resulted in $28,890 increase in the derivative liability, respectively, and a resulting charge to our results of operations as a change in the fair value of derivative liabilities.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

A summary of our results from operations is as follows:

	Six Months Ended June 30,
	2018	2017
Operating expenses:
Exploration costs	$20,825	$761
General and administrative expenses	80,124	73,326
Total operating expenses	100,949	74,087
Operating loss	(100,949)	(74,087)
Total other income (expenses), net	(31,053)	(75,588)
Net loss	$(132,002)	$(149,675)

During the six months ended June 30, 2018, our net loss was $132,002 as compared to a net loss of $149,675 during the same period in 2017. The $17,673 decrease in our loss was mainly attributable to changes in the values of our derivative liabilities associated with a convertible note payable.

Operating expenses:

Our total operating expenses increased $26,862, or 36%, from $74,087 to $100,949 for the six months ended June 30, 2018 and 2017, respectively. This increase in operating expenses was primarily attributable to our option payment on our Langtry project.

During the six months ended June 30, 2018, we incurred $20,825 of exploration costs representing the portion of the annual lease option payment that is not applicable to the purchase option price for the Langtry project. During the six months ended June 30, 2017, we incurred $761 of exploration costs.

Our general and administrative expenses increased $6,798, or 9%, from $73,326 to $80,124 for the six months ended June 30, 2017 and 2018, respectively. The increase is primarily attributable to increases in certain professional services fees.

Other income and expense:

Our total other expenses, net was $31,053 during the six months ended June 30, 2018, as compared to total other expenses of $75,588 during the six months ended June 30, 2017.

For the six months ended June 30, 2018 we incurred a total of $50,493 in interest expense which included $48,326 in interest expense associated with our related party convertible credit facility, $344 associated with an installment note payable with our Chief Executive Officer, as well as $1,823 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

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

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270. The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability. The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively. At June 30, 2018 the periodic valuations resulted in a $19,440 decrease in the derivative liability and a resulting credit to our results of operations as a change in the fair value of derivative liabilities.

For the six months ended June 30, 2017 the periodic valuations resulted in $29,690 increase in the derivative liability, respectively, and a resulting charge to our results of operations as a change in the fair value of derivative liabilities. In addition, our common stock purchase warrants issued in 2012 expired in February 2017, resulting in a gain upon the expiration totaling $1,130 to eliminate the derivative liability upon expiration.

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

At June 30, 2018, we had not yet achieved profitable operations and we have accumulated losses of $9,099,172 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective June 30, 2018, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,150,000. All other provisions, including the December 31, 2018 maturity date, remained unchanged.

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

Liquidity

As of June 30, 2018, we had $6,646 of cash and cash equivalents and negative working capital of $2,625,496. This compares to cash on hand of $664 and negative working capital of $2,479,169 at December 31, 2017.

We have a Credit Agreement with a significant shareholder, as amended, which provides us with an unsecured credit facility in the maximum borrowing amount of $2,150,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on December 31, 2018, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.

The convertible credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of June 30, 2018 total borrowings under the Credit Agreement were $2,009,620, leaving $140,380 of credit available for future borrowings.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(74,358)	$(64,787)
Net cash used in investing activities	(20,825)	(44,675)
Net cash provided by financing activities	101,165	109,088
Net change in cash	5,982	(374)
Cash and cash equivalents, beginning of period	664	1,582
Cash and cash equivalents, end of period	$6,646	$1,208

Net cash used in operating activities:

Net cash used in operating activities was $74,358 and $64,787 during the six months ended June 30, 2018 and 2017, respectively.

Cash used in operating activities during the six months ended June 30, 2018 is primarily attributed to our $132,002 net loss. During the quarter, we prepaid certain amounts related to investor relations totaling $5,000. In addition, we realized increases in accounts payable of $17,472, accrued interest on our notes payable of $48,289, and other accrued liabilities of $16,323. In addition, we recognized a non-cash gain of $19,440 associated with the quarterly valuation of a derivative liability associated with a convertible note payable.

Cash used in operating activities during the six months ended June 30, 2017 is primarily attributed to our $149,675 net loss. During the quarter, we prepaid certain amounts related to investor relations totaling $7,500. In addition, we realized increases in accounts payable of $5,354, accrued interest on our notes payable of $44,258, and other accrued liabilities of $14,216. In addition, we recognized a non-cash gain of $1,130 attributed to the elimination of a derivative liability associated with the expiration of common stock purchase warrants, as well as a $29,690 non-cash charge associated with the quarterly valuation of a derivative liability associated with a convertible note payable.

Net cash used in investing activities:

Cash used in investing activities was $20,825 during the six months ended June 30, 2018 as compared to $44,675 during the six months ended June 30, 2017.

Cash used in investing activities during the six months ended June 30, 2018 and 2017 primarily represent the annual lease payments due under the 2016 Lease/Purchase Option. For the 2017 period we had capitalized the entire payment of $44,675. However, as a result of our asset impairment evaluation in December 2017, it was determined that only the portion of the annual lease payment that is applicable to the option purchase price would be capitalized. The total annual lease payment in 2018 was $41,650. As a result, we capitalized $20,825 as an investment in mineral rights, and expensed the remaining $20,825 as lease option costs, which is included in exploration costs as discussed above in Results of Operations.

Net cash provided by financing activities:

Cash provided by financing activities during the six months ended June 30, 2018 was $101,165 compared to cash provided by financing activities of $109,088 during the same period in 2017.

For the six months ended June 30, 2018 borrowings under our convertible credit facility were $119,000. Also, during the six months ended June 30, 2018 the Company’s President had advanced a total of $7,250, of which $3,500 was repaid during the period. We also paid $10,000 that was due on June 1st on our deed amendment liability. The next scheduled payment of $10,000 will be due on June 1, 2019. In addition, we made a total of $11,585 in regularly scheduled principal payments due on an installment note payable with the Company’s President and Chief Executive.

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

Recent Accounting Pronouncements

On July 13, 2017, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I applies to financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II replaces the indefinite deferral for certain mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The pronouncement is effective for annual and interim periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of this standard may have on its financial position and results from operations.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of June 30, 2018. An impairment loss was recognized during the year ended December 31, 2017. As such, our mineral rights are net of $1,885,816 of impairment losses as of June 30, 2018.

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

ATHENA SILVER CORPORATION

Dated: August 14, 2018	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

