Form 10-Q
period 2018-09-30
ATHENA SILVER CORP
filed 2018-11-08
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_] No [ X ]

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). Emerging growth company     [ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     [_]

On November 8, 2018, there were 36,532,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$608	$664
Prepaid expenses	2,500	–
Total current assets	3,108	664
Mineral rights and properties - unproven, net of impairment of $1,885,816	248,472	227,647
Total assets	$251,580	$228,311
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,827	$4,004
Accrued liabilities - related parties	65,000	64,500
Accrued interest	11,873	9,082
Accrued interest - related parties	423,191	349,508
Advances payable - related party	30,100	25,000
Deed amendment liability - short-term portion	10,000	10,000
Derivative liabilities	31,270	58,340
Convertible note payable	51,270	51,270
Note payable - related party	–	17,509
Convertible credit facility - related party	2,032,120	1,890,620
Total current liabilities	2,686,651	2,479,833
Deed amendment liability	100,000	110,000
Total liabilities	2,786,651	2,589,833
Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,532,320 and 36,202,320 issued and outstanding	3,653	3,620
Additional paid-in capital	6,618,495	6,602,028
Accumulated deficit	(9,157,219)	(8,967,170)
Total stockholders' deficit	(2,535,071)	(2,361,522)
Total liabilities and stockholders' deficit	$251,580	$228,311

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ending September 30,		Nine months ending September 30,
	2018	2017	2018	2017

Operating expenses:
Exploration costs	$–	$–	$20,825	$761
General and administrative expenses	39,257	36,835	119,381	110,161

Total operating expenses	39,257	36,835	140,206	110,922

Operating loss	(39,257)	(36,835)	(140,206)	(110,922)

Other income (expense):
Interest expense	(26,420)	(24,736)	(76,913)	(71,764)
Change in fair value of derivative liabilities	7,630	65,970	27,070	37,410

Total other income (expense)	(18,790)	41,234	(49,843)	(34,354)
Net income (loss)	$(58,047)	$4,399	$(190,049)	$(145,276)

Basic and diluted net loss per common share
Basic and diluted net loss per common share	$(0.00)	$0.00	$(0.01)	$(0.00)

Basic and diluted weighted-average common shares outstanding	36,532,320	36,202,320	36,369,133	36,202,320

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(190,049)	$(145,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	(27,070)	(37,410)
Changes in operating assets and liabilities:
Prepaid expenses	(2,500)	(2,500)
Accounts payable	27,823	2,010
Accrued interest - related parties	73,683	67,679
Accrued liabilities and other liabilities	19,791	22,628

Net cash used in operating activities	(98,322)	(92,869)

Cash flows from investing activities:
Acquisition of mineral rights	(20,825)	(44,675)

Net cash used in investing activities	(20,825)	(44,675)

Cash flows from financing activities:
Proceeds from advances from related parties	12,350	4,700
Payments on advances from related parties	(7,250)	(4,700)
Borrowings from credit facility and notes payable - related parties	141,500	165,000
Payment on deed amendment liability	(10,000)	(10,000)
Payments on note payable - related party	(17,509)	(16,492)

Net cash provided by financing activities	119,091	138,508

Net (decrease) increase in cash	(56)	964
Cash at beginning of period	664	1,582

Cash at end of period	$608	$2,546

Supplemental disclosure of cash flow information
Cash paid for interest	$440	$1,458
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash financing activities
Conversion of accrued director fees to common stock	$16,500	$–

See accompanying notes to the unaudited consolidated financial statements

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

Basis of Presentation

We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2018 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

At September 30, 2018, we had not yet achieved profitable operations and we have accumulated losses of $9,157,219 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective June 30, 2018, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,150,000. All other provisions, including the December 31, 2018 maturity date, remained unchanged.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock. Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties, net

Our mineral rights and mineral properties consist of:

	September 30, 2018	December 31, 2017
Mineral and other properties	$185,290	$185,290
Mineral rights - Langtry project	63,182	42,357
Mineral rights and properties - unproven, net	$248,472	$227,647

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

☐     On May 28, 2015 we executed an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full. We have paid a total of $40,000 so far on this agreement, and the balances of $110,000 and $120,000 were outstanding as of September 30, 2018 and December 31, 2017, respectively. The next payment is due June 1, 2019. If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

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

In August 2015 the Company acquired by deed conveyance 15 unpatented mining claims in the Calico Mining District in San Bernardino, California from a third party for $10,000. The claims are contiguous to our existing unpatented and patented claims known as the Langtry Property.

All commitments and obligations under our prior 2010 Lease and the 2016 Lease/Option to Purchase have been fulfilled to date. Future option payments and/or exploration and development of this property may require new equity and/or debt capital. In addition, as of September 30, 2018 all regulatory obligations due or accrued regarding our mineral rights had been paid, and all our claims remain in good standing.

Impairment of Mineral Rights

The Company has evaluated its mineral rights and properties. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project as of December 31, 2017. The impairment analysis and conclusion was a result of the continuing low silver prices that negatively affect the economic viability of the project. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities. At September 30, 2018, the unimpaired portion of the mineral rights totaling $63,182 represents payments on the agreement representing amounts applicable to the lease purchase option totaling $63,162, and the lease payment of $20 representing the amount paid for the 20 year lease at $1 per year.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at	Fair Value Measurement at September 30, 2018
	September 30, 2018	Level 1	Level 2	Level 3

Derivative liability – Convertible note payable	$31,270	$–	$–	$31,270

	Carrying Value at	Fair Value Measurement at December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3

Derivative liability – Convertible note payable	$58,340	$–	$–	$58,340

A summary of the changes in the derivative liabilities is as follows:

Balance, December 31, 2017	$58,340
Total gains, (unrealized, realized) included in net loss	(27,070)
Balance, September 30, 2018	$31,270

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

The change in fair value of our derivative liability – convertible note payable is as follows:

Balance, December 31, 2017	$58,340
Total gains, (unrealized, realized) included in net loss	(27,070)
Balance, September 30, 2018	$31,270

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

The following table summarizes the assumptions used to value the derivative liability at September 30, 2018:

Fair value assumptions – derivative:	September 30, 2018
Risk free interest rate	2.59%
Expected term (years)	1.0
Expected volatility	203%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2017:

Fair value assumptions – derivative:	December 31, 2017
Risk free interest rate	1.76%
Expected term (years)	1.0
Expected volatility	183%
Expected dividends	0%

Accrued interest totaled $11,873 and $9,082 at September 30, 2018 and December 31, 2017, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

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

Total principal amounts owed under the credit facility notes payable were $2,032,120 and $1,890,620 at September 30, 2018 and December 31, 2017, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $141,500 and $165,000 for the nine months ended September 30, 2018 and 2017, respectively, and were generally used to pay certain mining lease obligations as well as other operating expenses. No principal or interest payments have made to Mr. Gibbs since the inception of the convertible credit facility. As of September 30, 2018 there remained $117,880 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $423,191 and $349,454 at September 30, 2018 and December 31, 2017, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Note Payable – Related Party

On September 12, 2016 we executed an unsecured Note Payable (“Note”) with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. The Note accrued interest at 6% per year, and matured on September 12, 2018. The Note required monthly principal and interest payments of $1,994 beginning on October 12, 2016. As of September 30, 2018 all required principal and interest payments had been made. During the period ended September 30 2018, the Company made payments of $17,509 on the note payable. At September 30, 2018 and December 31, 2017 the Note balance was $-0- and $17,509, respectively.

Interest Expense – Related Parties

Total related party interest expense was $74,123 and $69,136 for the nine months ended September 30, 2018 and 2017, respectively. Total related party interest expense was $25,453 and $23,824 for the three months ended September 30, 2018 and 2017, respectively.

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

Note 7 - Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	600,000	$0.26
Options expired	(600,000)	$0.26
Outstanding at September 30, 2018	–

All options expired in April 2018. No share based compensation expense was recorded for either the nine months ended September 30, 2018 or 2017. All outstanding options at December 31, 2017 represented options issued outside the 2004 Equity Incentive Plan.

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

Management and Director Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the three and nine-months ended September 30, 2018 and 2017, a total of $7,500 and $22,500, respectively, was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2018 and December 31, 2017, $65,000 and $52,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

The Company was subject to an agreement with a Director to pay a retainer fee of $1,000 per month for his services. For the three and nine-months ended September 30, 2017, a total of $3,000 and $9,000, respectively, was charged as director fees and is included in general and administrative expenses on the accompanying consolidated statements of operations. On May 15, 2018, the Director resigned, and as a result the Company agreed to convert a total of $16,500 of outstanding fees due the Director into 330,000 shares of the Company’s common stock. For the three and nine-months ended September 30, 2018, a total of $-0- and $4,500, respectively, was charged as director fees and is included in general and administrative expenses on the accompanying consolidated statements of operations. At September 30, 2018 and December 31, 2017, a total of $-0- and $12,000, respectively, had not been paid and is included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

At September 30, 2018 and December 31, 2017, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $423,191 and $349,454, respectively, representing unpaid interest on the convertible credit facility. In addition, at September 30, 2018 and December 31, 2017, Accrued interest - related parties includes $-0- and $54, respectively, of interest accrued on the installment Note payable due to Mr. Power.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the nine months ended September 30, 2018, Mr. Power made short-term advances to the Company totaling $12,350, of which $7,250 was repaid during the period. At September 30, 2018, advances totaling $30,100 had not been repaid.

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

Note 9 - Subsequent Events

Subsequent to September 30, 2018 Mr. Gibbs has advanced $7,500 under the credit facility.

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017

A summary of our results from operations is as follows:

	Three Months Ended September 30,
	2018	2017
Operating expenses:
Exploration costs	$–	$–
General and administrative expenses	39,257	36,835
Total operating expenses	39,257	36,835
Operating loss	(39,257)	(36,835)
Total other income (expenses), net	(18,790)	41,234
Net income (loss)	$(58,047)	$4,399

During the three months ended September 30, 2018, our net loss was $58,047 as compared to net income of $4,399 during the same period in 2017. The $62,446 decrease in our loss was mainly attributable to changes in the values of our derivative liabilities associated with a convertible note payable.

Operating expenses:

Our total operating expenses increased $2,422, or 7%, from $36,835 to $39,257 for the three months ended September 30, 2018 and 2017, respectively.

During both the three months ended September 30, 2018 or 2017, we incurred no exploration costs.

Our general and administrative expenses increased $2,422, or 7%, from $36,835 to $39,257 for the three months ended September 30, 2017 and 2018, respectively. The increase is primarily attributable to increases in certain professional services fees.

Other income and expense:

Our total other expenses was $18,790 during the three months ended September 30, 2018, as compared to total other income of $41,234 during the three months ended September 30, 2017.

For the three months ended September 30, 2018 we incurred a total of $26,420 in interest expense which included $25,411 in interest expense associated with our related party convertible credit facility, $41 associated with an installment note payable with our Chief Executive Officer, as well as $968 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

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

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270. The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability. The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively. For the three months ended September 30, 2018 the periodic valuation resulted in a $7,630 decrease in the derivative liability and a resulting credit to our results of operations as a change in the fair value of derivative liabilities.

For the three months ended September 30, 2017 the periodic valuations resulted in $65,970 decrease in the derivative liability, respectively, and a resulting credit to our results of operations as a change in the fair value of derivative liabilities.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

A summary of our results from operations is as follows:

	Nine Months Ended September 30,
	2018	2017
Operating expenses:
Exploration costs	$20,825	$761
General and administrative expenses	119,381	110,161
Total operating expenses	140,206	110,922
Operating loss	(140,206)	(110,922)
Total other income (expenses), net	(49,843)	(34,354)
Net loss	$(190,049)	$(145,276)

During the nine months ended September 30, 2018, our net loss was $190,049 as compared to a net loss of $145,276 during the same period in 2017. The $44,773 increase in our loss was mainly attributable to costs associated with the maintenance of the Langtry purchase option, as well as increases in professional fees.

Operating expenses:

Our total operating expenses increased $29,284, or 26%, from $110,922 to $140,206 for the nine months ended September 30, 2018 and 2017, respectively. This increase in operating expenses was primarily attributable to our option payment on our Langtry project.

During the nine months ended September 30, 2018, we incurred $20,825 of exploration costs representing the portion of the annual lease option payment that is not applicable to the purchase option price for the Langtry project. During the nine months ended September 30, 2017, we incurred $761 of exploration costs.

Our general and administrative expenses increased $9,220, or 8%, from $110,16 to $119,381 for the nine months ended September 30, 2017 and 2018, respectively. The increase is primarily attributable to increases in certain professional services fees.

Other income and expense:

Our total other expenses, net was $49,843 during the nine months ended September 30, 2018, as compared to total other expenses of $34,354 during the nine months ended September 30, 2017.

For the nine months ended September 30, 2018 we incurred a total of $76,913 in interest expense which included $73,737 in interest expense associated with our related party convertible credit facility, $386 associated with an installment note payable with our Chief Executive Officer, as well as $2,790 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

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

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270. The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability. The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively. At September 30, 2018 the periodic valuations resulted in a $27,070 decrease in the derivative liability and a resulting credit to our results of operations as a change in the fair value of derivative liabilities.

For the nine months ended September 30, 2017 the periodic valuations resulted in $36,280 decrease in the derivative liability, respectively, and a resulting credit to our results of operations as a change in the fair value of derivative liabilities. In addition, our common stock purchase warrants issued in 2012 expired in February 2017, resulting in a gain upon the expiration totaling $1,130 to eliminate the derivative liability upon expiration.

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

At September 30, 2018, we had not yet achieved profitable operations and we have accumulated losses of $9,157,219 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective June 30, 2018, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,150,000. All other provisions, including the December 31, 2018 maturity date, remained unchanged.

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

Liquidity

As of September 30, 2018, we had $608 of cash and cash equivalents and negative working capital of $2,683,543. This compares to cash on hand of $664 and negative working capital of $2,479,169 at December 31, 2017.

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

The convertible credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of September 30, 2018 total borrowings under the Credit Agreement were $2,032,120, leaving $117,880 of credit available for future borrowings.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(98,322)	$(92,869)
Net cash used in investing activities	(20,825)	(44,675)
Net cash provided by financing activities	119,091	138,508
Net change in cash	$(56)	$964
Cash and cash equivalents, beginning of period	$664	$1,582
Cash and cash equivalents, end of period	$608	$2,546

Net cash used in operating activities:

Net cash used in operating activities was $98,322 and $92,869 during the nine months ended September 30, 2018 and 2017, respectively.

Cash used in operating activities during the nine months ended September 30, 2018 is primarily attributed to our $190,049 net loss. During the period we had prepaid certain amounts related to investor relations totaling $2,500. In addition, we realized increases in accounts payable of $27,823, accrued interest on our notes payable of $73,683, and other accrued liabilities of $19,791. In addition, we recognized a non-cash gain of $27,070 associated with the quarterly valuations of a derivative liability associated with a convertible note payable.

Cash used in operating activities during the nine months ended September 30, 2017 is primarily attributed to our $145,276 net loss. During the period, we had prepaid certain amounts related to investor relations totaling $2,500. In addition, we realized increases in accounts payable of $2,010, accrued interest on our related party notes payable of $67,679, and other accrued liabilities of $22,628. In addition, we recognized a non-cash gain of $1,130 attributed to the elimination of a derivative liability associated with the expiration of common stock purchase warrants, as well as a $36,280 non-cash gain associated with the quarterly valuation of a derivative liability associated with a convertible note payable.

Net cash used in investing activities:

Cash used in investing activities was $20,825 during the nine months ended September 30, 2018 as compared to $44,675 during the nine months ended September 30, 2017.

Cash used in investing activities during the nine months ended September 30, 2018 and 2017 primarily represent the annual lease payments due under the 2016 Lease/Purchase Option. For the 2017 period we had capitalized the entire payment of $44,675. However, as a result of our asset impairment evaluation in December 2017, it was determined that only the portion of the annual lease payment that is applicable to the option purchase price would be capitalized. The total annual lease payment in 2018 was $41,650. As a result, we capitalized $20,825 as an investment in mineral rights, and expensed the remaining $20,825 as lease option costs, which is included in exploration costs as discussed above in Results of Operations.

Net cash provided by financing activities:

Cash provided by financing activities during the nine months ended September 30, 2018 was $119,091 compared to cash provided by financing activities of $138,508 during the same period in 2017.

For the nine months ended September 30, 2018 borrowings under our convertible credit facility were $141,500. Also, during the nine months ended September 30, 2018 the Company’s President had advanced a total of $12,350, of which $7,250 was repaid during the period. We also paid $10,000 that was due on June 1st on our deed amendment liability. The next scheduled payment of $10,000 will be due on June 1, 2019. In addition, we made a total of $17,509 in regularly scheduled principal payments due on an installment note payable with the Company’s President and Chief Executive that matured on September 12, 2018.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of September 30, 2018. An impairment loss was recognized during the year ended December 31, 2017. As such, our mineral rights are net of $1,885,816 of impairment losses as of September 30, 2018.

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

ATHENA SILVER CORPORATION

Dated: November 8, 2018	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

