Form 10-K
period 2018-12-31
ATHENA SILVER CORP
filed 2019-03-29
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $698,261 based upon the last sale price of $0.05 as reported on the OTC.QB effective June 29, 2018.

The number of shares outstanding of the registrant’s common stock, as of March 19, 2019 is 36,532,320.

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

The factors that could cause actual results to differ materially from those projected in the forward-looking statements include:

•	the risk factors set forth below under “Risk Factors”;

•	our ability to raise additional financing necessary to conduct our business;

•	our future business plans and strategies;

•	changes that could result from future acquisition of new mining properties or businesses;

•	our ability to commercially develop our mining interests.;

•	risks and hazards inherent in the mining business, including environmental hazards, industrial accidents, weather or geologically related conditions;

•	uncertainties inherent in our exploratory and developmental activities, including risks relating to permitting and regulatory delays;

•	changes in the market prices of silver;

•	uncertainties inherent in the estimation of silver ore reserves;

•	effects of environmental and other governmental regulations; and

•	the worldwide economic downturn and difficult conditions in the global capital and credit markets.

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

ITEM 1 – DESCRIPTION OF BUSINESS.

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

During 2017 the Company evaluated its mineral rights and properties. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project as of December 31, 2017. The impairment analysis and conclusion was a result of the continuing low silver prices that negatively affect the economic viability of the project. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities.

During 2018, the Company again evaluated its mineral rights and properties for impairment and determined that due to the continued low silver prices, as well as the Company’s limited access to capital for further development of the Langtry project, additional impairment of the remaining mineral rights assets totaling $63,183 was recorded at December 31, 2018.

Going forward, our primary focus will be to continue our evaluation of the Langtry Property including the possible acquisition of additional mineral rights and additional exploration, development and permitting activities. Our mineral lease payments, permitting applications and exploration and development efforts will require additional capital. Future activity on Langtry will require additional capital that as of the date of this report, we have not been able to secure.

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

•	50% of all Option Payments are credited against the purchase price should the Company exercise the purchase option.

•	Option Purchase Price: We have the option to purchase fee title to the Langtry Property for the full 20-year term of the Lease/Option. The purchase price is:

o	Years 1 through 3 (3-15-2016 to 3-15-2019): $5,000,000

o	Years 4 through 5 (3-15-2019 to 3-15-2021): the greater of $5,000,000 or the spot price of 250,000 troy ounces of silver, plus payment of the deferred rent of $130,000;

o	Years 6 through 10 (3-15-2021 to 3-15-26): the greater of $7,500,000 or the spot price of 375,000 troy ounces of silver, plus payment of the deferred rent of $130,000;

o	Years 11 through 20 (3-15-2026 to 3-15-2036): the greater of $10,000,000 or the spot price of 500,000 troy ounces of silver, plus payment of the deferred rent of $130,000.

•	During the lease term, and provided the purchase option has not been exercised, the lessor is entitled to receive a 2% NSR on silver production and a 3% to 5% royalty on other mineral production and certain other revenue streams;

•	After exercise of the purchase option, the lessor will not receive royalties on silver or other precious metals production but will receive a 5% royalty on barite production and other revenue streams.

•	Deferred rent of $130,000 under the prior lease shall be payable upon exercise of the purchase option or upon Athena entering into a joint venture or other arrangement to develop the Langtry prospect.

•	If we are in breach of the Lease/Option, the Lessor will have the option to terminate the Lease by giving us 30 days written notice. The Lease also provides us with the right to terminate the Lease without penalty on March 15th of each year during the Lease term by giving the lessor 30 days written notice of termination on or before February 13th of each year.

•	The Langtry Property is also subject to a net smelter royalty in favor of Mobil Exploration and Producing North America Inc. from the sale of concentrates, precipitates or metals produced from ores mined from the royalty acreage. The agreement dated April 30, 1987 granted a base net smelter royalty of 3% plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $10.00 per troy ounce plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $15.00 per troy ounce.

•	On May 28, 2015 we executed an amendment to the deed reserving the Mobil Exploration royalty to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full. We have paid a total of $30,000 so far on this agreement. If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

During the term of the Lease/Option, Athena Minerals has the exclusive right to develop and conduct mining operations on the Langtry Property. Future lease payments and/or exploration and development of this property will require additional equity and/or debt capital.

During 2017 the Company evaluated its mineral rights and properties. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project as of December 31, 2017. The impairment analysis and conclusion was a result of the continuing low silver prices that negatively affect the economic viability of the project. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities.

During 2018, the Company again evaluated its mineral rights and properties for impairment and determined that due to the continued low silver prices, as well as the Company’s limited access to capital for further development of the Langtry project, additional impairment of the remaining mineral rights assets totaling $63,183 was recorded at December 31, 2018.

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

Patented Mining Claims

Patented mining claims, such as our Langtry Property claims, are mining claims on federal lands that are held in fee simple by the owner.  No maintenance fees or royalties are payable to the BLM; however, lease payments and royalties are payable under the operative leases.

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
"CLIPPER"
"CALIFORNIA CLIPPER"
12
13
14
15
16
17
18
19
20
21
22
23
24
1
2
3
4
5
4
3
2
8
9
18
17
16
15
1500'
0
1500'
3000'
4500'
SCALE: 1"=1500'
REGIONAL MAP
VICINITY MAP

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

1.) PATENTED CLAIMS/PARCELS LINEWORK PER THE SAN BERNARDINO COUNTY GEOGRAPHIC INFORMATION SYSTEM (GIS) SHAPEFILE DATA.

2.) UNPATENTED CLAIMS PER MAPS PROVIDED BY THE UNITED STATES B.L.M.

3.) UNPATENTED ATHENA MINERALS (TO DATE) PER STAKING BY JOSEPH E. BONADIMAN & ASSOCIATES, INC.

4.) TOWNSHIP 10 NORTH RANGE 1 EAST OF SAN BERNARDINO BASE AND MERIDIAN

J:\2010 Jobs\103567 Athena Minerals Inc. - Calico\Claims Exhibit REV 7 civil3d.dwg
DRAFTED: 02-07-17

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

________

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

During 2017 the Company evaluated its mineral rights and properties. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project as of December 31, 2017. The impairment analysis and conclusion was a result of the continuing low silver prices that negatively affect the economic viability of the project. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities.

During 2018, the Company again evaluated its mineral rights and properties for impairment and determined that due to the continued low silver prices, as well as the Company’s limited access to capital for further development of the Langtry project, additional impairment of the remaining mineral rights assets totaling $63,183 was recorded at December 31, 2018.

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

We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of December 31, 2018, none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future, even though we were extracting and processing mineralized material. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

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

SILVER PRICES

Our operating results are substantially dependent upon the world market prices of silver. We have no control over silver prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low London Fix prices of silver (as reported by www.kitco.com) per ounce during the periods indicated:

	Year Ended December 31,
	2018		2017		2016
	High	Low	High	Low	High	Low
Silver	$17.52	$13.97	$18.56	$15.22	$20.71	$13.58

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the report of our auditors issued in connection with our financial statements for the years ended December 31, 2018 and 2017, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern

We have substantially impaired our Langtry Project.

During 2017 the Company evaluated its mineral rights and properties. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project as of December 31, 2017. The impairment analysis and conclusion was a result of the continuing low silver prices that negatively affect the economic viability of the project. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities.

During 2018, the Company again evaluated its mineral rights and properties for impairment and determined that due to the continued low silver prices, as well as the Company’s limited access to capital for further development of the Langtry project, additional impairment of the remaining mineral rights assets totaling $63,183 was recorded at December 31, 2018.

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

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.kitco.com, during the three-year period ended December 31, 2018, the high and low settlement prices for silver were $20.71 and $13.58 per ounce, respectively.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS.

None.

ITEM 2 – PROPERTIES.

Descriptions of our mining and other properties are contained in the Business discussion in this Report.

ITEM 3 – LEGAL PROCEEDINGS.

None.

ITEM 4 – REMOVED AND RESERVED.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our outstanding shares of common stock traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” from January 1, 2007 to February 5, 2010. Effective February 5, 2010, our outstanding shares of common stock have traded over-the-counter and quoted on the OTCBB under the symbol “AHNR”. Our common stock is quoted currently on the OTC.QB of the OTC Markets Group, Inc. under the symbol “AHNR.” The reported high and low prices for our common stock are shown below for the period from January 1, 2017 through December 31, 2018. All quoted prices reflect inter-dealer prices without retail markup, mark-down or commission and may not necessarily represent actual transactions.

	2018		2017
	High	Low	High	Low
First quarter ended March 31	$0.33	$0.04	$0.06	$0.10
Second quarter ended June 30	$0.30	$0.04	$0.06	$0.14
Third quarter ended September 30	$0.05	$0.03	$0.02	$0.14
Fourth quarter ended December 31	$0.04	$0.02	$0.03	$0.08

Registered Holders of our Common Stock

As of March 27, 2019, there were approximately 60 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

ITEM 6 – SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our holdings consist of a Mining Lease with Option to Purchase (“Langtry Lease” “Langtry” or the “Lease”), as well as other mining and investment properties acquired in cash sales. All mining assets are located in the Calico Mining District in San Bernardino County, California. The Lease expires in 2036 and grants us the right to develop and conduct mining operations on a 413 acre group of 20 patented claims subject to our annual option payment obligations. Our other mining and investment properties totaling approximately 850 acres are located adjacent to, or near the Langtry property in San Bernardino, California.

Because of limited resources as well as prolonged depressed silver prices, we have not performed drilling operations since a drilling and testing program performed in 2011 and 2012. Rather, we have focused our efforts to maximize value through the renegotiation of our lease obligation into a more favorable overall lease/option agreement, acquiring additional mining claims adjacent to the Langtry property and working with San Bernardino County to confirm our vested mining right for the Langtry patented claims held under the lease/option agreement. A complete discussion of our mineral rights and properties can be found in the Notes to the Financial Statements included in this report.

In 2017, we evaluated our mineral rights and properties, and as a result an impairment loss of $1,885,816 was recognized associated with the Langtry project. The impairment analysis and conclusion considered the Company’s historical operating losses and the likelihood that such losses would continue in the future due to the prolonged depression in silver prices which make further exploration and development activity uneconomical. In 2018 we again evaluated our mineral rights and properties and due to the continued low silver prices and limited access to capital for further development of the project, we recorded an additional impairment charge of $63,183 representing all remaining assets associated with the Langtry project.

We continue to evaluate strategies to enhance the value of our mining assets subject to restrictions based on our limited capital available under our line of credit. Our ongoing mineral lease payments, exploration and development efforts and general and administrative expenses will require additional capital.

Results of Operations:

Results of Operations for the Years Ended December 31, 2018 and 2017

A summary of our results from operations is as follows:

	Years Ended December 31,
	2018	2017
Operating expenses:
Exploration costs	$20,825	$761
General and administrative expenses	144,225	136,706
Impairment of mineral rights	63,183	1,885,816
Total operating expenses	228,233	2,023,283
Operating loss	(228,233)	(2,023,283)
Total other expenses, net	(60,029)	(91,989)
Net loss	$(288,262)	$(2,115,272)

For the year ended December 31, 2018, our net loss was $288,262 as compared to a net loss of $2,115,272 during the same period in 2017. The $1,827,010 decrease in our loss was mainly attributable to the impairment of mineral rights in 2017.

Operating expenses:

During the year ended December 31, 2018, our total operating expenses decreased by $1,795,050 from $2,023,283 to $228,233 for the years ended December 31, 2017 and 2018, respectively.

During the year ended December 31, 2018, we incurred $20,825 of exploration costs representing the portion of the annual lease option payment that is not applicable to the purchase option price for the Langtry project. Prior to 2018 this amount of the lease payment was capitalized as mineral rights. However, as a result of our impairment analysis in 2018 and 2017, all previous payments that had been capitalized were included in the 2018 and 2017 impairment charge. During the year ended December 31, 2017, we incurred $761 of exploration costs.

Our general and administrative expenses increased $7,519, or 6%, from $136,706 to $144,225 for the years ended December 31, 2017 and 2018, respectively. The increase is primarily attributable to increases in certain professional services fees.

In 2017, we evaluated our mineral rights and properties, and as a result an impairment loss of $1,885,816 was recognized associated with the Langtry project. The impairment analysis and conclusion considered the Company’s historical operating losses and the likelihood that such losses would continue in the future due to the prolonged depression in silver prices which make further exploration and development activity uneconomical. And on December 31, 2018 due to the continued low silver prices and our limited access to capital to further develop the project, we recognized an additional impairment loss of $63,183 also associated with the Langtry project.

Other income and expense:

Total other expenses which include interest expense and gains or losses resulting from changes in the fair value of derivative liabilities, were $60,029 during the year ended December 31, 2018, as compared to total other expenses of $91,989 during the year ended December 31, 2017. The decrease in total other income and expenses is primarily attributable to the year over year change in the fair value of our derivative liabilities as discussed below.

For the year ended December 31, 2018 we incurred a total of $103,639 in interest expense which included $99,464 in interest expense associated with our related party convertible credit facility, $386 associated with an installment note payable with our Chief Executive Officer that matured in the third quarter, as well as $3,789 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

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

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270. The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability. The Note is evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively. For the year ended December 31, 2018 the periodic valuation resulted in $43,610 decrease in the derivative liability, and a resulting credit to our results of operations as a change in the fair value of derivative liabilities. For the year ended December 31, 2017 the periodic valuation resulted in $4,770 decrease in the derivative liability, and a resulting credit to our results of operations as a change in the fair value of derivative liabilities.

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

At December 31, 2018, we had not yet achieved profitable operations and we have accumulated losses of $9,255,432 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective June 30, 2018, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,150,000, and effective December 31, 2018 we extended the maturity date to December 31, 2019.

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

Liquidity

As of December 31, 2018, we had $3,991 of cash and cash equivalents and negative working capital of $2,718,573. This compares to cash on hand of $664 and negative working capital of $2,479,169 at December 31, 2017.

We have a Credit Agreement with a significant shareholder, as amended, which provides us with an unsecured credit facility in the maximum borrowing amount of $2,150,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on December 31, 2019, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.

The convertible credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of December 31, 2018 total borrowings under the Credit Agreement were $2,059,620, leaving $90,380 of credit available for future borrowings.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years Ended December 31,
	2018	2017
Net cash used in operating activities	$(117,339)	$(124,087)
Net cash used in investing activities	(20,825)	(44,675)
Net cash provided by financing activities	141,491	167,844
Net (decrease) increase in cash	3,327	(918)
Cash, beginning of period	664	1,582
Cash, end of period	$3,991	$664

Net cash used in operating activities:

Net cash used in operating activities was $117,339 and $124,087 during the years ended December 31, 2018 and 2017, respectively.

Cash used in operating activities during the year ended December 31, 2018 is primarily attributed to our $288,262 net loss, which includes a non-cash mining rights impairment charge of $63,183. We realized increases in accounts payable of $23,651, accrued interest on our notes payable of $99,410, and other accrued liabilities of $28,289. In addition, we recognized a non-cash gain of $43,610 associated with the quarterly valuations of a derivative liability associated with a convertible note payable.

Cash used in operating activities during the year ended December 31, 2017 is primarily attributed to our $2,115,272 net loss, which includes a non-cash mining rights impairment charge of $1,885,816. We also recognized a non-cash gain of $1,130 attributed to the elimination of a derivative liability associated with the expiration of common stock purchase warrants, as well as a $3,640 non-cash gain associated with the valuation of a derivative liability associated with a convertible note. In addition, we realized a decrease in accounts payable of $12,342, and increases in accrued interest on our related party notes payable of $91,468, and other accrued liabilities of $31,013.

Net cash used in investing activities:

Cash used in investing activities was $20,825 during the year ended December 31, 2018 as compared to $44,675 during the year ended December 31, 2017.

Cash used in investing activities during the years ended December 31, 2018 and 2017 primarily represent the annual lease payments due under the 2016 Lease/Purchase Option. For the 2017 period we had capitalized the entire payment of $44,675. However, as a result of our asset impairment evaluation in 2017, it was determined that only the portion of the annual lease payment that is applicable to the option purchase price would be capitalized. The total annual lease payment in 2018 was $41,650. As a result, we capitalized $20,825 as an investment in mineral rights, and expensed the remaining $20,825 as lease option costs, which is included in exploration costs as discussed above in Results of Operations.

Cash used in investing activities during the year ended December 31, 2017 represents the annual lease payment due under the 2016 Lease/Purchase Option totaling $44,675.

Net cash provided by financing activities:

Cash provided by financing activities during the year ended December 31, 2018 was $141,491 compared to cash provided by financing activities of $167,844 during 2017.

For the year ended December 31, 2018 borrowings under our convertible credit facility were $169,000. Also, during the year the Company’s President had advanced a total of $13,600, all of which was repaid during the period. We also paid $10,000 that was due on June 1st on our deed amendment liability. The next scheduled payment of $10,000 will be due on June 1, 2019. In addition, we made a total of $17,509 in regularly scheduled principal payments due on an installment note payable with the Company’s President and Chief Executive that matured on September 12, 2018.

For the year ended December 31, 2017 borrowings under our convertible credit facility were $175,000. Also, during the year the Company’s President had advanced a total of $29,700, of which $4,700 was repaid. We also paid $10,000 that was due on June 1st on our deed amendment liability. Finally, we made a total of $22,156 in regularly scheduled principal payments due on an installment note payable to the Company’s President and Chief Executive.

Off Balance Sheet Arrangements:

We do not have and never had any off-balance sheet arrangements.

Recent Accounting Pronouncements

On July 13, 2017, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I applies to financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II replaces the indefinite deferral for certain mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The pronouncement is effective for annual and interim periods beginning after December 15, 2018. The Company intends to adopt this new standard effective with our annual and interim period beginning on January 1, 2019.

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

Between May 2014 and December 2016, the FASB issued several ASU’s on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current U.S. generally accepted accounting principles (GAAP). The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The Company adopted Topic 606, effective January 1, 2018 and the adoption did not have a material impact.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2018. An impairment loss of $1,885,816 was recognized during the year ended December 31, 2017, and an additional impairment loss of $63,183 was recognized on December 31, 2018. As such, our mineral rights are net of $1,948,999 of impairment losses as of December 31, 2018.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are located in Item 15 beginning on page F-1 of this Annual Report on Form 10-K and are incorporated herein by reference.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None, except as previously disclosed.

ITEM 9A – CONTROLS AND PROCEDURES.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2018. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

•	Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures relating to those transactions; and

•	Certain reports that we prepare and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review, and are not submitted timely to the Board of Directors for review or approval.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position

John C. Power(1)	56	CEO, President, CFO, Secretary and Director

Brian Power(1)	53	Director

__________

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

From September 2008 to March 2012, Mr. Power served as an officer and director of Hungry Hunter, Inc., a private California-based restaurant enterprise.  From March 2008 until February 2010, Mr. Power served as a director of Reserve Energy Corporation, a small private oil and gas exploration and production company; and was Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway Resorts, LLC, (from May 2002 until May 2008; and was Managing Member of Yellowstone Gateway Resorts, LLC, which owned and operated the Gallatin Gateway Inn, from May 2002 until May 2008. On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee.  Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11.

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

Board Meetings

During the year ended December 31, 2018, we reduced our Board from three directors to two directors. Our Board held no meetings but has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2018, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

ITEM 11 – EXECUTIVE COMPENSATION

Director Compensation

The following table summarizes all director compensation in the most recent fiscal year ended December 31, 2018. There are no standard compensation arrangements in place for our directors.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Brian Power	–

Executive Compensation

The executive officers for the most recent fiscal year ended December 31, 2018 are as follows:

John C. Power, CEO, President, CFO, Secretary and director.

Summary Compensation Table

The following table sets forth all compensation recorded by us to Mr. Power during the years ended December 31, 2018 and 2017:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power,	2018	30,000	–	–		–	–	–	30,000
President	2017	30,000	–	–	–	–	–	–	30,000

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to beneficial ownership of our common stock by:

•	each person who beneficially owns more than 5% of our common stock;
•	each of our named executive officers;
•	each of our directors; and
•	all named executive officers and directors as a group.

The following table shows the number of shares owned as of December 31, 2018 and the percentage of outstanding common stock owned as of that date. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	15,794,124	(4)	43.23

John C. Power	3,972,500		10.87

Clifford L. Neuman 8300 Greenwood Drive Niwot, CO, 80503	3,586,030	(5)	9.67

Bruce and Elizabeth Strachan, Trustees UTA dtd 7/25/07 P.O. Box 577, Joshua Tree, CA 92252-0577	2,880,470		7.88

Brian Power	100,000		nil

All officers and directors as a group (two persons)	4,072,500		11.15

______________

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

(2)	Under SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 36,532,320 shares outstanding on March 19, 2019.

(4)	Includes 5,165,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder; includes 500,000 shares owned by Redwood Microcap Fund, of which Mr. Gibbs is a control person.

(5)	Includes 3,030,523 shares of common stock and an additional 553,507 shares of common stock issuable in partial conversion of a convertible promissory note in the principal amount of $51,270 convertible into shares of common stock at a conversion price of $0.0735 per share. The convertible note has a blocker provision that precludes its conversion if as a result of such conversion the holder would own more than 9.9% of the Company’s total issued and outstanding shares. Includes 1,000 shares owned by Ratna Foundation a non-profit organization (now known as Mindfulness Peace Project) of which Mr. Neuman is a Director and 1,000 shares owned by Ratna Enterprises, LLC of which Mr. Neuman is a 50% owner.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

The aggregate fees billed for the years ended December 31, 2018 and 2017, for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2018	2017
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$24,500	$24,000

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	–	–

Tax fees - tax compliance, tax advice and tax planning	$3,000

All other fees - services provided by our principal accountants other than those identified above	–	–
Total fees	$27,500	$24,000

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
(1)	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
(1)	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
(1)	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
(1)	3.2	By-Laws
(1)	4.1	2004 Equity Incentive Plan
(1)	4.2	Form of Subscription Agreement
(1)	4.3	Specimen common stock certificate
(1)	10.1	Lease Agreement
(1)	10.2	Form of Escrow Agreement
(1)	10.3	Amended Trademark Assignment
(1)	10.3.2	Initial Assignment of Trademark
(1)	10.4	Lock-up Letter for Brian Power
(1)	10.5	Lock-up Letter for John C. Power
(1)	10.6	Lock-up Letter for J. Andrew Moorer
(1)	10.7	Amended Fund Escrow Agreement
(1)	10.8	Lease Agreement with Golden West Brewing Company
(1)	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
(1)	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
(1)	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
(1)	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
(1)	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
(1)	10.14	Amended and Restated Assignment and Assumption
(1)	10.15	August 7, 1998 Distribution Agreement
(1)	10.16	Territorial Agreement
(1)	10.17	November 4, 2002 Distribution Agreement
(1)	10.18	June 1, 2001 Authorization
(1)	10.19	.July 22, 2004 Authorization
(1)	10.20	September 1, 2005 Authorization
(1)	10.22	Second Amended Fund Escrow Agreement
(1)	10.23	Contract with New Zealand Hops, Ltd., 2006
(1)	10.24	Contract with New Zealand Hops, Ltd., 2007
(1)	10.25	Second Amended and Restated Assignment and Assumption
(1)	10.26	Third Amended Fund Escrow Agreement
(1)	10.27	Secured Promissory Note with John C. Power
(1)	10.28	Secured Promissory Note with Power Curve, Inc.
(1)	10.29	General Security Agreement with John C. Power and Power Curve, Inc.

(51)	10.30	Production Agreement with Bison Brewing Co.
(51)	10.31	Employment Agreement with David Del Grande
(2)	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
(4)	10.33	Employment Agreement with Mark Simpson
(4)	10.34	Consultation Agreement with Artisan Food and Beverage Group
(5)	10.35	Credit Agreement dated December 11, 2007
(6)	10.36	Promissory Note dated March 12, 2008
(6)	10.37	Security Agreement dated March 12, 2008
(6)	10.38	Guaranty Agreement dated March 12, 2008
(7)	10.39	Convertible Debenture dated December 31, 2008
(7)	10.40	Security Agreement dated December 31, 2008
(7)	10.41	Hypothecation Agreement dated December 31, 2008
(8)	10.42	Mendocino Production Agreement
(9)	10.43	Exclusive Consignment Agency Agreement
(10)	10.44	Settlement Stipulation with BRK Holdings, LLC
(11)	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
(11)	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
(11)	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
(11)	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
(11)	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
(11)	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
(11)	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
(11)	10.52	Factoring Agreement dated April 28, 2009
(12)	10.53	Agreement to Convert Debt Clifford L. Neuman PC
(12)	10.54	Agreement to Convert Debt Clifford L. Neuman
(12)	10.55	Agreement to Convert Debt John Power
(12)	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
(12)	10.57	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.58	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
(12)	10.60	Agreement to Convert Debt Shana Capital, Ltd.
(13)	10.61	Asset Purchase Agreement dated May 7, 2009
(14)	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
(14)	10.63	Articles of Incorporation of Athena Minerals, Inc.
(15)	10.64	Sale and Purchase Agreement and Joint Escrow Instructions dated December 9, 2009
(15)	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions dated January 5, 2010
(15)	10.66	Promissory Note from Athena Minerals, Inc. to John Power dated January 5, 2010
(16)	10.67	Mining Lease and Option to Purchase dated March 11, 2010
(17)	10.68	Intellectual Property Assignment dated June 25, 2010
(18)	10.69	Promissory Notes John C. Power and John D. Gibbs dated June 30, 2010

(19)	10.70	Promissory Note John D. Gibbs dated August 3, 2010
(20)	10.71	Agreement to Convert Debt – Clifford L. Neuman
(21)	10.72	Agreements to Convert Debt – Donaldson and Kirby
(22)	10.73	Agreement to Convert Debt – Clifford L. Neuman
(23)	10.74	Agreement to Convert Debt – Huss and Strachan
(24)	10.75	Stock Purchase Agreement; Indemnity Agreement and Amendment No. 1 to Indemnity Agreement each dated December 31, 2010
(25)	10.76	Consent of Schumacher & Associates dated March 7, 2011
(26)	10.77	Marketing Agreement with Bill Fishkin dated April 1, 2011
(26)	10.78	Agreement to Convert Debt with Donaldson Consulting Services, Inc. dated May 31, 2011
(27)	10.79	Term Sheet with LeRoy Wilkes dated July 14, 2011
(28)	10.80	Accredited Members Agreement dated August 31, 2011
(29)	10.81	Promissory Note – John D. Gibbs dated October 26, 2011
(29)	10.82	Promissory Note – John D. Gibbs dated November 15, 2011
(30)	10.83	Marketing Agreement with Bill Fishkin dated December 1, 2011
(31)	10.84	Advisor Agreement with GVC Capital, LLC dated January 30, 2012
(32)	10.85	Promissory Note – John D. Gibbs dated March 18, 2012
(33)	10.86	Promissory Note – John D. Gibbs dated February 2, 2012
(34)	10.87	Promissory Note – John D. Gibbs dated April 27, 2012
(35)	10.88	Agreement to Convert Debt – John D. Gibbs
(36)	10.89	Promissory Note – John D. Gibbs dated May 22, 2012
(36)	10.90	Assignment of Right to Purchase Property
(37)	10.91	Agreement to Convert Debt – John Donaldson
(38)	10.92	Credit Agreement – John D. Gibbs
(38)	10.93	Form of Credit Note
(39)	10.94	Amendment No. 1 to Langtry Lease Agreement
(40)	10.95	Allonge and Modification Agreement with John D. Gibbs
(41)	10.96	Amendment No. 2 to Langtry Lease Agreement
(42)	10.97	Second Allonge and Modification Agreement with John D. Gibbs
(43)	10.98	Amendment No. 3 to Langtry Lease Agreement
(44)	10.99	Third Allonge and Modification Agreement with John D. Gibbs
(45)	10.100	Promissory Note – Clifford L. Neuman dated April 1, 2015
(46)	10.101	Lease/Purchase Option Agreement
(47)	10.102	Fifth Allonge and Modification Agreement with John D. Gibbs
(48)	10.103	Promissory Note – John Power dated September 12, 2016
(2)	14	Code of Ethics
(1)	21.0	List of Subsidiaries
#	31	Certification required by Section 13a-14(a) of the Exchange Act.
#	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document##
	101.SCH	XBRL Schema Document##
	101.CAL	XBRL Calculation Linkbase Document##
	101.LAB	XBRL Label Linkbase Document##
	101.PRE	XBRL Presentation Linkbase Document##
	101.DEF	XBRL Definition Linkbase Document##

(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and filed with the Commission on April 24, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March 14, 2008.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2010 and filed with the Commission on June 25, 2010.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 30, 2010 and filed with the Commission on July 28, 2010.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2010 and filed with the Commission on August 4, 2010.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 23, 2010.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 30, 2010.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated August 20, 2010 and filed with the Commission on November 1, 2010.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 15, 2010 and filed with the Commission on November 17, 2010.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2010 and filed with the Commission on January 6, 2011

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2011 and filed with the Commission on March 7, 2011.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 1, 2011 and filed with the Commission on June 2, 2011.

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 1, 2011 and filed with the Commission on August 3, 2011.

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 22, 2011 and filed with the Commission on September 9, 2011.

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 26, 2011 and filed with the Commission on January 4, 2012.

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2011 and filed with the Commission on January 5, 2012.

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on February 9, 2012.

(32)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 18, 2012 and filed with the Commission on March 23, 2012.

(33)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated February 2, 2012 and filed with the Commission on March 26, 2012.

(34)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.

(35)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.

(36)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 22, 2012 and filed with the Commission on May 25, 2012

(37)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 16, 2012 and filed with the Commission on June 19, 2012.

(38)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2012 and filed with the Commission on July 19, 2012.

(39)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 28, 2012 and filed with the Commission on November 29, 2012.

(40)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 5, 2013 and filed with the Commission on June 6, 2013.

(41)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 19, 2013 and filed with the Commission on December 23, 2013.

(42)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2013 and filed with the Commission on January 2, 2014.

(43)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2015 and filed with the Commission on January 21, 2015.

(44)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2014 and filed with the Commission on March 31, 2015.

(45)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2015 and filed with the Commission on May 6, 2015.

(46)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 10, 2016 and filed with the Commission on March 15, 2016.

(47), (48)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2016 and filed with the Commission on October 14, 2016.

(49)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 27, 2018 and filed with the Commission on June 28, 2018.

(50)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2018 and filed with the Commission on August 6, 2018.

(51)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 1, 2007 and filed with the Commission on March 8, 2007

#	Filed herewith
##	Furnished, not filed.

ATHENA SILVER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Athena Silver Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athena Silver Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2011.

Houston, Texas

March 29, 2019

ATHENA SILVER CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$3,991	$664
Total current assets	3,991	664
Mineral rights and properties - unproven, net of impairment of $1,948,999 and $1,885,816	185,290	227,647

Total assets	$189,281	$228,311
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$27,656	$4,004
Accrued liabilities - related parties	72,500	64,500
Accrued interest	12,871	9,082
Accrued interest - related parties	448,918	349,508
Advances payable - related party	25,000	25,000
Deed amendment liability - short-term portion	10,000	10,000
Derivative liabilities	14,730	58,340
Convertible note payable	51,270	51,270
Note payable - related party	–	17,509
Convertible credit facility - related party	2,059,620	1,890,620

Total current liabilities	2,722,565	2,479,833
Deed amendment liability	100,000	110,000

Total liabilities	2,822,565	2,589,833
Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,532,320 and 36,202,320 issued and outstanding	3,653	3,620
Additional paid-in capital	6,618,495	6,602,028
Accumulated deficit	(9,255,432)	(8,967,170)
Total stockholders' deficit	(2,633,284)	(2,361,522)
Total liabilities and stockholders' deficit	$189,281	$228,311

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

Operating expenses:
Exploration costs	$20,825	$761
General and administrative expenses	144,225	136,706
Impairment of mineral rights	63,183	1,885,816

Total operating expenses	228,233	2,023,283

Operating loss	(228,233)	(2,023,283)

Other income (expense):
Interest expense	(103,639)	(96,759)
Change in fair value of derivative liabilities	43,610	4,770

Total other income (expense)	(60,029)	(91,989)
Net loss	$(288,262)	$(2,115,272)

Basic and diluted net loss per common share	$(0.01)	$(0.06)

Basic and diluted weighted-average common shares outstanding	36,410,265	36,202,320

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	36,202,320	3,620	6,602,028	(6,851,898)	(246,250)
Net loss	–	–	–	(2,115,272)	(2,115,272)
Balance, December 31, 2017	36,202,320	3,620	6,602,028	(8,967,170)	(2,361,522)
Conversion of accrued director fees	330,000	33	16,467	–	16,500
Net loss				(288,262)	(288,262)
Balance, December 31, 2018	36,532,320	$3,653	$6,618,495	$(9,255,432)	$(2,633,284)

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(288,262)	$(2,115,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral rights	63,183	1,885,816
Change in fair value of derivative liabilities	(43,610)	(4,770)
Changes in operating assets and liabilities:
Accounts payable	23,651	(12,342)
Accrued interest - related parties	99,410	91,468
Accrued liabilities and other liabilities	28,289	31,013

Net cash used in operating activities	(117,339)	(124,087)
Cash flows from investing activities:
Acquisition of mineral rights	(20,825)	(44,675)

Net cash used in investing activities	(20,825)	(44,675)

Cash flows from financing activities:
Proceeds from advances from related parties	13,600	29,700
Payments on advances from related parties	(13,600)	(4,700)
Borrowings from credit facility and notes payable - related parties	169,000	175,000
Payments on note payable - related party	(17,509)	(22,156)
Payment on deed amendment liability	(10,000)	(10,000)

Net cash provided by financing activities	141,491	167,844
Net increase (decrease) in cash	3,327	(918)
Cash at beginning of period	664	1,582
Cash at end of period	$3,991	$664

Supplemental disclosure of cash flow information
Cash paid for interest	$440	$1,777
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash financing activities
Conversion of accrued director fees to common stock	$16,500	$–

See accompanying notes to these consolidated financial statements

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

At December 31, 2018, we had not yet achieved profitable operations and we have accumulated losses of $9,255,432 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective June 30, 2018, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,150,000. And effective December 31, 2018 the maturity date was extended to December 31, 2019.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock. Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Summary of Significant Accounting Policies

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2018. On December 31, 2017, we recognized an impairment loss of $1,885,816 associated with our Langtry project, and on December 31, 2018 we recognized an additional impairment loss of $63,183 also associated with the Langtry project. Mineral rights are net of $1,948,999 and $1,885,816 of impairment losses as of December 31, 2018 and 2017, respectively.

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

At December 31, 2018 and 2017, potentially dilutive shares of common stock have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive, and are comprised as follows:

	December 31,
	2018	2017
Shares issuable on conversions of debt	5,889,748	5,301,265
Common stock purchase option	–	600,000
Potentially dilutive shares of common stock	5,889,748	5,901,265

Recent Accounting Pronouncements

On July 13, 2017, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I applies to financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II replaces the indefinite deferral for certain mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The pronouncement is effective for annual and interim periods beginning after December 15, 2018. The Company intends to adopt this new standard effective with our annual and interim period beginning on January 1, 2019.

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

Between May 2014 and December 2016, the FASB issued several ASU’s on Revenue from Contracts with Customers (Topic 606). These updates will supersede nearly all existing revenue recognition guidance under current U.S. generally accepted accounting principles (GAAP). The core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. A five-step process has been defined to achieve this core principle, and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standards are effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standards in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standards recognized at the date of adoption (which includes additional footnote disclosures). The Company adopted Topic 606, effective January 1, 2018 and the adoption did not have a material impact.

Note 3 – Mineral Rights and Properties, net

Our mineral rights and mineral properties consist of:

	December 31, 2018	December 31, 2017
Mineral and other properties	$185,290	$185,290
Mineral rights - Langtry project	–	42,357
Mineral rights and properties - unproven, net	$185,290	$227,647

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

☐     Option Purchase Price: We have the option to purchase fee title to the Langtry Property for the full 20-year term of the Lease/Option. The purchase price is:

☐	Years 1 through 3 (3-15-2016 to 3-15-2019): $5,000,000

☐	Years 4 through 5 (3-15-2019 to 3-15-2021): the greater of $5,000,000 or the spot price of 250,000 troy ounces of silver, plus payment of the deferred rent of $130,000;

☐	Years 6 through 10 (3-15-2021 to 3-15-26): the greater of $7,500,000 or the spot price of 375,000 troy ounces of silver, plus payment of the deferred rent of $130,000;

☐	Years 11 through 20 (3-15-2026 to 3-15-2036): the greater of $10,000,000 or the spot price of 500,000 troy ounces of silver, plus payment of the deferred rent of $130,000.

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

☐     On May 28, 2015 we executed an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full. We have paid a total of $40,000 so far on this agreement, and the balances of $110,000 and $120,000 were outstanding as of December 31, 2018 and 2017, respectively. The next payment is due June 1, 2019. If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

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

All commitments and obligations under our prior 2010 Lease and the 2016 Lease/Option to Purchase have been fulfilled to date. Future option payments and/or exploration and development of this property may require new equity and/or debt capital. In addition, as of December 31, 2018 all regulatory obligations due or accrued regarding our mineral rights had been paid, and all our claims remain in good standing.

Impairment of Mineral Rights

During 2017 the Company evaluated its mineral rights and properties. As a result of the evaluation, the Company recognized an impairment loss of $1,885,816 associated with the Langtry project as of December 31, 2017. The impairment analysis and conclusion was a result of the continuing low silver prices that negatively affect the economic viability of the project. As such, the Company impaired at 100% all capitalized lease and maintenance payments made prior to the Lease Option agreement of March 10, 2016, as well as the deed amendment fee of $150,000 that provides for a royalty cap upon any future production activities.

During 2018, the Company again evaluated its mineral rights and properties for impairment and determined that due to the continued low silver prices, as well as the Company’s limited access to capital for further development of the Langtry project, additional impairment of those remaining mineral rights assets totaling $63,183 was recorded at December 31, 2018.

Note 4 – Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value in our consolidated balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1 – Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3 – Inputs reflecting management’s best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at	Fair Value Measurement at December 31, 2018
	December 31, 2018	Level 1	Level 2	Level 3

Derivative liability – Convertible note payable	$14,730	$–	$–	$14,730

	Carrying Value at	Fair Value Measurement at December 31, 2017
	December 31, 2017	Level 1	Level 2	Level 3

Derivative liability – Convertible note payable	$58,340	$–	$–	$58,340

A summary of the changes in the derivative liabilities is as follows:

Balance, December 31, 2016	$63,110
Total gains, (unrealized, realized) included in net loss	(4,770)
Balance, December 31, 2017	58,340
Total gains, (unrealized, realized) included in net loss	(43,610)
Balance, December 31, 2018	$14,730

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

The change in fair value of our derivative liability – convertible note payable is as follows:

Balance, December 31, 2016	$63,110
Total losses, (unrealized, realized) included in net loss	(4,770)
Balance, December 31, 2017	58,340
Total gains, (unrealized, realized) included in net loss	(43,610)
Balance, December 31, 2018	$14,730

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

The following table summarizes the assumptions used to value the derivative liability at December 31, 2018:

Fair value assumptions – derivative:	December 31, 2018
Risk free interest rate	2.63%
Expected term (years)	1.0
Expected volatility	190%
Expected dividends	0%

The following table summarizes the assumptions used to value the derivative liability at December 31, 2017:

Fair value assumptions – derivative:	December 31, 2017
Risk free interest rate	1.76%
Expected term (years)	1.0
Expected volatility	183%
Expected dividends	0%

Accrued interest totaled $12,871 and $9,082 at December 31, 2018 and 2017, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 6 – Credit Agreement and Notes Payable – Related Parties

Convertible Credit Facility – Related Party

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share. Since its inception we have amended the credit agreement several times to either increase the borrowing limit and/or extend the maturity date. Effective June 30, 2018, we amended the credit agreement to increase the borrowing limit under the convertible credit facility to $2,150,000. And effective December 31, 2018, we amended the credit agreement to extend the maturity date to December 31, 2019. All other provisions remained unchanged. The modification was not considered substantial.

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

Total principal amounts owed under the credit facility notes payable were $2,059,620 and $1,890,620 at December 31, 2018 and 2017, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $169,000 and $175,000 for the years ended December 31, 2018 and 2017, respectively, and were generally used to pay certain mining lease obligations as well as other operating expenses. No principal or interest payments have made to Mr. Gibbs since the inception of the convertible credit facility. As of December 31, 2018 there remained $90,380 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $448,918 and $349,454 at December 31, 2018 and 2017, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Note Payable – Related Party

On September 12, 2016 we executed an unsecured Note Payable (“Note”) with Mr. John Power, the Company’s President and Chief Executive Officer in the amount of $45,000. The Note accrued interest at 6% per year, and matured on September 12, 2018. The Note required monthly principal and interest payments of $1,994 beginning on October 12, 2016. During the year ended December 31, 2018, the Company made payments of $17,509 on the note payable. At December 31, 2018 and December 31, 2017 the Note balance was $-0- and $17,509, respectively. Total accrued interest on the notes payable to Mr. Powers was $0 and $54 at December 31, 2018 and 2017, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $99,850 and $93,245 for the years ended December 31, 2018 and 2017, respectively.

Note 7 – Commitments and Contingencies

We are subject to various commitments and contingencies under the Langtry Lease/Option to Purchase as discussed in Note 3 – Mining Rights and Properties.

Note 8 – Share-based Compensation

2004 Equity Incentive Plan

A summary of our stock option activity for options issued under the 2004 Equity Incentive Plan as well as options outstanding that were issued outside the Plan is as follows:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	600,000	$0.26
Options expired	–	$0.00
Outstanding at December 31, 2017	600,000	$0.26
Options granted or expired	(600,000)	$0.26
Outstanding at December 31, 2018	–	$0.00

All options expired in April 2018. No share based compensation expense was recorded for either years ended December 31, 2018 or 2017. All outstanding options at December 31, 2017 represented options issued outside the 2004 Equity Incentive Plan.

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

Management and Director Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the years ended December 31, 2018 and 2017, a total of $30,000 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. As December 31, 2018 and 2017, $72,500 and $52,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

The Company was subject to an agreement with a Director to pay a retainer fee of $1,000 per month for his services. On May 15, 2018, the Director resigned, and as a result the Company agreed to convert a total of $16,500 of outstanding fees due the Director into 330,000 shares of the Company’s common stock. No gain or loss was recognized for this conversion. For the years ended December 31, 2018 and 2017, a total of $4,500 and $12,000, respectively, was charged as director fees and is included in general and administrative expenses on the accompanying consolidated statements of operations. At December 31, 2018 and 2017, a total of $-0- and $12,000, respectively, had not been paid and is included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

At December 31, 2018 and 2017, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $448,918 and $349,454, respectively, representing unpaid interest on the convertible credit facility. In addition, at December 31, 2018 and 2017, Accrued interest - related parties includes $-0- and $54, respectively, of interest accrued on the installment Note payable due to Mr. Power.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the year ended December 31, 2018, Mr. Power made short-term advances to the Company totaling $13,600, all of which was repaid during the period. At December 31, 2018, advances totaling $25,000 had not been repaid.

During the year ended December 31, 2017, Mr. Power made short-term advances to the Company totaling $29,700, of which $4,700 was repaid during the period. At December 31, 2017, $25,000 of the advances was outstanding.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.

Note 10 – Income Taxes

The Company is current on all its corporate tax filings. Tax year 2018 will be extended if not filed by its due date. Tax returns filed for the years 2015 thru 2017 are open for examination from taxing authorities.

Due to the enactment of the Tax Reform Act of 2018, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Our estimated net operating loss carry forward as of December 31, 2018 is $7,053,552, which may be used to offset future income taxes through 2039. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2018 and 2017 is as follows:

	Years Ended December 31,
	2018	2017
Expected federal income tax benefit at statutory rate	$47,267	$48,186
State taxes	7,877	8,031
Change in valuation allowance	(55,144)	(56,217)
Income tax benefit	$–	$–

Our deferred tax assets as of December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
	2018	2017
Net operating loss	$1,728,120	$1,686,396
Valuation allowance	(1,728,120)	(1,686,396)
Deferred tax assets, net of valuation allowance	$–	$–

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

Note 11 – Subsequent Events

Subsequent to December 31, 2018 Mr. Gibbs has advanced $57,500 under the credit facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Date: March 29, 2019	By: /s/ John C. Power John C. Power Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power John C. Power	Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)	March 29, 2019
March 29, 2019
/s/ Brian Power Brian Power	Director

52