Form 10-Q
period 2019-03-31
ATHENA SILVER CORP
filed 2019-05-15
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [_]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

On May 15, 2019, there were 36,532,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$5,340	$3,991
Prepaid expenses	9,000	–
Total current assets	14,340	3,991

Mineral rights and properties - unproven, net of impairment of $1,948,999	185,290	185,290
Total assets	$199,630	$189,281

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$49,054	$27,656
Accrued liabilities - related parties	67,500	72,500
Accrued lease option liability	20,000	–
Accrued interest	13,820	12,871
Accrued interest - related parties	474,553	448,918
Advances payable - related party	25,000	25,000
Deed amendment liability - short-term portion	10,000	10,000
Derivative liabilities	–	14,730
Convertible note payable	51,270	51,270
Convertible credit facility - related party	2,117,120	2,059,620
Total current liabilities	2,828,317	2,722,565

Deed amendment liability	100,000	100,000
Total liabilities	2,928,317	2,822,565

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,532,320 issued and outstanding	3,653	3,653
Additional paid-in capital	6,618,495	6,618,495
Accumulated deficit	(9,350,835)	(9,255,432)
Total stockholders' deficit	(2,728,687)	(2,633,284)

Total liabilities and stockholders' deficit	$199,630	$189,281

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months Ended March 31,
	2019	2018

Operating expenses:
Exploration costs	$40,000	$20,825
General and administrative expenses	43,549	44,508

Total operating expenses	83,549	65,333

Operating loss	(83,549)	(65,333)

Other income (expense):
Interest expense	(26,584)	(24,746)
Change in fair value of derivative liabilities	–	29,720

Total other income (expense)	(26,584)	4,974
Net loss	$(110,133)	$(60,359)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	36,532,320	36,202,320

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	36,202,320	$3,620	$6,602,028	$(8,967,170)	$(2,361,522)
Net loss, three months ended March 31, 2018	–	–	–	(60,359)	(60,359)
Balance, March 31, 2018	36,202,320	$3,620	$6,602,028	$(9,027,529)	$(2,421,881)

Balance, December 31, 2018	36,532,320	$3,653	$6,618,495	$(9,255,432)	$(2,633,284)
Cumulative adjustment upon adoption of ASU 2017-11	–	–	–	14,730	14,730
Net loss, three months ended March 31, 2019	–	–	–	(110,133)	(110,133)
Balance, March 31, 2019	36,532,320	$3,653	$6,618,495	$(9,350,835)	$(2,728,687)

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(110,133)	$(60,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	–	(29,720)
Changes in operating assets and liabilities:
Prepaid expenses	(9,000)	(7,500)
Accounts payable	21,398	18,149
Accrued interest - related parties	25,635	23,619
Accrued liabilities and other liabilities	15,949	6,393

Net cash used in operating activities	(56,151)	(49,418)

Cash flows from investing activities:
Additions of mineral rights	–	(20,825)

Net cash used in investing activities	–	(20,825)

Cash flows from financing activities:
Proceeds from advances from related parties	1,000	6,750
Payments on advances from related parties	(1,000)	–
Borrowings from credit facility and notes payable - related parties	57,500	69,000
Payments on note payable - related party	–	(5,749)

Net cash provided by financing activities	57,500	70,001

Net increase (decrease) in cash	1,349	(242)
Cash at beginning of period	3,991	664

Cash at end of period	$5,340	$422

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$234
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash transaction
Cumulative adjustment upon adoption of ASU 2017-11	$14,730	$–

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

Basis of Presentation

We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three -month period ended March 31, 2019 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncement

On July 13, 2017, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I applies to financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II replaces the indefinite deferral for certain mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The pronouncement is effective for annual and interim periods beginning after December 15, 2018. The Company has adopted this standard on a modified retrospective basis on January 1, 2019.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 will be effective in fiscal years beginning after December 15, 2018 (with early adoption permitted). ASU 2016-02 mandates a modified retrospective transition method. The Company has adopted this standard, since it has no leases, there is no material impact on its financial statements.

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

At March 31, 2019, we had not yet achieved profitable operations and we have accumulated losses of $9,350,835 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective June 30, 2018, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,150,000. And effective December 31, 2018 the maturity date was extended to December 31, 2019.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock. Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties, net

Our mineral rights and mineral properties consist of:

	March 31, 2019	December 31, 2018
Mineral and other properties	$185,290	$185,290
Mineral rights - Langtry project	–	–
Mineral rights and properties - unproven, net	$185,290	$185,290

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

☐     On May 28, 2015 we executed an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full. We have paid a total of $40,000 so far on this agreement, and the balance of $110,000 was outstanding as of March 31, 2019 and December 31, 2018. The next payment is due June 1, 2019. If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

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

All commitments and obligations under our prior 2010 Lease and the 2016 Lease/Option to Purchase have been fulfilled to date. Future option payments and/or exploration and development of this property may require new equity and/or debt capital. In addition, as of March 31, 2019 all regulatory obligations due or accrued regarding our mineral rights had been paid, and all our claims remain in good standing.

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

Note 3 – Adoption of ASU 2017-11

The Company changed its method of accounting for its convertible note through the adoption of ASU 2017-11 on January 1, 2019 on a modified retrospective basis.   Accordingly, the outstanding derivative liability of $14,730 associated with a convertible note payable was eliminated as an adjustment to the beginning accumulated deficit. The following table provides a reconciliation of the derivative liability and accumulated deficit upon adoption on January 1 2019:

	Derivative Liability	Accumulated Deficit
Balance January 1, 2019 (before adoption of ASU 2017-11)	$14,730	$(9,255,432)
Reclassified derivative liability and cumulative effect of adoption	(14,730)	14,730
Balance January 1, 2019 (after adoption of ASU 2017-11)	$–	$(9,240,702)

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

Note 5 – Convertible Note Payable

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

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, prior to the prospective adoption of ASU 2017-11 on January 1, 2018, the conversion features of the Note were considered a discount to the Note. However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception. The Note was evaluated quarterly, and upon any quarterly valuations in which the value of the conversion option changes we recognize a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively.

As discussed in Note 3, the Company adopted ASU 2017-11 on January 1, 2019 which resulted in the elimination of the derivative liability of $14,730 at December 31, 2018 as a cumulative adjustment to accumulated deficit.

Accrued interest totaled $13,820 and $12,871 at March 31, 2019 and December 31, 2018, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 6 – Convertible Credit Facility – Related Party

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

Total principal amounts owed under the credit facility notes payable were $2,117,120 and $2,059,620 at March 31, 2019 and December 31, 2018, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $57,500 and $69,000 for the three months ended March 31, 2019 and 2018, respectively, and were generally used to pay certain mining lease obligations as well as other operating expenses. No principal or interest payments have made to Mr. Gibbs since the inception of the convertible credit facility. As of March 31, 2019 there remained $32,880 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $474,553 and $448,918 at March 31, 2019 and December 31, 2018, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $25,635 and $23,853 for the three months ended March 31, 2019 and 2018, respectively.

Note 7– Commitments and Contingencies

We are subject to various commitments and contingencies under the Langtry Lease/Option to Purchase as discussed in Note 2 – Mining Rights and Properties.

Note 8 – Share-based Compensation

2004 Equity Incentive Plan

All options previously issued under the 2004 Equity Incentive Plan as well as options issued outside the Plan expired unexercised in April 2018. No share based compensation expense was recorded for either the three months ended March 31, 2019 or 2018.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the three months ended March 31, 2019 and 2018, a total of $7,500 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. At March 31, 2019 and December 31, 2018, $67,500 and $72,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

At March 31, 2019 and December 31, 2018, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $474,553 and $448,918, respectively, representing unpaid interest on the convertible credit facility.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the three months ended March 31, 2019, Mr. Power made short-term advances to the Company totaling $1,000, which was repaid during the period. At March 31, 2019, advances totaling $25,000 had not been repaid.

During the three months ended March 31, 2018, Mr. Power made short-term advances to the Company totaling $6,750.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.

Note 10 – Subsequent Events

Subsequent to March 31, 2019 Mr. Gibbs has advanced $12,500 under the credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Silver Corporation and its consolidated subsidiary.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and our interim unaudited consolidated financial statements and notes thereto included with this report in Part I. Item 1.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

A summary of our results from operations is as follows:

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Exploration costs	$40,000	$20,825
General and administrative expenses	43,549	44,508
Total operating expenses	83,549	65,333
Operating loss	(83,549)	(65,333)
Total other income (expenses), net	(26,584)	4,974
Net loss	$(110,133)	$(60,359)

During the three months ended March 31, 2019, our net loss was $110,133 as compared to a net loss of $60,359 during the same period in 2018. The $49,774 increase in our loss was mainly attributable to certain lease maintenance costs charged to exploration costs in 2019 that had been capitalized in previous years, and changes in the value of the derivative liability during 2018 associated with a convertible note payable.

Operating expenses:

Our total operating expenses increased $18,216, or 28%, from $20,825 to $40,000 for the three months ended March 31, 2018 and 2019, respectively.

During the three months ended March 31, 2019, we incurred $40,000 of exploration costs representing the total annual lease option payment for the Langtry project. During the three months ended March 31, 2018, we incurred $20,825 of exploration costs representing only the portion of the annual lease option payment that were not deemed applicable to the purchase option price for the Langtry project.

Our general and administrative expenses decreased slightly by $959, or 2%, from $44,508 to $43,549 for the three months ended March 31, 2018 and 2019, respectively.

Other income and expense:

Our total other expenses, net was $26,584 during the three months ended March 31, 2019, as compared to total other income of $4,974 during the three months ended March 31, 2018.

For the three months ended March 31, 2019 other expenses consisted of interest expense totaling $26,584 which included $25,635 in interest expense associated with our related party convertible credit facility, and $949 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

For the three months ended March 31, 2018 we incurred a total of $24,746 in interest expense which included $23,637 in interest expense associated with our related party convertible credit facility, $216 associated with an installment note payable with our Chief Executive Officer, as well as $893 of interest expense associated with the 2015 convertible note payable.

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270. The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability. The Note was evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognized a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively. At March 31, 2018 the periodic valuation resulted in a $29,720 decrease in the derivative liability and a resulting credit to our results of operations as a change in the fair value of derivative liabilities. Upon the adoption of ASU 2017-11, the remaining liability was eliminated and credited to our accumulated deficit as a cumulative adjustment on January 1, 2019.

Liquidity and Capital Resources

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

At March 31, 2019, we had not yet achieved profitable operations and we have accumulated losses of $9,350,835 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective June 30, 2018, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,150,000, and effective December 31, 2018 we extended the maturity date to December 31, 2019.

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

Liquidity

As of March 31, 2019, we had $5,340 of cash and negative working capital of $2,813,977. This compares to cash on hand of $3,991 and negative working capital of $2,718,574 at December 31, 2018.

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

The convertible credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of March 31, 2019 total borrowings under the Credit Agreement were $2,117,120, leaving $32,880 of credit available for future borrowings.

The Langtry lease and option to purchase originated in March 2010, and had been subject to various amendments. A Lease/Purchase Option dated March 10, 2016, which modified the rental, option payments and lessor royalties covering the Langtry Property, replaced the lease and subsequent amendments thereto in its entirety. Details of the terms obligations of the Lease/Purchase Option are contained in Note 2 of the financial statements.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(56,151)	$(49,418)
Net cash used in investing activities	–	(20,825)
Net cash provided by financing activities	57,500	70,001
Net increase (decrease) in cash	1,349	(242)
Cash, beginning of period	3,991	664
Cash, end of period	$5,340	$422

Net cash used in operating activities:

Net cash used in operating activities was $56,151 and $49,418 during the three months ended March 31, 2019 and 2018, respectively.

Cash used in operating activities during the three months ended March 31, 2019 is primarily attributed to our $110,133 net loss. During the quarter, we prepaid certain amounts related to investor relations totaling $9,000. We also realized increases in accounts payable of $21,398, accrued interest on our notes payable of $25,635, and other accrued liabilities of $15,949.

Cash used in operating activities during the three months ended March 31, 2018 is primarily attributed to our $60,359 net loss. During the quarter, we prepaid certain amounts related to investor relations totaling $7,500. In addition, we realized increases in accounts payable of $18,149, accrued interest on our notes payable of $23,619, and other accrued liabilities of $6,393. In addition, we recognized a non-cash gain of $29,720 associated with the quarterly valuation of the derivative liability associated with a convertible note payable.

Net cash used in investing activities:

No cash was used in investing activities during the three months ended March 31, 2019 as compared to $20,825 during the three months ended March 31, 2018.

Cash used in investing activities during the three months ended March 31, 2018 represented the portion of the annual lease payments due under the 2016 Lease/Purchase Option that were applicable to the option purchase price. The total annual lease payment in 2018 was $41,650, of which 50%, or $20,825 was applicable to the option purchase price. As a result, we capitalized $20,825 as an investment in mineral rights, and expensed the remaining $20,825 as lease option costs, which is included in exploration costs as discussed above in Results of Operations. As a result of our asset impairment evaluation in December 2018, it was determined that all aspects of the lease payments shall be expensed as exploration costs and are discussed above in Results of Operations.

Net cash provided by financing activities:

Cash provided by financing activities during the three months ended March 31, 2019 was $57,500 compared to cash provided by financing activities of $70,001 during the same period in 2018.

For the three months ended March 31, 2019 borrowings under our convertible credit facility were $57,500. Also, during the three months ended March 31, 2019 the Company’s President had advanced a total of $1,000, all of which was repaid during the period.

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

Recent Accounting Pronouncements

On July 13, 2017, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I applies to financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II replaces the indefinite deferral for certain mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The pronouncement is effective for annual and interim periods beginning after December 15, 2018. The Company has adopted this standard on a modified retrospective basis on January 1, 2019.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 will be effective in fiscal years beginning after December 15, 2018 (with early adoption permitted). ASU 2016-02 mandates a modified retrospective transition method. The Company has adopted this standard, which did not have a material impact on its financial statements.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of March 31, 2019. Impairment losses were recognized during each of the years ended December 31, 2018 and 2017. As such, our mineral rights are net of $1,948,999 of impairment losses as of March 31, 2019.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure and insufficient formal management review processes over certain financial and accounting reports as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2018.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I. Item 1A. of our Annual Report on  Form 10-K for the year ended December 31, 2018.

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

ATHENA SILVER CORPORATION

Dated: May 15, 2019	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

