Form 10-Q
period 2019-06-30
ATHENA SILVER CORP
filed 2019-08-12
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [ X ]	Smaller Reporting Company [ X ]
Emerging Growth Company [ X ]

 Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [_] No [ X ]

On August 12, 2019, there were 36,532,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current Assets
Cash	$338	$3,991
Prepaid expenses	6,000	–
Total current assets	6,338	3,991

Mineral rights and properties - unproven, net of impairment of $1,948,999	185,290	185,290
Total assets	$191,628	$189,281

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$46,053	$27,656
Accrued liabilities - related parties	61,500	72,500
Accrued lease option liability	20,000	–
Accrued interest	14,807	12,871
Accrued interest - related parties	501,132	448,918
Advances payable - related party	26,000	25,000
Deed amendment liability - short-term portion	20,000	10,000
Derivative liabilities	–	14,730
Convertible note payable	51,270	51,270
Convertible credit facility - related party	2,141,620	2,059,620
Total current liabilities	2,882,382	2,722,565
Deed amendment liability	90,000	100,000
Total liabilities	2,972,382	2,822,565
Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,532,320 issued and outstanding	3,653	3,653
Additional paid-in capital	6,618,495	6,618,495
Accumulated deficit	(9,402,902)	(9,255,432)
Total stockholders' deficit	(2,780,754)	(2,633,284)
Total liabilities and stockholders' deficit	$191,628	$189,281

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Operating expenses:
Exploration costs	$–	$–	$40,000	$20,825
General and administrative expenses	24,501	35,616	68,050	80,124

Total operating expenses	24,501	35,616	108,050	100,949

Operating loss	(24,501)	(35,616)	(108,050)	(100,949)

Other income (expense):
Interest expense	(27,566)	(25,747)	(54,150)	(50,493)
Change in fair value of derivative liabilities	–	(10,280)	–	19,440
Total other income (expense)	(27,566)	(36,027)	(54,150)	(31,053)
Net loss	$(52,067)	$(71,643)	$(162,200)	$(132,002)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	36,532,320	36,369,133	36,532,320	36,286,187

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Three months ended June 30, 2019
Balance, March 31, 2019	36,532,320	$3,653	$6,618,495	$(9,350,835)	$(2,728,687)
Net loss, three months ended June 30, 2019	–	–	–	(52,067)	(52,067)
Balance, June 30, 2019	36,532,320	$3,653	$6,618,495	$(9,402,902)	$(2,780,754)

Three months ended June 30, 2018
Balance, March 31, 2018	36,202,320	$3,620	$6,602,028	$(9,027,529)	$(2,421,881)
Conversion of accrued director fees	330,000	33	16,467	–	16,500
Net loss, three months ended June 30, 2018	–	–	–	$(71,643)	$(71,643)
Balance, June 30, 2018	36,532,320	$3,653	$6,618,495	$(9,099,172)	$(2,477,024)

Six months ended June 30, 2019
Balance, December 31, 2018	36,532,320	$3,653	$6,618,495	$(9,255,432)	$(2,633,284)
Cumulative adjustment upon adoption of ASU 2017-11	–	–	–	14,730	14,730
Net loss, six months ended June 30, 2019	–	–	–	(162,200)	(162,200)
Balance, June 30, 2019	36,532,320	$3,653	$6,618,495	$(9,402,902)	$(2,780,754)

Six months ended June 30, 2018
Balance, December 31, 2017	36,202,320	$3,620	$6,602,028	$(8,967,170)	$(2,361,522)
Conversion of accrued director fees	330,000	33	16,467	–	16,500
Net loss, six months ended June 30, 2018	–	–	–	(132,002)	(132,002)
Balance, June 30, 2018	36,532,320	$3,653	$6,618,495	$(9,099,172)	$(2,477,024)

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(162,200)	$(132,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liabilities	–	(19,440)
Changes in operating assets and liabilities:
Prepaid expenses	(6,000)	(5,000)
Accounts payable	18,397	17,472
Accrued interest - related parties	52,214	48,289
Accrued liabilities and other liabilities	10,936	16,323
Net cash used in operating activities	(86,653)	(74,358)

Cash flows from investing activities:
Additions of mineral rights	–	(20,825)
Net cash used in investing activities	–	(20,825)

Cash flows from financing activities:
Proceeds from advances from related parties	10,250	7,250
Payments on advances from related parties	(9,250)	(3,500)
Borrowings from credit facility and notes payable - related parties	82,000	119,000
Payment on deed amendment liability	–	(10,000)
Payments on note payable - related party	–	(11,585)
Net cash provided by financing activities	83,000	101,165
Net increase (decrease) in cash	(3,653)	5,982
Cash at beginning of period	3,991	664
Cash at end of period	$338	$6,646

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$381
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash financing activities
Conversion of accrued director fees to common stock	$–	$16,500

Supplemental disclosure of non-cash transaction
Cumulative adjustment upon adoption of ASU 2017-11	$14,730	$–

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

Basis of Presentation

We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Under ASU 2016-02, a lessee will be required to recognize assets and liabilities for leases with terms of more than 12 months. Lessor accounting remains substantially similar to current GAAP. In addition, disclosures of leasing activities are to be expanded to include qualitative along with specific quantitative information. ASU 2016-02 will be effective in fiscal years beginning after December 15, 2018 (with early adoption permitted). ASU 2016-02 mandates a modified retrospective transition method. The Company has adopted this standard effective January 1, 2019. Since we have no leases in scope, the adoption did not have an impact on our financial statements.

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

At June 30, 2019, we had not yet achieved profitable operations and we have accumulated losses of $9,402,902 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective June 30, 2018, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,150,000. And effective December 31, 2018 the maturity date was extended to December 31, 2019.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock. Currently, there are no arrangements in place for additional equity funding or new loans.

Note 2 – Mineral Rights and Properties, net

Our mineral rights and mineral properties consist of:

	June 30, 2019	December 31, 2018
Mineral and other properties	$185,290	$185,290
Mineral rights - Langtry project	–	–
Mineral rights and properties - unproven, net	$185,290	$185,290

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

☐     Option payments: in order to maintain the option to purchase, we are required to pay option payments (“Option Payments”) as follows: $40,000 year 1; the greater of $40,000 or the spot price of 2,500 ounces of silver in years 2 through 5; the greater of $50,000 or the spot price of 2,500 ounces of silver in years 6 through 10; the greater of $75,000 or the spot price of 3,750 ounces of silver in years 11 through 15; and the greater of $100,000 or the spot price of 5,000 ounces of silver in years 16 through 20. 50% of all Option Payments are credited against the purchase price should the Company exercise the purchase option. The annual payments are due on March 15th each year.

In March 2018, we made the required year 3 payment totaling $41,650. 50% of the payment, or $20,825 was capitalized as mining rights as the amount is applicable to the option purchase price. The remaining $20,825 was expensed as lease option costs and included in exploration costs. In March 2019, the trustee overseeing this lease/option contract agreed to split the payment due on March 15, 2019 into two parts, with $20,000 due in March 2019, and the other $20,000 due in September 2019. The March payment was paid as scheduled, and the other $20,000 due in September is included on the balance sheet as Accrued lease option liability as of June 30, 2019.

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

☐     On May 28, 2015 we executed an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full. We have paid a total of $40,000 so far on this agreement, and the balance of $110,000 was outstanding as of March 31, 2019 and December 31, 2018. The next payment was due June 1, 2019, however this payment was not made until August 8, 2019, and was included in Deed amendment liability – short-term portion, on our June 30, 2019 balance sheet. If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

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

All commitments and obligations under our prior 2010 Lease and the 2016 Lease/Option to Purchase have been fulfilled to date. Future option payments and/or exploration and development of this property may require new equity and/or debt capital. In addition, as of June 30, 2019 all regulatory obligations due or accrued regarding our mineral rights had been paid, and all our claims remain in good standing.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at December 31,	Fair Value Measurement at December 31, 2018
	2018	Level 1	Level 2	Level 3

Derivative liability – Convertible note payable	$14,730	$–	$–	$14,730

The carrying values of cash and cash equivalents, accounts payable, accrued liabilities and other short-term debt, approximate their fair value because of the short-term nature of these financial instruments.

Note 5 – Convertible Note Payable

Effective April 1, 2015, the Company executed a convertible promissory note (the “Note”) in the principal amount of $51,270 in favor of Clifford Neuman, the Company’s legal counsel, representing accrued and unpaid fees for past legal services. The Note is unsecured and accrues interest at the rate of 6% per annum, compounded quarterly, and is due on demand. The principal and accrued interest due under the Note may be converted, at the option of the holder, into shares of the Company’s common stock at a conversion price of $0.0735 per share, which represented the market price of the Company’s common stock on the date the Note was made. The conversion price is subject to adjustment in the event the Company sells shares of common stock or common stock equivalent at a price below the conversion price.

The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, prior to the prospective adoption of ASU 2017-11 on January 1, 2019, the conversion features of the Note were considered a discount to the Note. However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception. The Note was evaluated quarterly, and upon any quarterly valuations in which the value of the conversion option changed we recognized a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively.

As discussed in Note 3, the Company adopted ASU 2017-11 on January 1, 2019, which resulted in the elimination of the derivative liability of $14,730 at December 31, 2018 as a cumulative adjustment to accumulated deficit.

Accrued interest totaled $14,807 and $12,871 at June 30, 2019 and December 31, 2018, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

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

Total principal amounts owed under the credit facility notes payable were $2,141,620 and $2,059,620 at June 30, 2019 and December 31, 2018, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $82,000 and $119,000 for the six months ended June 30, 2019 and 2018, respectively, and were generally used to pay certain mining lease obligations as well as other operating expenses. No principal or interest payments have made to Mr. Gibbs since the inception of the convertible credit facility. As of June 30, 2019 there remained $8,380 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $501,132 and $448,918 at June 30, 2019 and December 31, 2018, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $26,579 and $24,818 for the three months ended June 30, 2019 and 2018, respectively. Total related party interest expense was $52,214 and $48,670 for the six months ended June 30, 2019 and 2018, respectively.

Note 7– Commitments and Contingencies

We are subject to various commitments and contingencies under the Langtry Lease/Option to Purchase as discussed in Note 2 – Mining Rights and Properties.

Note 8 – Share-based Compensation

2004 Equity Incentive Plan

All options previously issued under the 2004 Equity Incentive Plan as well as options issued outside the Plan expired unexercised in April 2018. No share based compensation expense was recorded for either the three or six-months ended June 30, 2019 or 2018.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the three and six-months ended June 30, 2019 and 2018, a total of $7,500 and $15,000, respectively, was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. At June 30, 2019 and December 31, 2018, $61,500 and $72,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

At June 30, 2019 and December 31, 2018, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $501,132 and $448,918, respectively, representing unpaid interest on the convertible credit facility.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the six months ended June 30, 2019, Mr. Power made short-term advances to the Company totaling $10,250, and was repaid $9,250 during the period. At June 30, 2019 and December 31, 2018 a total of $26,000 and $25,000 of advances were outstanding and included in Advances payable – related party on the accompanying balance sheets. During the six months ended June 30, 2018, Mr. Power had made short-term advances to the Company totaling $7,250, and was repaid $3,500 during the period.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical. As of June 30, 2019, a total of $16,450 of Company charges was owed to Mr. Power and is included in Accounts payable on the Company’s consolidated balance sheet.

Note 10 – Subsequent Events

Subsequent to June 30, 2019 Mr. Gibbs has advanced $8,000 under the credit facility.

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

Results of Operations for the Three Months Ended June 30, 2019 and 2018

A summary of our results from operations is as follows:

	Three Months Ended June 30,
	2019	2018
Operating expenses:
Exploration costs	$–	$–
General and administrative expenses	24,501	35,616
Total operating expenses	24,501	35,616
Operating loss	(24,501)	(35,616)
Total other expenses, net	(27,566)	(36,027)
Net loss	$(52,067)	$(71,643)

During the three months ended June 30, 2019, our net loss was $52,067 as compared to a net loss of $71,643 during the same period in 2018. The $19,576 decrease in our loss was mainly attributable to decreases in certain professional services as well as changes in the value of the derivative liability during 2018 associated with a convertible note payable.

Operating expenses:

Our total operating expenses decreased $11,115, or 31%, from $35,616 to $24,501 for the three months ended June 30, 2018 and 2019, respectively.

No exploration costs were incurred during either three months ended June 30, 2019 or 2018.

Our general and administrative expenses decreased by $11,115, or 31%, from $35,616 to $24,501 for the three months ended June 30, 2018 and 2019, respectively. The decrease is primarily attributed to a decrease in certain professional services.

Other income and expense:

Our total other expenses, net was $27,566 during the three months ended June 30, 2019, as compared to total other expenses, net of $36,027 during the three months ended June 30, 2018.

For the three months ended June 30, 2019 other expenses consisted of interest expense totaling $27,566 which included $26,579 in interest expense associated with our related party convertible credit facility, and $987 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

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

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270. The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability. The Note was evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognized a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively. At June 30, 2018 the periodic valuation resulted in a $10,280 increase in the derivative liability and a resulting charge to our results of operations as a change in the fair value of derivative liabilities. Upon the adoption of ASU 2017-11, the remaining liability was eliminated and credited to our accumulated deficit as a cumulative adjustment on January 1, 2019.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

A summary of our results from operations is as follows:

	Six Months Ended June 30,
	2019	2018
Operating expenses:
Exploration costs	$40,000	$20,825
General and administrative expenses	68,050	80,124
Total operating expenses	108,050	100,949
Operating loss	(108,050)	(100,949)
Total other expenses, net	(54,150)	(31,053)
Net loss	$(162,200)	$(132,002)

During the six months ended June 30, 2019, our net loss was $162,200 as compared to a net loss of $132,002 during the same period in 2018. The $30,198 increase in our loss was mainly attributable to certain lease maintenance costs charged to exploration costs in 2019 that had been capitalized in previous years, and changes in the value of the derivative liability during 2018 associated with a convertible note payable.

Operating expenses:

Our total operating expenses increased $7,101, or 7%, from $100,949 to $108,050 for the six months ended June 30, 2018 and 2019, respectively.

During the six months ended June 30, 2019, we incurred $40,000 of exploration costs representing the total annual lease option obligations for the Langtry project. In March 2019, the trustee overseeing this lease/option contract agreed to split the payment due on March 15, 2019 into two parts, with $20,000 due in March 2019, and the other $20,000 due in September 2019. The March payment was paid as scheduled, and the other $20,000 due in September is included in Accrued lease option liability as of June 30, 2019. During the six months ended June 30, 2018, we incurred $20,825 of exploration costs representing only the portion of the annual lease option payment that were not deemed applicable to the purchase option price for the Langtry project.

Our general and administrative expenses decreased by $12,074, or 15%, from $80,124 to $68,050 for the six months ended June 30, 2018 and 2019, respectively. The decrease is primarily attributed to a decrease in certain professional services and reduced executive travel.

Other income and expense:

Our total other expenses, net was $54,150 during the six months ended June 30, 2019, as compared to total other expenses, net of $31,053 during the six months ended June 30, 2018.

For the six months ended June 30, 2019 other expenses consisted of interest expense totaling $54,150 which included $52,214 in interest expense associated with our related party convertible credit facility, and $1,936 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

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

In April 2015, we converted certain amounts due our primary legal counsel to a convertible note payable in the face amount of $51,270. The Note contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, the conversion features of the Note were considered a discount to the Note at its inception of $31,710, which was charged to interest expense in the second quarter of 2015, and the establishment of a derivative liability. The Note was evaluated quarterly, and upon any quarterly valuations in which the value of the discount changes we recognized a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively. At June 30, 2018 the periodic valuation resulted in a $19,440 decrease in the derivative liability and a resulting credit to our results of operations as a change in the fair value of derivative liabilities. Upon the adoption of ASU 2017-11, the remaining liability was eliminated and credited to our accumulated deficit as a cumulative adjustment on January 1, 2019.

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

At June 30, 2019, we had not yet achieved profitable operations and we have accumulated losses of $9,402,902 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective June 30, 2018, we amended our credit agreement with Mr. John Gibbs, a related party, to increase the borrowing limit under the convertible credit facility to $2,150,000, and effective December 31, 2018 we extended the maturity date to December 31, 2019.

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

Liquidity

As of June 30, 2019, we had $338 of cash and negative working capital of $2,876,044. This compares to cash on hand of $3,991 and negative working capital of $2,718,574 at December 31, 2018.

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

The convertible credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of June 30, 2019 total borrowings under the Credit Agreement were $2,141,620, leaving $8,380 of credit available for future borrowings.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(86,653)	$(74,358)
Net cash used in investing activities	–	(20,825)
Net cash provided by financing activities	83,000	101,165
Net increase (decrease) in cash	(3,653)	5,982
Cash, beginning of period	3,991	664
Cash, end of period	$338	$6,646

Net cash used in operating activities:

Net cash used in operating activities was $86,653 and $74,358 during the six months ended June 30, 2019 and 2018, respectively.

Cash used in operating activities during the six months ended June 30, 2019 is primarily attributed to our $162,200 net loss. During the period we prepaid certain amounts related to investor relations totaling $6,000. We also realized increases in accounts payable of $18,397, accrued interest on our notes payable of $52,214, and other accrued liabilities of $10,936.

Cash used in operating activities during the six months ended June 30, 2018 is primarily attributed to our $132,002 net loss. During the period we prepaid certain amounts related to investor relations totaling $5,000. In addition, we realized increases in accounts payable of $17,472, accrued interest on our notes payable of $48,289, and other accrued liabilities of $16,323. In addition, we recognized a non-cash gain of $19,440 associated with the quarterly valuation of a derivative liability associated with a convertible note payable.

Net cash used in investing activities:

No cash was used in investing activities during the six months ended June 30, 2019 as compared to $20,825 during the six months ended June 30, 2018.

Cash used in investing activities during the six months ended June 30, 2018 represented the portion of the annual lease payments due under the 2016 Lease/Purchase Option that were applicable to the option purchase price. The total annual lease payment in 2018 was $41,650, of which 50%, or $20,825 was applicable to the option purchase price. As a result, we capitalized $20,825 as an investment in mineral rights, and expensed the remaining $20,825 as lease option costs, which is included in exploration costs as discussed above in Results of Operations. As a result of our asset impairment evaluation in December 2018, it was determined that all aspects of the lease payments shall be expensed as exploration costs and are discussed above in Results of Operations.

Net cash provided by financing activities:

Cash provided by financing activities during the six months ended June 30, 2019 was $83,000 compared to cash provided by financing activities of $101,165 during the same period in 2018.

For the six months ended June 30, 2019 borrowings under our convertible credit facility were $82,000. Also, during the six months ended June 30, 2019 the Company’s President had advanced a total of $10,250, of which $9,250 was repaid during the period.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of June 30, 2019. Impairment losses were recognized during each of the years ended December 31, 2018 and 2017. As such, our mineral rights are net of $1,948,999 of impairment losses as of June 30, 2019.

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

ATHENA SILVER CORPORATION

Dated: August 12, 2019	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

