Form 10-K/A
period 2018-12-31
ATHENA SILVER CORP
filed 2019-11-22
CIK 1304409

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”) of Athena Silver Corporation is being filed for the purpose of revising Exhibit 31 - Certification Page, to the Form 10-K as required by Item 601(b)(31) of Regulation S-K.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K (i.e., occurring after March 29, 2019) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed by the registrant with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K and the registrant’s other filings with the SEC.

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

ATHENA SILVER CORPORATION

Date: November 22, 2019	By: /s/ John C. Power John C. Power Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power John C. Power	Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)	November 22, 2019
November 22, 2019
/s/ Brian Power Brian Power	Director

52