Form 10-K
period 2019-12-31
ATHENA SILVER CORP
filed 2020-03-30
CIK 1304409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Registrant's telephone number, including area code: (707) 291-6198

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $300,576 based upon the last sale price of $0.03 as reported on the OTC.QB effective June 28, 2019.

The number of shares outstanding of the registrant’s common stock, as of March 19, 2020 is 36,532,320.

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

ii

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

In March 2010, we entered into a Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) which superseded the Purchase Agreement and granted us a 20-year lease to develop and conduct mining operations on the Langtry Property, also with an option to purchase. Effective November 28, 2012, December 19, 2013, and January 21, 2015, we executed Amendments No. 1, 2 and 3, respectively, to the Langtry Lease modifying certain terms.

In March 2016, we entered into a new lease/option agreement further described herein that replaced the prior mining lease and its amendments #1, #2 and #3. In addition to the patented claims controlled through this mining lease, the Company has staked and acquired unpatented mining claims that together represent the Langtry project.

On February 24, 2020, the Company signed an Amendment No. 1 to Lease with an Option to Purchase dated March 10, 2016 (the “Amendment”), whereby the Company and the Lessor have agreed to a revised payment schedule for fixed amounts of $45,000 and $50,000 respectively for the 2020 and 2021 option payments. The fixed amounts payable in 2020 and 2021 are due in equal quarterly amounts of $11,250 in 2020 and $12,500 in 2021 due on March 15, June 15, September 15 and December 15 in each year.

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

During 2018, the Company again evaluated its mineral rights and properties for impairment and determined that due to the continued low silver prices, as well as the Company’s limited access to capital for further development of the Langtry project, additional impairment of the remaining mineral rights assets totaling $63,183 was recorded at December 31, 2018. After this impairment, the carrying amount of these mineral rights was zero.

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

Athena, Magellan and Silver Saddle are exploration stage companies, and each is involved in the business of acquisition and exploration of mineral resources.

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

SUMMARY PROVISIONS OF THE LANGTRY LEASE/OPTION

In 2010, Athena Minerals, Inc., our wholly-owned subsidiary (“Athena Minerals” or “we”), entered into a 20 year Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) granting us the exclusive right to explore, develop and conduct mining operations on a group of 20 patented mining claims consisting of approximately 413 acres that comprise our Langtry Property (“Langtry” or the “Langtry Property”). Effective November 28, 2012, December 19, 2013 and January 21, 2015, we executed Amendments No. 1, 2 and 3, respectively, to the Langtry Lease modifying certain terms.

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

•

On May 28, 2015 we executed an amendment to the deed reserving the Mobil Exploration royalty to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full. We have paid a total of $50,000 so far on this agreement. If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.]

•

On February 24, 2020, the Company signed an Amendment No. 1 to Lease with an Option to Purchase dated March 10, 2016 (the “Amendment”), whereby the Company and the Lessor have agreed to a revised payment schedule for fixed amounts of $45,000 and $50,000 respectively for the 2020 and 2021 option payments. The fixed amounts payable in 2020 and 2021 are due in equal quarterly amounts of $11,250 in 2020 and $12,500 in 2021 due on March 15, June 15, September 15 and December 15 in each year.

•	As of the date of the filing of this Report, we have not made the Option Payment which was due on March 15, 2020. There is a 30 day cure period under the Lease Option. We are currently evaluating whether to make the Option Payment or forfeit the Lease Option agreement altogether. If we determine to not cure the Option Payment default, the Lessor has the right to terminate the Lease Option. If that occurs, we will continue to hold the appurtenant unpatented mining claims.

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

During 2018, the Company again evaluated its mineral rights and properties for impairment and determined that due to the continued low silver prices, as well as the Company’s limited access to capital for further development of the Langtry project, additional impairment of the remaining mineral rights assets totaling $63,183 was recorded at December 31, 2018. After this impairment, the carrying amount of these mineral rights was zero.

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

BLM Serial No.	Claim Name
CAMC 0290264	LILLY #11
CAMC 0290265	LILLY #12
CAMC 0290266	LILLY #13
CAMC 0290267	LILLY #14
CAMC 0290268	LILLY #15
CAMC 0290269	LILLY #16
CAMC 0290270	LILLY #17
CAMC 0290271	LILLY #18
CAMC 0290272	LILLY #19
CAMC 0289957	SILVERADO #30
CAMC 0289958	SILVERADO #31
CAMC 0289960	SILVERADO #33
CAMC 0289962	SILVERADO #35
CAMC 0289963	SILVERADO #36

OTHER UNPATENTED MINING CLAIMS

On December 14, 2011, we staked and subsequently filed with the BLM, on March 13, 2012, four unpatented lode claims located in San Bernardino County, California. We renewed these claims annually until 2017 when we elected let these claims lapse as of August 31, 2017 to reduce our costs. The claims are located in Sections 7 and 18, Township 10 North, Range 1 West and Sections 12 and 13, Township 10 North, Range 2 West, San Bernardino Base & Meridian. The claims are adjacent to a historic silver mine known as the Waterman Mine (the “Waterman Claims”). There are no known reserves on these claims.

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

The disseminated silver mineralization, hosted in the brecciated Barstow Formation, consists of pervasive silicification with barite, grading with depth to quartz with lesser barite, minor hematite, calcite, and silver bearing sulfides, mostly acanthite with very fine-grained native silver. Sphalerite and galena were identified from microscopy in grains typically smaller than 25 microns. Argentojarocite and cerargyrite are also reported locally. A separate event with magnetite and manganese oxide and silver mineralization is also known from the district.

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

We are currently working with our consultants to develop additional exploration plans subject to available funding. Future work could include core drilling and metallurgical studies, but no firm plans or budgets have been completed. Any proposed program would be exploratory in nature.

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

During 2018, the Company again evaluated its mineral rights and properties for impairment and determined that due to the continued low silver prices, as well as the Company’s limited access to capital for further development of the Langtry project, additional impairment of the remaining mineral rights assets totaling $63,183 was recorded at December 31, 2018. After this impairment, the carrying amount of these mineral rights was zero.

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

We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or extracted by us should not be considered proven or probable mineral reserves. As of December 31, 2019 none of our mineralized material met the definition of proven or probable mineral reserves. We expect to remain an exploration stage company for the foreseeable future, even though we were extracting and processing mineralized material. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable mineral reserves that meet the guidelines under SEC Industry Guide 7.

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

SILVER PRICES

Our operating results are substantially dependent upon the world market prices of silver. We have no control over silver prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low London Fix prices of silver (as reported by www.kitco.com) per ounce during the periods indicated:

	Year Ended December 31,
	2019		2018		2017
	High	Low	High	Low	High	Low
Silver	$19.30	$14.37	$17.52	$13.97	$18.56	$15.22

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the report of our auditors issued in connection with our financial statements for the years ended December 31, 2019 and 2018, contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

Uncontrollable events like the COVID-19 pandemic may negatively impact our operations.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

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

During 2018, the Company again evaluated its mineral rights and properties for impairment and determined that due to the continued low silver prices, as well as the Company’s limited access to capital for further development of the Langtry project, additional impairment of the remaining mineral rights assets totaling $63,183 was recorded at December 31, 2018. After this impairment, the carrying amount of these mineral rights was zero.

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

The aggregate effect of these factors on metals prices is impossible for us to predict. Decreases in metals prices could adversely affect our ability to finance the exploration and development of our properties, which would have a material adverse effect on our financial condition and results of operations and cash flows. There can be no assurance that metals prices will not decline. As reported on the website www.kitco.com, during the three-year period ended December 31, 2019, the high and low settlement prices for silver were $19.30 and $13.97 per ounce, respectively.

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

None.

ITEM 4 – REMOVED AND RESERVED.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our outstanding shares of common stock traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” from January 1, 2007 to February 5, 2010. Effective February 5, 2010, our outstanding shares of common stock have traded over-the-counter and quoted on the OTCBB under the symbol “AHNR”. Our common stock is quoted currently on the OTC.QB of the OTC Markets Group, Inc. under the symbol “AHNR.” The reported high and low prices for our common stock are shown below for the period from January 1, 2018 through December 31, 2019. All quoted prices reflect inter-dealer prices without retail markup, mark-down or commission and may not necessarily represent actual transactions.

	2019		2018
	High	Low	High	Low
First quarter ended March 31	$0.02	$0.02	$0.33	$0.04
Second quarter ended June 30	$0.04	$0.01	$0.30	$0.04
Third quarter ended September 30	$0.06	$0.02	$0.05	$0.03
Fourth quarter ended December 31	$0.05	$0.02	$0.04	$0.02

Registered Holders of our Common Stock

As of February 20, 2020, there were approximately 60 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Our holdings consist of a Mining Lease with Option to Purchase (“Langtry Lease” “Langtry” or the “Lease”), as well as other mining and investment properties acquired in cash sales. All mining assets are located in the Calico Mining District in San Bernardino County, California. The Lease expires in 2036 and grants us the right to develop and conduct mining operations on a 413-acre group of 20 patented claims subject to our annual option payment obligations. Our other mining and investment properties totaling approximately 850 acres are located adjacent to, or near the Langtry property in San Bernardino, California.

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

Results of Operations:

Results of Operations for the Years Ended December 31, 2019 and 2018

A summary of our results from operations is as follows:

	Years Ended December 31,
	2019	2018
Operating expenses:
Exploration costs	$40,000	$20,825
General and administrative expenses	115,266	144,225
Impairment of mineral rights	–	63,183
Total operating expenses	155,266	228,233
Operating loss	(155,266)	(228,233)
Total other expenses, net	(110,980)	(60,029)
Net loss	$(266,246)	$(288,262)

For the year ended December 31, 2019, our net loss was $266,246 as compared to a net loss of $288,262 during the same period in 2018. The $22,016 decrease in our loss was mainly attributable to the impairment loss and the effect of the change in the derivative liability in 2018.

Operating expenses:

Our total operating expenses decreased $72,967, or 32%, from $228,233 to $155,266 for the years ended December 31, 2018 and 2019, respectively.

During the year ended December 31, 2019, we incurred $40,000 of exploration costs representing the total annual lease option obligations for the Langtry project. In March 2019, the trustee overseeing this lease/option contract agreed to split the payment due on March 15, 2019 into two parts, with $20,000 due in March 2019, and the other $20,000 due in September 2019. The March payment was paid as scheduled. During September 2019, the trustee agreed to split the $20,000 payment originally due in September 2019, into two $10,000 payments due on October 15, 2019 and November 15, 2019. The payment due on October 15, 2019 was paid as agreed. As of December 31, 2019, the remaining $10,000 obligation was not yet paid and is therefore included on the consolidated balance sheet as an Accrued lease option liability. This amount was subsequently paid in February 2020. During the year ended December 31, 2018, we incurred $20,825 of exploration costs representing only the portion of the annual lease option payment that were not deemed applicable to the purchase option price for the Langtry project.

Our general and administrative expenses decreased by $28,959, or 20%, from $144,225 to $115,266 for the year ended December 31, 2018 and 2019, respectively. The decrease is primarily attributed to a decrease in certain professional services.

On December 31, 2018 due to the continued low silver prices and our limited access to capital to further develop the project, we recognized an additional impairment loss of $63,183 also associated with the Langtry project. No impairment losses were recognized during the year ended December 31, 2019.

Other income and expense:

Our total other expenses, net was $110,980 during the year ended December 31, 2019, as compared to total other expenses, net of $60,029 during the year ended December 31, 2018.

For the year ended December 31, 2019 other expenses consisted entirely of interest expense totaling $110,980 which included $106,954 associated with our related party convertible credit facility, and $4,026 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

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

At December 31, 2019, we had not yet achieved profitable operations and we have accumulated losses of $9,506,948 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due Effective September 30, 2019, we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the convertible credit facility to $2,400,000, and effective December 31, 2019 we amended the agreement to extend the maturity date to June 30, 2020.

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

Liquidity

As of December 31, 2019, we had $117 of cash and negative working capital of $2,980,090. This compares to cash on hand of $3,991 and negative working capital of $2,718,574 at December 31, 2018.

We have a Credit Agreement with a significant shareholder, as amended, which provides us with an unsecured credit facility in the maximum borrowing amount of $2,400,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on June 30, 2020, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.

The convertible credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of December 31, 2019, total borrowings under the Credit Agreement were $2,202,120, leaving $197,880 of credit available for future borrowings.

The Langtry lease and option to purchase originated in March 2010, and had been subject to various amendments. A Lease/Purchase Option dated March 10, 2016, which modified the rental, option payments and lessor royalties covering the Langtry Property, replaced the lease and subsequent amendments thereto in its entirety. Details of the terms obligations of the Lease/Purchase Option are contained in Note 3 of the financial statements.

On February 24, 2020, the Company signed an Amendment No. 1 to Lease with an Option to Purchase dated March 10, 2016 (the “Amendment”), whereby the Company and the Lessor have agreed to a revised payment schedule for fixed amounts of $45,000 and $50,000 respectively for the 2020 and 2021 option payments. The fixed amounts payable in 2020 and 2021 are due in equal quarterly amounts of $11,250 in 2020 and $12,500 in 2021 due on March 15, June 15, September 15 and December 15 in each year.

As of the date of the filing of this Report, we have not made the Option Payment which was due on March 15, 2020. There is a 30 day cure period under the Lease Option. We are currently evaluating whether to make the Option Payment or forfeit the Lease Option agreement altogether. If we determine to not cure the Option Payment default, the Lessor has the right to terminate the Lease Option. If that occurs, we will continue to hold the appurtenant unpatented mining claims.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(140,824)	$(117,339)
Net cash used in investing activities	–	(20,825)
Net cash provided by financing activities	136,950	141,491
Net (decrease) increase in cash	(3,874)	3,327
Cash, beginning of period	3,991	664
Cash, end of period	$117	$3,991

Net cash used in operating activities:

Net cash used in operating activities was $140,824 and $117,339 during the year ended December 31, 2019 and 2018, respectively.

Cash used in operating activities during the year ended December 31, 2019 is primarily attributed to our $266,246 net loss. We also realized increases in accounts payable of $442, accrued interest on our notes payable of $106,954, and other accrued liabilities of $18,026.

Cash used in operating activities during the year ended December 31, 2018 is primarily attributed to our $288,262 net loss, which includes a non-cash mining rights impairment charge of $63,183. In addition, we recognized a non-cash gain of $43,610 associated with the quarterly valuations of a derivative liability associated with a convertible note payable.

We also realized increases in accounts payable of $23,651, accrued interest on our notes payable of $99,410, and other accrued liabilities of $28,289.

Net cash used in investing activities:

No cash was used in investing activities during the year ended December 31, 2019 as compared to $20,825 during the year ended December 31, 2018.

Cash used in investing activities during the year ended December 31, 2018 represented the portion of the annual lease payments due under the 2016 Lease/Purchase Option that were applicable to the option purchase price. The total annual lease payment in 2018 was $41,650, of which 50%, or $20,825 was applicable to the option purchase price. As a result, we capitalized $20,825 as an investment in mineral rights, and expensed the remaining $20,825 as lease option costs, which is included in exploration costs as discussed above in Results of Operations. As a result of our asset impairment evaluation in December 2018, it was determined that all aspects of the lease payments shall be expensed as exploration costs and are discussed above in Results of Operations.

Net cash provided by financing activities:

Cash provided by financing activities during the year ended December 31, 2019 was $136,950 compared to cash provided by financing activities of $141,491 during the same period in 2018.

For the year ended December 31, 2019 borrowings under our convertible credit facility were $142,500. Also, during the year ended December 31, 2019 the Company’s President had advanced a total of $31,100, of which $26,650 was repaid during the period. In addition, in August we paid the $10,000 on our deed amendment liability that was due on June 1, 2019. The next scheduled payment of $10,000 will be due on June 1, 2020.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2019. Impairment losses were recognized during each of the years ended December 31, 2018 and 2017. As such, our mineral rights are net of $1,948,999 of impairment losses as of December 31, 2019.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2019. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

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

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many exploration stage companies. We may not be able to fully remediate the material weakness until we commence mining operations at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position

John C. Power(1)	57	CEO, President, CFO, Secretary and Director

Brian Power(1)	54	Director

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

Director Independence

Our common stock is listed on the OTC Market Inc.’s OTCQB and OTC Pinks inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): None. John C. Power and Brian Power would not be considered “independent” under the NASDAQ rule due to the fact that John C. Power is an officer and Brian Power is John C. Power’s brother.

Board Meetings

During the year ended December 31, 2019 Our Board held no meetings but has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2019, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

ITEM 11 – EXECUTIVE COMPENSATION

Director Compensation

The following table summarizes all director compensation in the most recent fiscal year ended December 31, 2019. There are no standard compensation arrangements in place for our directors.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John C. Power	–
Brian Power	–

Executive Compensation

The executive officers for the most recent fiscal year ended December 31, 2019 are as follows:

John C. Power, CEO, President, CFO, Secretary and director.

Summary Compensation Table

The following table sets forth all compensation recorded by us to Mr. Power during the years ended December 31, 2019 and 2018:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power,	2019	30,000	–	–		–	–	–	30,000
President	2018	30,000	–	–	–	–	–	–	30,000

Mr. Power is our only executive officer. We entered into a one-year consulting agreement with Mr. Power at the rate of $30,000 per year for his part-time service as our President. Mr. Power devotes approximately 25% of his time and attention to our business.

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

None

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

The following table shows the number of shares owned as of December 31, 2019 and the percentage of outstanding common stock owned as of that date. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	15,583,324	(4)	42.65%

John C. Power	3,972,500		10.87

Clifford L. Neuman 8300 Greenwood Drive Niwot, CO, 80503	3,586,030	(5)	9.67

Bruce and Elizabeth Strachan Trustees UTA dtd 7/25/07 P.O. Box 577, Joshua Tree, CA 92252-0577	2,880,470		7.88

Brian Power	100,000		nil

All officers and directors as a group (two persons)	4,072,500		11.15

______________

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

(2)	Under SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 36,532,320 shares outstanding on March 19, 2020.

(4)	Includes 5,165,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder; includes 500,000 shares owned by Redwood Microcap Fund, of which Mr. Gibbs is a control person.

(5)	Includes 3,030,523 shares of common stock and an additional 553,507 shares of common stock issuable in partial conversion of a convertible promissory note in the principal amount of $51,270 convertible into shares of common stock at a conversion price of $0.0735 per share. The convertible note has a blocker provision that precludes its conversion if as a result of such conversion the holder would own more than 9.9% of the Company’s total issued and outstanding shares. Includes 1,000 shares owned by Ratna Foundation a non-profit organization (now known as Mindfulness Peace Project) of which Mr. Neuman is a Director and 1,000 shares owned by Ratna Enterprises, LLC of which Mr. Neuman is a 50% owner.

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

The aggregate fees billed for the years ended December 31, 2019 and 2018, for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2019	2018
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$24,500	$24,500

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"		–

Tax fees - tax compliance, tax advice and tax planning	$1,500	3,000

All other fees - services provided by our principal accountants other than those identified above		–
Total fees	$26,000	$27,500

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
(1)	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
(1)	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
(1)	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
(1)	3.2	By-Laws
(1)	4.1	2004 Equity Incentive Plan
(1)	4.2	Form of Subscription Agreement
(1)	4.3	Specimen common stock certificate
(1)	10.1	Lease Agreement
(1)	10.2	Form of Escrow Agreement
(1)	10.3	Amended Trademark Assignment
(1)	10.3.2	Initial Assignment of Trademark
(1)	10.4	Lock-up Letter for Brian Power
(1)	10.5	Lock-up Letter for John C. Power
(1)	10.6	Lock-up Letter for J. Andrew Moorer
(1)	10.7	Amended Fund Escrow Agreement
(1)	10.8	Lease Agreement with Golden West Brewing Company
(1)	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
(1)	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
(1)	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
(1)	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
(1)	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
(1)	10.14	Amended and Restated Assignment and Assumption
(1)	10.15	August 7, 1998 Distribution Agreement
(1)	10.16	Territorial Agreement
(1)	10.17	November 4, 2002 Distribution Agreement
(1)	10.18	June 1, 2001 Authorization
(1)	10.19	.July 22, 2004 Authorization
(1)	10.20	September 1, 2005 Authorization
(1)	10.22	Second Amended Fund Escrow Agreement
(1)	10.23	Contract with New Zealand Hops, Ltd., 2006
(1)	10.24	Contract with New Zealand Hops, Ltd., 2007
(1)	10.25	Second Amended and Restated Assignment and Assumption
(1)	10.26	Third Amended Fund Escrow Agreement
(1)	10.27	Secured Promissory Note with John C. Power
(1)	10.28	Secured Promissory Note with Power Curve, Inc.
(1)	10.29	General Security Agreement with John C. Power and Power Curve, Inc.

(51)	10.30	Production Agreement with Bison Brewing Co.
(51)	10.31	Employment Agreement with David Del Grande
(2)	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
(4)	10.33	Employment Agreement with Mark Simpson
(4)	10.34	Consultation Agreement with Artisan Food and Beverage Group
(5)	10.35	Credit Agreement dated December 11, 2007
(6)	10.36	Promissory Note dated March 12, 2008
(6)	10.37	Security Agreement dated March 12, 2008
(6)	10.38	Guaranty Agreement dated March 12, 2008
(7)	10.39	Convertible Debenture dated December 31, 2008
(7)	10.40	Security Agreement dated December 31, 2008
(7)	10.41	Hypothecation Agreement dated December 31, 2008
(8)	10.42	Mendocino Production Agreement
(9)	10.43	Exclusive Consignment Agency Agreement
(10)	10.44	Settlement Stipulation with BRK Holdings, LLC
(11)	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
(11)	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
(11)	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
(11)	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
(11)	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
(11)	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
(11)	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
(11)	10.52	Factoring Agreement dated April 28, 2009
(12)	10.53	Agreement to Convert Debt Clifford L. Neuman PC
(12)	10.54	Agreement to Convert Debt Clifford L. Neuman
(12)	10.55	Agreement to Convert Debt John Power
(12)	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
(12)	10.57	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.58	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
(12)	10.60	Agreement to Convert Debt Shana Capital, Ltd.
(13)	10.61	Asset Purchase Agreement dated May 7, 2009
(14)	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
(14)	10.63	Articles of Incorporation of Athena Minerals, Inc.
(15)	10.64	Sale and Purchase Agreement and Joint Escrow Instructions dated December 9, 2009
(15)	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions dated January 5, 2010
(15)	10.66	Promissory Note from Athena Minerals, Inc. to John Power dated January 5, 2010
(16)	10.67	Mining Lease and Option to Purchase dated March 11, 2010
(17)	10.68	Intellectual Property Assignment dated June 25, 2010
(18)	10.69	Promissory Notes John C. Power and John D. Gibbs dated June 30, 2010

(19)	10.70	Promissory Note John D. Gibbs dated August 3, 2010
(20)	10.71	Agreement to Convert Debt – Clifford L. Neuman
(21)	10.72	Agreements to Convert Debt – Donaldson and Kirby
(22)	10.73	Agreement to Convert Debt – Clifford L. Neuman
(23)	10.74	Agreement to Convert Debt – Huss and Strachan
(24)	10.75	Stock Purchase Agreement; Indemnity Agreement and Amendment No. 1 to Indemnity Agreement each dated December 31, 2010
(25)	10.76	Consent of Schumacher & Associates dated March 7, 2011
(26)	10.77	Marketing Agreement with Bill Fishkin dated April 1, 2011
(26)	10.78	Agreement to Convert Debt with Donaldson Consulting Services, Inc. dated May 31, 2011
(27)	10.79	Term Sheet with LeRoy Wilkes dated July 14, 2011
(28)	10.80	Accredited Members Agreement dated August 31, 2011
(29)	10.81	Promissory Note – John D. Gibbs dated October 26, 2011
(29)	10.82	Promissory Note – John D. Gibbs dated November 15, 2011
(30)	10.83	Marketing Agreement with Bill Fishkin dated December 1, 2011
(31)	10.84	Advisor Agreement with GVC Capital, LLC dated January 30, 2012
(32)	10.85	Promissory Note – John D. Gibbs dated March 18, 2012
(33)	10.86	Promissory Note – John D. Gibbs dated February 2, 2012
(34)	10.87	Promissory Note – John D. Gibbs dated April 27, 2012
(35)	10.88	Agreement to Convert Debt – John D. Gibbs
(36)	10.89	Promissory Note – John D. Gibbs dated May 22, 2012
(36)	10.90	Assignment of Right to Purchase Property
(37)	10.91	Agreement to Convert Debt – John Donaldson
(38)	10.92	Credit Agreement – John D. Gibbs
(38)	10.93	Form of Credit Note
(39)	10.94	Amendment No. 1 to Langtry Lease Agreement
(40)	10.95	Allonge and Modification Agreement with John D. Gibbs
(41)	10.96	Amendment No. 2 to Langtry Lease Agreement
(42)	10.97	Second Allonge and Modification Agreement with John D. Gibbs
(43)	10.98	Amendment No. 3 to Langtry Lease Agreement
(44)	10.99	Third Allonge and Modification Agreement with John D. Gibbs
(45)	10.100	Promissory Note – Clifford L. Neuman dated April 1, 2015
(46)	10.101	Lease/Purchase Option Agreement
(47)	10.102	Fifth Allonge and Modification Agreement with John D. Gibbs
(48)	10.103	Promissory Note – John Power dated September 12, 2016

(49)	10.104	Agreement to Convert Debt dated May 15, 2018
(50)	10.105	Eighth Allonge and Modification Agreement with John D. Gibbs
(52)	10.106	Tenth Allonge and Modification Agreement with John D. Gibbs
(2)	14	Code of Ethics
(1)	21.0	List of Subsidiaries
#	31	Certification required by Section 13a-14(a) of the Exchange Act.
#	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document##
	101.SCH	XBRL Schema Document##
	101.CAL	XBRL Calculation Linkbase Document##
	101.LAB	XBRL Label Linkbase Document##
	101.PRE	XBRL Presentation Linkbase Document##
	101.DEF	XBRL Definition Linkbase Document##

(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and filed with the Commission on April 24, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March 14, 2008.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2010 and filed with the Commission on June 25, 2010.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 30, 2010 and filed with the Commission on July 28, 2010.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2010 and filed with the Commission on August 4, 2010.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 23, 2010.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 30, 2010.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated August 20, 2010 and filed with the Commission on November 1, 2010.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 15, 2010 and filed with the Commission on November 17, 2010.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2010 and filed with the Commission on January 6, 2011

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2011 and filed with the Commission on March 7, 2011.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 1, 2011 and filed with the Commission on June 2, 2011.

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 1, 2011 and filed with the Commission on August 3, 2011.

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 22, 2011 and filed with the Commission on September 9, 2011.

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 26, 2011 and filed with the Commission on January 4, 2012.

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2011 and filed with the Commission on January 5, 2012.

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on February 9, 2012.

(32)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 18, 2012 and filed with the Commission on March 23, 2012.

(33)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated February 2, 2012 and filed with the Commission on March 26, 2012.

(34)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.

(35)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.

(36)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 22, 2012 and filed with the Commission on May 25, 2012

(37)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 16, 2012 and filed with the Commission on June 19, 2012.

(38)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2012 and filed with the Commission on July 19, 2012.

(39)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 28, 2012 and filed with the Commission on November 29, 2012.

(40)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 5, 2013 and filed with the Commission on June 6, 2013.

(41)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 19, 2013 and filed with the Commission on December 23, 2013.

(42)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2013 and filed with the Commission on January 2, 2014.

(43)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2015 and filed with the Commission on January 21, 2015.

(44)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2014 and filed with the Commission on March 31, 2015.

(45)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2015 and filed with the Commission on May 6, 2015.

(46)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 10, 2016 and filed with the Commission on March 15, 2016.

(47), (48)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2016 and filed with the Commission on October 14, 2016.

(49)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 27, 2018 and filed with the Commission on June 28, 2018.

(50)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2018 and filed with the Commission on August 6, 2018.

(51)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 1, 2007 and filed with the Commission on March 8, 2007

(52)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2019 and filed with the Commission on November 6, 2019.

#	Filed herewith
##	Furnished, not filed.

ATHENA SILVER CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Athena Silver Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athena Silver Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 30, 2020

ATHENA SILVER CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$117	$3,991
Total current assets	117	3,991

Mineral rights and properties - unproven, net of impairment of $1,948,999	185,290	185,290
Total assets	$185,407	$189,281
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$28,098	$27,656
Accrued liabilities - related parties	76,500	72,500
Accrued lease option liability	10,000	–
Accrued interest	16,897	12,871
Accrued interest - related parties	555,872	448,918
Advances payable - related party	29,450	25,000
Deed amendment liability - short-term portion	10,000	10,000
Derivative liabilities	–	14,730
Convertible note payable	51,270	51,270
Convertible credit facility - related party	2,202,120	2,059,620
Total current liabilities	2,980,207	2,722,565
Deed amendment liability	90,000	100,000
Total liabilities	3,070,207	2,822,565

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,532,320 issued and outstanding	3,653	3,653
Additional paid-in capital	6,618,495	6,618,495
Accumulated deficit	(9,506,948)	(9,255,432)
Total stockholders' deficit	(2,884,800)	(2,633,284)
Total liabilities and stockholders' deficit	$185,407	$189,281

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

Operating expenses:
Exploration costs	$40,000	$20,825
General and administrative expenses	115,266	144,225
Impairment of mineral rights	–	63,183

Total operating expenses	155,266	228,233

Operating loss	(155,266)	(228,233)

Other income (expense):
Interest expense	(110,980)	(103,639)
Change in fair value of derivative liabilities	–	43,610

Total other expense	(110,980)	(60,029)
Net loss	$(266,246)	$(288,262)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted-average common shares outstanding	36,532,320	36,410,265

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2017	36,202,320	$3,620	$6,602,028	$(8,967,170)	$(2,361,522)
Conversion of accrued director fees to common stock	330,000	33	16,467	–	16,500
Net loss	–	–	–	(288,262)	(288,262)
Balance, December 31, 2018	36,532,320	3,653	6,618,495	(9,255,432)	(2,633,284)
Cumulative adjustment upon adoption of ASU 2017-11	–	–	–	14,730	14,730
Net loss	–	–	–	(266,246)	(266,246)
Balance, December 31, 2019	36,532,320	$3,653	$6,618,495	$(9,506,948)	$(2,884,800)

See accompanying notes to these consolidated financial statements

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(266,246)	$(288,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral rights	–	63,183
Change in fair value of derivative liabilities	–	(43,610)
Changes in operating assets and liabilities:
Accounts payable	442	23,651
Accrued interest - related parties	106,954	99,410
Accrued liabilities and other liabilities	18,026	28,289

Net cash used in operating activities	(140,824)	(117,339)
Cash flows from investing activities:
Additions of mineral rights	–	(20,825)

Net cash used in investing activities	–	(20,825)

Cash flows from financing activities:
Proceeds from advances from related parties	31,100	13,600
Payments on advances from related parties	(26,650)	(13,600)
Borrowings from credit facility and notes payable - related parties	142,500	169,000
Payments on note payable - related party	–	(17,509)
Payment on deed amendment liability	(10,000)	(10,000)

Net cash provided by financing activities	136,950	141,491
Net increase (decrease) in cash	(3,874)	3,327
Cash at beginning of period	3,991	664

Cash at end of period	$117	$3,991
Supplemental disclosure of cash flow information
Cash paid for interest	$–	$440
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash financing activities
Conversion of accrued director fees to common stock	$–	$16,500
Cumulative adjustment upon adoption of ASU 2017-11	$14,730	$–

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

At December 31, 2019, we had not yet achieved profitable operations and we have accumulated losses of $9,506,948 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective September 30, 2019, we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the convertible credit facility to $2,400,000, and effective December 31, 2019 we amended the agreement to extend the maturity date to June 30, 2020.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2019. On December 31, 2017, we recognized an impairment loss of $1,885,816 associated with our Langtry project, and on December 31, 2018 we recognized an additional impairment loss of $63,183 also associated with the Langtry project. Mineral rights are net of $1,948,999 of impairment losses and as a result the carrying amount of the mineral rights is zero as of both December 31, 2019 and 2018.

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

At December 31, 2019 and 2018, potentially dilutive shares of common stock representing shares issuable on conversions of debt totaling 6,443,437 and 5,889,748, respectively, have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

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

Note 3 – Mineral Rights and Properties, net

Our mineral rights and mineral properties consist of:

	December 31, 2019	December 31, 2018
Mineral and other properties	$185,290	$185,290
Mineral rights - Langtry project	–	–
Mineral rights and properties - unproven, net	$185,290	$185,290

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

Mineral Rights

In 2010, we entered into a 20-year Mining Lease with Option to Purchase (the “Langtry Lease” or the “Lease”) granting us the exclusive right to explore, develop and conduct mining operations on a group of 20 patented mining claims consisting of approximately 413 acres that comprise our Langtry Property. Effective November 28, 2012, December 19, 2013 and January 21, 2015, we executed Amendments No. 1, 2 and 3, respectively, to the Langtry Lease modifying certain terms.

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

In March 2018, we made the required year 3 payment totaling $41,650. 50% of the payment, or $20,825 was capitalized as mining rights as the amount is applicable to the option purchase price. The remaining $20,825 was expensed as lease option costs and included in exploration costs. In March 2019, the trustee overseeing this lease/option contract agreed to split the payment due on March 15, 2019 into two parts, with $20,000 due in March 2019, and the other $20,000 due in September 2019. The March payment was paid as scheduled. During September 2019, the trustee agreed to split the $20,000 payment originally due in September 2019, into two $10,000 payments due on October 15, 2019 and November 15, 2019. The payment due on October 15, 2019 was paid as agreed. As of December 31, 2019, the remaining $10,000 obligation was not yet paid and is therefore included on the consolidated balance sheet as an Accrued lease option liability. This amount was subsequently paid in February 2020.

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

On May 28, 2015 we executed an amendment to the deed underlying the Langtry Lease to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full. We have paid a total of $50,000 so far on this agreement, and the balance of $100,000 was outstanding as of December 31, 2019. If we sell our interest in the Lease or enter into an agreement, joint venture or other agreement for the exploration and development of the Langtry Property, the amendment fee shall become due and payable immediately.

During the term of the Lease, Athena Minerals has the exclusive right to develop and conduct mining operations on the Langtry Property. Future option payments and/or exploration and development of this property will require new equity and/or debt capital.

On February 24, 2020, the Company signed an Amendment No. 1 to Lease with an Option to Purchase dated March 10, 2016 (the “Amendment”), whereby the Company and the Lessor have agreed to a revised payment schedule for fixed amounts of $45,000 and $50,000 respectively for the 2020 and 2021 option payments. The fixed amounts payable in 2020 and 2021 are due in equal quarterly amounts of $11,250 in 2020 and $12,500 in 2021 due on March 15, June 15, September 15 and December 15 in each year.

As of the date of the filing of this Report, we have not made the Option Payment which was due on March 15, 2020. There is a 30 day cure period under the Lease Option. We are currently evaluating whether to make the Option Payment or forfeit the Lease Option agreement altogether. If we determine to not cure the Option Payment default, the Lessor has the right to terminate the Lease Option. If that occurs, we will continue to hold the appurtenant unpatented mining claims.

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

All commitments and obligations under our prior 2010 Lease and the 2016 Lease/Option to Purchase have been fulfilled to date. Future option payments and/or exploration and development of this property may require new equity and/or debt capital. In addition, as of December 31, 2019 all regulatory obligations due or accrued regarding our mineral rights had been paid, and all our claims remain in good standing.

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

Note 4 – Adoption of ASU 2017-11

The Company changed its method of accounting for its convertible note through the adoption of ASU 2017-11 on January 1, 2019 on a modified retrospective basis. Accordingly, the outstanding derivative liability of $14,730 associated with a convertible note payable was eliminated as an adjustment to the beginning accumulated deficit. The following table provides a reconciliation of the derivative liability and accumulated deficit upon adoption on January 1, 2019:

	Derivative Liability	Accumulated Deficit
Balance January 1, 2019 (before adoption of ASU 2017-11)	$14,730	$(9,255,432)
Reclassified derivative liability and cumulative effect of adoption	(14,730)	14,730
Balance January 1, 2019 (after adoption of ASU 2017-11)	$–	$(9,240,702)

Note 5 – Fair Value of Financial Instruments

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

Note 6 – Convertible Note Payable

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

As discussed in Note 4, the Company adopted ASU 2017-11 on January 1, 2019, which resulted in the elimination of the derivative liability of $14,730 at December 31, 2018 as a cumulative adjustment to accumulated deficit.

Accrued interest totaled $16,897 and $12,871 at December 31, 2019 and 2018, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 7 – Convertible Credit Facility – Related Party

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share. Since its inception we have amended the credit agreement several times to either increase the borrowing limit and/or extend the maturity date. Effective September 30, 2019, we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the convertible credit facility to $2,400,000, and effective December 31, 2019 we amended the agreement to extend the maturity date to June 30, 2020. All other provisions remained unchanged. The modification was not considered substantial.

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

Total principal amounts owed under the credit facility notes payable were $2,202,120 and $2,059,620 at December 31, 2019 and 2018, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $142,500 and $169,000 for the years ended December 31, 2019 and 2018, respectively, and were generally used to pay certain mining lease obligations as well as other operating expenses. No principal or interest payments have made to Mr. Gibbs since the inception of the convertible credit facility. As of December 31, 2019, there remained $197,880 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $555,872 and $448,918 at December 31, 2019 and 2018, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $106,954 and $99,850 for the years ended December 31, 2019 and 2018, respectively.

Note 8– Commitments and Contingencies

We are subject to various commitments and contingencies under the Langtry Lease/Option to Purchase as discussed in Note 3 – Mining Rights and Properties.

Note 9 – Share-based Compensation

2004 Equity Incentive Plan

All options previously issued under the 2004 Equity Incentive Plan as well as options issued outside the Plan expired unexercised in April 2018. No share-based compensation expense was recorded for either the years ended December 31, 2019 or 2018.

Note 10 – Related Party Transactions

Conflicts of Interests

Magellan Gold Corporation (“Magellan”) is a company under common control. Mr. Power is a significant shareholder and director of both Athena and Magellan. Mr. Gibbs is a significant shareholder and creditor (see Note 7 – Convertible Credit Facility – Related Parties), in both Athena and Magellan. Athena and Magellan are both involved in the business of acquisition and exploration of mineral resources.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the years ended December 31, 2019 and 2018, a total of $30,000 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2019 and 2018, $76,500 and $72,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

At December 31, 2019 and 2018, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $555,872 and $448,918, respectively, representing unpaid interest on the convertible credit facility.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the year ended December 31, 2019, Mr. Power made short-term advances to the Company totaling $31,100 and was repaid $26,650 during the period. At December 31, 2019 and 2018 a total of $29,450 and $25,000 of advances were outstanding and included in Advances payable – related party on the accompanying consolidated balance sheets.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical. As of December 31, 2019, and 2018, no amounts were due to Mr. Power from the Company on these credit cards.

Note 11 – Income Taxes

The Company is current on all its corporate tax filings. Tax year 2019 will be extended if not filed by its due date. Tax returns filed for the years 2016 thru 2018 are open for examination from taxing authorities.

Due to the enactment of the Tax Reform Act of 2018, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Our estimated net operating loss carry forward as of December 31, 2019 is $7,355,409, which may be used to offset future income taxes. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2019 and 2018 is as follows:

	Years Ended December 31,
	2019	2018
Expected federal income tax benefit at statutory rate	$55,912	$47,267
State taxes	23,536	7,877
Change in valuation allowance	(79,448)	(55,144)
Income tax benefit	$–	$–

Our deferred tax assets as of December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
Net operating loss	$2,194,854	$1,728,120
Valuation allowance	(2,194,854)	(1,728,120)
Deferred tax assets, net of valuation allowance	$–	$–

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

Note 12 – Subsequent Events

Subsequent to December 31, 2019 Mr. Gibbs has advanced $36,250 under the credit facility.

On February 24, 2020, the Company signed an Amendment No. 1 to Lease with an Option to Purchase dated March 10, 2016 (the “Amendment”), whereby the Company and the Lessor have agreed to a revised payment schedule for fixed amounts of $45,000 and $50,000 respectively for the 2020 and 2021 option payments. The fixed amounts payable in 2020 and 2021 are due in equal quarterly amounts of $11,250 in 2020 and $12,500 in 2021 due on March 15, June 15, September 15 and December 15 in each year.

As of the date of the filing of this Report, we have not made the Option Payment which was due on March 15, 2020. There is a 30 day cure period under the Lease Option. We are currently evaluating whether to make the Option Payment or forfeit the Lease Option agreement altogether. If we determine to not cure the Option Payment default, the Lessor has the right to terminate the Lease Option. If that occurs, we will continue to hold the appurtenant unpatented mining claims.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Date: March 30, 2020	By: /s/ John C. Power John C. Power Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power John C. Power	Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)	March 30, 2020
March 30, 2020
/s/ Brian Power Brian Power	Director

53