Form 10-Q
period 2020-03-31
ATHENA SILVER CORP
filed 2020-05-18
CIK 1304409

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

On May 10, 2020, there were 36,532,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$12,738	$117
Total current assets	12,738	117

Land held for investment	185,290	185,290
Total assets	$198,028	$185,407

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$42,442	$28,098
Accrued liabilities - related parties	81,500	76,500
Accrued lease option liability	–	10,000
Accrued interest	17,917	16,897
Accrued interest - related parties	583,445	555,872
Advances payable - related party	25,000	29,450
Deed amendment liability - short-term portion	10,000	10,000
Convertible note payable	51,270	51,270
Convertible credit facility - related party	2,244,870	2,202,120
Total current liabilities	3,056,444	2,980,207

Deed amendment liability	90,000	90,000
Total liabilities	3,146,444	3,070,207

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 100,000,000 shares authorized, 36,532,320 issued and outstanding	3,653	3,653
Additional paid-in capital	6,618,495	6,618,495
Accumulated deficit	(9,570,564)	(9,506,948)
Total stockholders' deficit	(2,948,416)	(2,884,800)

Total liabilities and stockholders' deficit	$198,028	$185,407

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2020	2019

Operating expenses:
Exploration costs	$–	$40,000
General and administrative expenses	34,375	43,549

Total operating expenses	34,375	83,549

Operating loss	(34,375)	(83,549)

Other income (expense):
Interest expense	(29,241)	(26,584)
Total other expense	(29,241)	(26,584)
Net loss	$(63,616)	$(110,133)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	36,532,320	36,532,320

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	36,532,320	$3,653	$6,618,495	$(9,255,432)	$(2,633,284)
Cumulative adjustment upon adoption of ASU 2017-11	–	–	–	14,730	14,730
Net loss, three months ended March 31, 2019	–	–	–	(110,133)	(110,133)
Balance, March 31, 2019	36,532,320	$3,653	$6,618,495	$(9,350,835)	$(2,728,687)

Balance, December 31, 2019	36,532,320	$3,653	$6,618,495	$(9,506,948)	$(2,884,800)
Net loss, three months ended March 31, 2020	–	–	–	(63,616)	(63,616)
Balance, March 31, 2020	36,532,320	$3,653	$6,618,495	$(9,570,564)	$(2,948,416)

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(63,616)	$(110,133)
Changes in operating assets and liabilities:
Prepaid expenses	–	(9,000)
Accounts payable	14,344	21,398
Accrued interest - related parties	27,573	25,635
Accrued liabilities and other liabilities	(3,980)	15,949

Net cash used in operating activities	(25,679)	(56,151)

Cash flows from financing activities:
Proceeds from advances from related parties	125	1,000
Payments on advances from related parties	(4,575)	(1,000)
Borrowings from credit facility and notes payable - related parties	42,750	57,500

Net cash provided by financing activities	38,300	57,500

Net increase (decrease) in cash	12,621	1,349
Cash at beginning of period	117	3,991

Cash at end of period	$12,738	$5,340

Supplemental disclosure of cash flow information
Cash paid for interest	$648	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash transaction
Cumulative adjustment upon adoption of ASU 2017-11	$–	$14,730

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

Our primary focus going forward will be to continue evaluating of our properties, and possible acquisitions of additional mineral rights and exploration, all of which will require additional capital. Further information regarding our land held for investment and mineral rights are discussed below in Note 2 – Land Held for Investment and Unpatented Claims, as well as in our Annual Report on Form 10-K for the year ended December 31, 2019.

Basis of Presentation

We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

Reclassifications

Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements

On July 13, 2017, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I applies to financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II replaces the indefinite deferral for certain mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The pronouncement is effective for annual and interim periods beginning after December 15, 2018. The Company adopted this standard on a modified retrospective basis on January 1, 2019.

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

At March 31, 2020, we had not yet achieved profitable operations and we have accumulated losses of $9,570,564 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective September 30, 2019, we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the convertible credit facility to $2,400,000, and effective December 31, 2019 we amended the agreement to extend the maturity date to June 30, 2020.

We anticipate that additional funding will be in the form of additional loans from officers, directors or significant shareholders, or equity financing from the sale of our common stock. Currently, there are no arrangements in place for additional equity funding or new loans.

COVID-19 pandemic: An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

Note 2 – Land Held for Investment and Unpatented Claims

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

Note 3 – Langtry Property Lease and Deed Amendment Liability

The Company was party to a lease with an option to purchase for certain property known as the Langtry property. The lease was terminated on April 28, 2020. Further information regarding this transaction is located in Note 11, Subsequent Events, and further information as to the terms and conditions of the Langtry lease can be found in the footnotes to the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

The Langtry property is subject to a net smelter royalty in favor of Mobil Exploration and Producing North America Inc. from the sale of concentrates, precipitates or metals produced from ores mined from the royalty acreage. The agreement dated April 30, 1987 granted a base net smelter royalty of 3% plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $10.00 per troy ounce plus an additional incremental 2% royalty on net smelter proceeds from silver sales above $15.00 per troy ounce.

On May 28, 2015 we executed an amendment to the deed underlying the Langtry Property to cap at 2% the net smelter royalty that would be due to Mobil Exploration and Producing North America Inc. (“Mobil”) from any future sales of concentrates, precipitates or metals produced from ores mined from the royalty acreage. In consideration for the amendment, we agreed to pay an amendment fee of $150,000, with $10,000 due at the time of the agreement and the balance payable $10,000 each June 1st until paid in full. We have paid a total of $50,000 so far on this agreement, and the balance of $100,000 was outstanding as of March 31, 2020.

As of the date of the filing of this Form 10-Q, there has been no production or sale of any concentrates, precipitates or metals from the Langtry property mentioned in the above two paragraphs.

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

Accrued interest totaled $17,917 and $16,897 at March 31, 2020 and December 31, 2019, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

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

Total principal amounts owed under the credit facility notes payable were $2,244,870 and $2,202,120 at March 31, 2020 and December 31, 2019, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $42,750 and $57,500 for the three months ended March 31, 2020 and 2019, respectively, and were generally used to pay certain mining obligations as well as other operating expenses. No principal or interest payments have made to Mr. Gibbs since the inception of the convertible credit facility. As of March 31, 2020, there remained $155,130 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $583,445 and $555,872 at March 31, 2020 and December 31, 2019, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $27,573 and $25,635 for the three months ended March 31, 2020 and 2019, respectively.

Note 8– Commitments and Contingencies

We are subject to various commitments and contingencies as discussed in Note 3 – Langtry Property Lease and Deed Amendment Liability.

Note 9 – Share-based Compensation

2004 Equity Incentive Plan

All options previously issued under the 2004 Equity Incentive Plan as well as options issued outside the Plan expired unexercised in April 2018. No share-based compensation expense was recorded for either the three months ended March 31, 2020 or 2019.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the three months ended March 31, 2020 and 2019, a total of $7,500 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. At March 31, 2020 and December 31, 2019, $81,500 and $76,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

At March 31, 2020 and December 31, 2019, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $583,445 and $555,872, respectively, representing unpaid interest on the convertible credit facility.

Advances Payable - Related Parties

Mr. Power has on occasion advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available.

During the three months ended March 31, 2020, Mr. Power made short-term advances to the Company totaling $125 and was repaid $4,575 during the period. At March 31, 2020 and December 31, 2019, a total of $25,000 and $29,450 of advances were outstanding and included in Advances payable – related party on the accompanying consolidated balance sheets.

The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical. As of March 31, 2020, and December 31, 2019, $6,655 and $-0-, respectively, were due on these credit cards and are included in Accounts payable on the accompanying consolidated balance sheets.

Note 11 – Subsequent Events

Termination of lease and purchase option: On April 28, 2020, Athena Silver Corporation entered into Agreement to Terminate Lease with Option to Buy dated March 10, 2016 with Bruce and Elizabeth Strachan, Trustees of the Bruce and Elizabeth Strachan Revocable Living Trust dated July 25, 2007, including any and all amendments thereto dated April 28, 2020 with respect to the Langtry Mine in California. As a result of this termination agreement, all scheduled lease option payments due in 2020 are considered terminated and void upon signing of the Agreement.

Net Smelter Return Agreement: On April 28, 2020, Athena Silver Corporation entered into Agreement to Grant a 1% Net Smelter Return (NSR) on all Silver Produced from Langtry Mine (the “NSR Agreement”) with Bruce and Elizabeth Strachan, Trustees of the Bruce and Elizabeth Strachan Revocable Living Trust dated July 25, 2007 whereby Strachan has agreed to grant to Athena Minerals, Inc. a 1% net smelter return on the Langtry Mine in California, conditioned upon the completion of the Company’s payment obligation of $150,000 to Mobil Exploration in exchange for Mobil agreeing to reduce its net smelter royalty to 2% pursuant to a 2015 agreement between the Company and Mobil. Athena is making annual payments of $10,000 to Mobil and has a remaining balance outstanding of $100,000. Athena’s 1% NSR on Langtry will not vest until the payment obligation to Mobil has been completed.

Adjustment of Convertible note payable conversion price: On April 24, 2020, the Company agreed to reduce the conversion price of the $51,270 convertible note payable in favor of Clifford Neuman, the Company’s legal counsel from $0.0735 per share to $0.021 per share which was considered the market price on the date of the price reduction. All other terms of the convertible note remain unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Silver Corporation and its consolidated subsidiary.

The following discussion and analysis provides information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and our interim unaudited consolidated financial statements and notes thereto included with this report in Part I. Item 1.

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

After the Langtry lease termination, our holdings consist of 38 unpatented mining claims and 3 investment properties totaling approximately 850 acres acquired in cash sales. All of the unpatented mining claims and investment properties are located in San Bernardino County, California.

We intend to continue to maintain our 38 unpatented mining claims adjacent to the Langtry property. In addition, we have reached an agreement to potentially acquire a 1% NSR in the Langtry patented claims as a way to maintain a financial interest in the upside of the project. Further discussion of the Langtry lease termination can be found below in Subsequent Events. A complete discussion of our mineral rights and properties can be found in the footnotes to the audited financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

We continue to evaluate strategies to enhance the value of our mining claims and properties subject to restrictions based on our limited capital available under our line of credit. Further mineral exploration and development efforts and ongoing general and administrative expenses will require additional capital.

Reclassifications: Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

COVID-19 pandemic: An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

Results of Operations for the Three Months Ended March 31, 2020 and 2019

A summary of our results from operations is as follows:

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Exploration costs	$–	$40,000
General and administrative expenses	34,375	43,549
Total operating expenses	34,375	83,549
Operating loss	(34,375)	(83,549)
Total other income (expenses), net	(29,241)	(26,584)
Net loss	$(63,616)	$(110,133)

During the three months ended March 31, 2020, our net loss was $63,616 as compared to a net loss of $110,133 during the same period in 2019. The $46,517 decrease in our loss was mainly attributable to annual lease option costs which were paid in full in March 2019. Upon the Langtry lease termination any amounts due in 2020 under the lease option to purchase were terminated.

Operating expenses:

Our total operating expenses decreased $49,174, from $83,549 to $34,375 for the three months ended March 31, 2019 and 2020, respectively.

During the three months ended March 31, 2019, we incurred $40,000 of exploration costs representing the total annual lease option payment for the Langtry project. Because of the Langtry lease termination, no costs were incurred during the three months ended March 31, 2020.

Our general and administrative expenses decreased by $9,174, from $43,549 to $34,375 for the three months ended March 31, 2019 and 2020, respectively, and is primarily due to decreases in certain professional services fees.

Other income and expense:

Our total other expenses, net was $29,241 during the three months ended March 31, 2020, as compared to total other income of $26,584 during the three months ended March 31, 2019.

For the three months ended March 31, 2020 other expenses consisted entirely of interest expense which included $27,573 in interest expense associated with our related party convertible credit facility, $1,020 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel, as well as $648 of interest associated with the resolution of a 2019 franchise tax obligation which was paid during the quarter.

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

At March 31, 2020, we had not yet achieved profitable operations and we have accumulated losses of $9,570,564 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. In September 2019, we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the convertible credit facility to $2,400,000, and effective December 31, 2019 we amended the agreement to extend the maturity date to June 30, 2020.

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

Liquidity

As of March 31, 2020, we had $12,738 of cash and negative working capital of $3,043,706. This compares to cash on hand of $117 and negative working capital of $2,980,090 at December 31, 2019.

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

The convertible credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of March 31, 2020, total borrowings under the Credit Agreement were $2,244,870, leaving $155,130 of credit available for future borrowings.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(25,679)	$(56,151)
Net cash provided by financing activities	38,300	57,500
Net increase (decrease) in cash	12,621	1,349
Cash, beginning of period	117	3,991
Cash, end of period	$12,738	$5,340

Net cash used in operating activities:

Net cash used in operating activities was $25,679 and $56,161 during the three months ended March 31, 2020 and 2019, respectively.

Cash used in operating activities during the three months ended March 31, 2020 is primarily attributed to our $63,616 net loss. We realized increases in accounts payable of $14,344, accrued interest on our notes payable of $27,573, and a decrease in other accrued liabilities of $3,980.

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

Net cash provided by financing activities:

Cash provided by financing activities during the three months ended March 31, 2020 was $38,300 compared to cash provided by financing activities of $57,500 during the same period in 2019.

For the three months ended March 31, 2020 borrowings under our convertible credit facility were $42,750. Also, during the period the Company’s President had advanced a total of $125, and was repaid a total of $4,575 associated with advances outstanding at December 31, 2019.

For the three months ended March 31, 2019 borrowings under our convertible credit facility were $57,500. Also, during the three months ended March 31, 2019 the Company’s President had advanced a total of $1,000, all of which was repaid during the period.

Subsequent Events:

Termination of lease and purchase option: On April 28, 2020, Athena Silver Corporation entered into Agreement to Terminate Lease with Option to Buy dated March 10, 2016 with Bruce and Elizabeth Strachan, Trustees of the Bruce and Elizabeth Strachan Revocable Living Trust dated July 25, 2007, including any and all amendments thereto dated April 28, 2020 with respect to the Langtry Mine in California. As a result of this termination agreement, all scheduled lease option payments due in 2020 are considered terminated and void upon signing of the Agreement.

Net Smelter Return Agreement: On April 28, 2020, Athena Silver Corporation entered into Agreement to Grant a 1% Net Smelter Return (NSR) on all Silver Produced from Langtry Mine (the “NSR Agreement”) with Bruce and Elizabeth Strachan, Trustees of the Bruce and Elizabeth Strachan Revocable Living Trust dated July 25, 2007 whereby Strachan has agreed to grant to Athena Minerals, Inc. a 1% net smelter return on the Langtry Mine in California, conditioned upon the completion of the Company’s payment obligation of $150,000 to Mobil Exploration in exchange for Mobil agreeing to reduce its net smelter royalty to 2% pursuant to a 2015 agreement between the Company and Mobil. Athena is making annual payments of $10,000 to Mobil and has a remaining balance outstanding of $100,000. Athena’s 1% NSR on Langtry will not vest until the payment obligation to Mobil has been completed.

Adjustment of conversion price: On April 24, 2020, the Company agreed to reduce the conversion price of the $51,270 convertible note payable in favor of Clifford Neuman, the Company’s legal counsel from $0.0735 per share to $0.021 per share which was considered the market price on the date of the price reduction. All other terms of the convertible note remain unchanged.

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

Proven and probable reserves have not been established for any mineral rights as of March 31, 2020. Impairment losses were recognized during each of the years ended December 31, 2018 and 2017, and at March 31, 2020 all previously capitalized mineral rights have been fully impaired.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure and insufficient formal management review processes over certain financial and accounting reports as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2019

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical in many exploration stage companies. We may not be able to fully remediate the material weakness until we commence mining operations at which time we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I. Item 1A. of our Annual Report on  Form 10-K for the year ended December 31, 2019.

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

ATHENA SILVER CORPORATION

Dated: May 18, 2020	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

