Form 10-Q
period 2020-06-30
ATHENA SILVER CORP
filed 2020-08-10
CIK 1304409

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

On August 7, 2020, there were 36,532,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$1,341	$117

Total current assets	1,341	117

Land held for investment	185,290	185,290

Total assets	$186,631	$185,407

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$36,942	$28,098
Accrued liabilities - related parties	89,000	76,500
Accrued lease option liability	–	10,000
Accrued interest	18,967	16,897
Accrued interest - related parties	611,429	555,872
Advances payable - related party	42,164	29,450
Stock subscription	10,000	–
Deed amendment liability - short-term portion	10,000	10,000
Convertible note payable, net of discount of $18,311 and $0	32,959	51,270
Convertible credit facility - related party	2,244,870	2,202,120

Total current liabilities	3,096,331	2,980,207

Deed amendment liability	80,000	90,000

Total liabilities	3,176,331	3,070,207

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares
authorized, none outstanding	–	–
Common stock - $0.0001 par value; 100,000,000 shares
authorized, 36,532,320 issued and outstanding	3,653	3,653
Additional paid-in capital	6,640,468	6,618,495
Accumulated deficit	(9,633,821)	(9,506,948)
Total stockholders' deficit	(2,989,700)	(2,884,800)

Total liabilities and stockholders' deficit	$186,631	$185,407

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ending June 30,		Six months ending June 30,
	2020	2019	2020	2019
Operating expenses:
Exploration costs	$–	$–	$–	$40,000
General and administrative expenses	30,561	24,501	64,936	68,050
Total operating expenses	30,561	24,501	64,936	108,050

Operating loss	(30,561)	(24,501)	(64,936)	(108,050)

Interest expense	(32,696)	(27,566)	(61,937)	(54,150)
Net loss	$(63,257)	$(52,067)	$(126,873)	$(162,200)
Basic and diluted net loss per common share
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted-average common shares outstanding	36,532,320	36,532,320	36,532,320	36,532,320

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Three months ending June 30, 2020
Balance, March 31, 2020	36,532,320	$3,653	$6,618,495	$(9,570,564)	$(2,948,416)
Convertible note beneficial conversion feature	–	–	21,973	–	21,973
Net loss, three months ending June 30, 2020	–	–	–	(63,257)	(63,257)
Balance, June 30, 2020	36,532,320	3,653	6,640,468	(9,633,821)	(2,989,700)

Three months ending June 30, 2019
Balance, March 31, 2019	36,532,320	$3,653	$6,618,495	$(9,350,835)	$(2,728,687)
Net loss, three months ending June 30, 2019	–	–	–	(52,067)	(52,067)
Balance, June 30, 2019	36,532,320	$3,653	$6,618,495	$(9,402,902)	$(2,780,754)

Six months ending June 30, 2020
Balance, December 31, 2019	36,532,320	$3,653	$6,618,495	$(9,506,948)	$(2,884,800)
Convertible note beneficial conversion feature	–	–	21,973	–	21,973
Net loss, six months ending June 30, 2020	–	–	–	(126,873)	(126,873)
Balance, June 30, 2020	36,532,320	$3,653	$6,640,468	$(9,633,821)	$(2,989,700)

Six months ending June 30, 2019
Balance, December 31, 2018	36,532,320	$3,653	$6,618,495	$(9,255,432)	$(2,633,284)
Cumulative adjustment upon adoption of ASU 2017-11	–	–	–	14,730	14,730
Net loss, six months ending June 30, 2019	–	–	–	(162,200)	(162,200)
Balance, June 30, 2019	36,532,320	$3,653	$6,618,495	$(9,402,902)	$(2,780,754)

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(126,873)	$(162,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	3,662	–
Changes in operating assets and liabilities:
Prepaid expenses	–	(6,000)
Accounts payable	8,844	1,947
Accrued interest - related parties	55,557	52,214
Accrued liabilities and other liabilities	4,570	10,936
Net cash used in operating activities	(54,240)	(103,103)
Cash flows from financing activities:
Proceeds from advances from related parties	33,401	46,942
Payments on advances from related parties	(20,687)	(29,492)
Proceeds from stock subscription	10,000	–
Payment on deed amendment liability	(10,000)	–
Borrowings from credit facility and notes payable - related parties	42,750	82,000
Net cash provided by financing activities	55,464	99,450
Net increase (decrease) in cash	1,224	(3,653)
Cash at beginning of period	117	3,991
Cash at end of period	$1,341	$338
Supplemental disclosure of cash flow information
Cash paid for interest	$648	$–
Cash paid for income taxes	$–	$–
Supplemental disclosure of non-cash transactions
Discount on note payable - Beneficial conversion feature	$21,973	$–
Cumulative adjustment upon adoption of ASU 2017-11	$–	$14,730

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

Basis of Presentation

We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2020 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

At June 30, 2020, we had not yet achieved profitable operations and we have accumulated losses of $9,633,821 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective September 30, 2019, we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the convertible credit facility to $2,400,000, and effective June 30, 2020 we amended the agreement to extend the maturity date to September 30, 2020.

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

Note 3 – Langtry Property Lease and Deed Amendment Liability

The Company was party to a lease with an option to purchase for certain property known as the Langtry property. On April 28, 2020, Athena Silver Corporation entered into Agreement to Terminate Lease with Option to Buy dated March 10, 2016 with Bruce and Elizabeth Strachan, Trustees of the Bruce and Elizabeth Strachan Revocable Living Trust dated July 25, 2007, including any and all amendments thereto dated April 28, 2020 with respect to the Langtry Mine in California. As a result of this termination agreement, all scheduled lease option payments due in 2020 and beyond were considered terminated and void upon signing of the Agreement.

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

On April 28, 2020, Athena Silver Corporation entered into Agreement to Grant a 1% Net Smelter Return (NSR) on all Silver Produced from Langtry Mine (the “NSR Agreement”) with Bruce and Elizabeth Strachan, Trustees of the Bruce and Elizabeth Strachan Revocable Living Trust dated July 25, 2007 whereby Strachan has agreed to grant to Athena Minerals, Inc. a 1% net smelter return on the Langtry Mine in California, conditioned upon the completion of the Company’s payment obligation of $150,000 to Mobil Exploration in exchange for Mobil agreeing to reduce its net smelter royalty to 2% pursuant to a 2015 agreement between the Company and Mobil. Athena is making annual payments of $10,000 to Mobil, and as of June 30, 2020 we have paid a total of $60,000 so far on this agreement, and the balance of $90,000 was outstanding on June 30, 2020. Athena’s 1% NSR on Langtry will not vest until the payment obligation to Mobil has been completed.

As of the date of the filing of this Form 10-Q, there has been no production or sale of any concentrates, precipitates or metals from the Langtry property.

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

Note 6 – Convertible Note Payable

Effective April 1, 2015, the Company executed a convertible promissory note (the “Note”) in the principal amount of $51,270 in favor of Clifford Neuman, the Company’s legal counsel, representing accrued and unpaid fees for past legal services. The Note is unsecured and accrues interest at the rate of 6% per annum, compounded quarterly, and is due on demand. The principal and accrued interest due under the Note may be converted, at the option of the holder, into shares of the Company’s common stock.

On April 24, 2020, the Company agreed to reduce the conversion price from $0.0735 per share to $0.021 per share. All other terms of the convertible note remain unchanged, and therefore did not change the cash flows of the note. The Company determined the transaction was considered an extinguishment because of the change in conversion price in which no gain or loss was recorded according to ASC 470-50. However, because the conversion price was reduced below the $0.03 market value on the date of the change, a beneficial conversion feature resulted from the price reduction in the amount of $21,973, which was accounted for as a discount to the debt and a corresponding increase in additional paid in capital. The $21,973 debt discount is being amortized on a straight-line basis over one year. A total of $3,662 was amortized to interest expense during the period.

The Note also contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, prior to the prospective adoption of ASU 2017-11 on January 1, 2019, the conversion features of the Note were considered a discount to the Note. However, since the Note is payable upon demand by the note holder, the value of the discount is considered interest expense at the time of its inception. The Note was evaluated quarterly, and upon any quarterly valuations in which the value of the conversion option changed we recognized a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively.

As discussed in Note 4, the Company adopted ASU 2017-11 on January 1, 2019, which resulted in the elimination of the derivative liability of $14,730 at December 31, 2018 as a cumulative adjustment to accumulated deficit.

Accrued interest totaled $18,967 and $16,897 at June 30, 2020 and December 31, 2019, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 7 – Convertible Credit Facility – Related Party

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share. Since its inception we have amended the credit agreement several times to either increase the borrowing limit and/or extend the maturity date. Effective September 30, 2019, we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the convertible credit facility to $2,400,000, and effective June 30, 2020 we amended the agreement to extend the maturity date to September 30, 2020. All other provisions remained unchanged. The modification was not considered substantial.

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

Total principal amounts owed under the credit facility notes payable were $2,244,870 and $2,202,120 at June 30, 2020 and December 31, 2019, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $42,750 and $82,000 for the six months ended June 30, 2020 and 2019, respectively, and were generally used to pay certain mining obligations as well as other operating expenses. No principal or interest payments have made to Mr. Gibbs since the inception of the convertible credit facility. As of June 30, 2020, there remained $155,130 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $611,429 and $555,872 at June 30, 2020 and December 31, 2019, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $27,984 and $26,579 for the three months ended June 30, 2020 and 2019, respectively. Total related party interest expense was $55,557 and $52,214 for the six months ended June 30, 2020 and 2019, respectively.

Note 8 – Stock Subscription

On June 23, 2020 the Company entered into a stock subscription agreement whereby the subscriber agrees to purchase an aggregate of 17,142,857 shares of the Company’s common stock at a private offering price of $0.007 per share, or an aggregate purchase price of $120,000. The purchase price shall be paid in twelve equal monthly installments of $10,000 each with the first installment due on or before June 15, 2020 and continuing thereafter on or before the 15th day of each succeeding month until paid in full. Shares will not be deemed purchased until the purchase price has been paid in full. Certificates representing the shares will not be issued until the subscription amount has been paid in full.

Note 9 – Commitments and Contingencies

We are subject to various commitments and contingencies as discussed in Note 3 – Langtry Property Lease and Deed Amendment Liability.

Note 10 – Share-based Compensation

2004 Equity Incentive Plan

All options previously issued under the 2004 Equity Incentive Plan as well as options issued outside the Plan expired unexercised in 2018. No share-based compensation expense was recorded for either the three or six months ended June 30, 2020 or 2019.

Note 11 – Related Party Transactions

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the three and six months ended June 30, 2020 and 2019, a total of $7,500 and $15,000, respectively, was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. At June 30, 2020 and December 31, 2019, $89,000 and $76,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

Accrued Interest - Related Parties

At June 30, 2020 and December 31, 2019, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $611,429 and $555,872, respectively, representing unpaid interest on the convertible credit facility.

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

During the six months ended June 30, 2020, Mr. Power made short-term advances to the Company totaling $33,401 and was repaid $20,687 during the period. At June 30, 2020 and December 31, 2019, a total of $42,164 and $29,450 of advances were outstanding and included in Advances payable – related party on the accompanying consolidated balance sheets.

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

Our holdings consist of 38 unpatented mining claims totaling approximately 760 acres and 3 real estate parcels totaling approximately 850 acres acquired in cash purchases. All of the unpatented mining claims and investment properties are located in San Bernardino County, California.

On April 28, 2020, Athena Silver Corporation entered into Agreement to Terminate Lease with Option to Buy dated March 10, 2016 with Bruce and Elizabeth Strachan, Trustees of the Bruce and Elizabeth Strachan Revocable Living Trust dated July 25, 2007, including any and all amendments thereto dated April 28, 2020 with respect to the Langtry Mine in California. As a result of this termination agreement, all scheduled lease option payments due in 2020 and beyond are considered terminated and void upon signing of the Agreement.

Subsequent to the termination of the Langtry lease, we intend to continue to maintain our 38 unpatented mining claims adjacent to the Langtry property. In addition, we have reached an agreement to potentially acquire a 1% NSR in the Langtry patented claims as a way to maintain a financial interest in the upside of the project.

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

Results of Operations for the Three Months Ended June 30, 2020 and 2019

A summary of our results from operations is as follows:

	Three Months Ended June 30,
	2020	2019
Operating expenses:
General and administrative expenses	$30,561	$24,501
Total operating expenses	30,561	24,501
Operating loss	(30,561)	(24,501)
Interest expense	(32,696)	(27,566)
Net loss	$(63,257)	$(52,067)

During the three months ended June 30, 2020, our net loss was $63,257 as compared to a net loss of $52,067 during the same period in 2019. The $11,190 increase in our loss was mainly attributable to increased legal and professional fees incurred associated with certain financing activities and the termination of the Langtry lease, as well as additional interest expense associated with the convertible credit facility and amortization of the note payable discount associated with a convertible note payable.

Operating expenses:

Our total operating expenses increased $6,060, from $24,501 to $30,561 for the three months ended June 30, 2019 and 2020, respectively.

No exploration costs were incurred during either the three months ended June 30, 2020 or 2019.

Our general and administrative expenses increased by $6,060, from $24,501 to $30,561 for the three months ended June 30, 2019 and 2020, respectively, and is primarily due to increases in certain professional services fees.

Interest expense:

Total interest expense was $32,696 during the three months ended June 30, 2020, as compared to $27,566 during the three months ended June 30, 2019.

For the three months ended June 30, 2020 interest expense included $27,984 in interest expense associated with our related party convertible credit facility, $1,050 of interest expense associated with a convertible note payable originating in April 2015 from the conversion of certain amounts due our primary legal counsel, as well as $3,662 resulting from the amortization of the discount on a convertible note payable.

For the three months ended June 30, 2019 interest expense totaling $27,566 which included $26,579 in interest expense associated with our related party convertible credit facility, and $987 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

A summary of our results from operations is as follows:

	Six Months Ended June 30,
	2020	2019
Operating expenses:
Exploration costs	$–	$40,000
General and administrative expenses	64,936	68,050
Total operating expenses	64,936	108,050
Operating loss	(64,936)	(108,050)
Interest expense	(61,937)	(54,150)
Net loss	$(126,873)	$(162,200)

During the six months ended June 30, 2020, our net loss was $126,873 as compared to a net loss of $162,200 during the same period in 2019. The $35,327 decrease in our loss was mainly attributable to annual lease option costs which were paid in full in March 2019 and included in exploration costs. Upon the Langtry lease termination any amounts due in 2020 under the lease option to purchase were terminated.

Operating expenses:

Our total operating expenses decreased $43,114, from $108,050 to $64,936 for the six months ended June 30, 2019 and 2020, respectively.

During the six months ended June 30, 2019, we incurred $40,000 of exploration costs representing the total annual lease option payment for the Langtry project. Because of the Langtry lease termination, no costs were incurred during the six months ended June 30, 2020.

Our general and administrative expenses decreased by $3,114, from $68,050 to $64,936 for the six months ended June 30, 2019 and 2020, respectively, and is primarily due to decreases in certain professional services fees.

Interest expense:

Total interest expense was $61,937 during the six months ended June 30, 2020, as compared to $54,150 during the six months ended June 30, 2019.

For the six months ended June 30, 2020 interest expense totaled $61,937 which included $55,557 in interest expense associated with our related party convertible credit facility, $2,070 of interest expense associated with a convertible note payable originating in April 2015 from the conversion of certain amounts due our primary legal counsel, $3,662 resulting from the amortization of the discount on a convertible note payable, as well as $648 of interest associated with the resolution of a 2019 franchise tax obligation which was paid during the quarter.

For the six months ended June 30, 2019 interest expense totaled $54,150 which included $52,214 in interest expense associated with our related party convertible credit facility and $1,936 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

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

At June 30, 2020, we had not yet achieved profitable operations and we have accumulated losses of $9,630,159 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. In September 2019, we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the convertible credit facility to $2,400,000, and effective June 30, 2020 we amended the agreement to extend the maturity date to September 30, 2020.

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

Liquidity

As of June 30, 2020, we had $1,341 of cash and negative working capital of $3,113,301. This compares to cash on hand of $117 and negative working capital of $2,980,090 at December 31, 2019.

We have a Credit Agreement with a significant shareholder, as amended, which provides us with an unsecured credit facility in the maximum borrowing amount of $2,400,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on September 30, 2020, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.

The convertible credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of June 30, 2020, total borrowings under the Credit Agreement were $2,244,870, leaving $155,130 of credit available for future borrowings.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(54,240)	$(103,103)
Net cash provided by financing activities	55,464	99,450
Net increase (decrease) in cash	1,224	(3,653)
Cash, beginning of period	117	3,991
Cash, end of period	$1,341	$338

Net cash used in operating activities:

Net cash used in operating activities was $54,240 and $103,103 during the six months ended June 30, 2020 and 2019, respectively.

Cash used in operating activities during the six months ended June 30, 2020 is primarily attributed to our $123,211 net loss. We realized increases in accounts payable of $8,844, accrued interest on our notes payable of $55,557, and an increase in other accrued liabilities of $4,570.

Cash used in operating activities during the six months ended June 30, 2019 is primarily attributed to our $162,200 net loss. During the period we prepaid certain amounts related to investor relations totaling $6,000. We also realized increases in accounts payable of $1,947, accrued interest on our notes payable of $52,214, and other accrued liabilities of $10,936.

Net cash provided by financing activities:

Cash provided by financing activities during the six months ended June 30, 2020 was $55,464 compared to cash provided by financing activities of $99,450 during the same period in 2019.

For the six months ended June 30, 2020 borrowings under our convertible credit facility were $42,750. Also, during the period the Company’s President had advanced a total of $33,401, and was repaid a total of $20,687 associated with advances outstanding at December 31, 2019. We also paid $10,000 that was due on June 1st on our deed amendment liability.

On June 23, 2020 the Company entered into a stock subscription agreement whereby the subscriber agrees to purchase an aggregate of 17,142,857 shares of the Company’s common stock at a private offering price of $0.007 per share, or an aggregate purchase price of $120,000. The purchase price shall be paid in twelve equal monthly installments of $10,000 each with the first installment due on or before June 15, 2020 and continuing thereafter on or before the 15th day of each succeeding month until paid in full. Shares will not be deemed purchased until the purchase price has been paid in full. Certificates representing the shares will not be issued until the subscription amount has been paid in full. We received the first $10,000 payment in June as scheduled.

For the six months ended June 30, 2019 borrowings under our convertible credit facility were $82,000. Also, during the six months ended June 30, 2019 the Company’s President had advanced a total of $46,942, of which $29,492 was repaid during the period.

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

Mineral Rights

Direct costs to acquire or lease mineral rights are initially capitalized as tangible assets. Mineral rights may include costs associated with: leasing or acquiring patented and unpatented mining claims; leasing mining rights including lease signature bonuses, lease rental payments and advance minimum royalty payments; and options to purchase or lease mineral properties.

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

Proven and probable reserves have not been established for any mineral rights associated with our lands held for investment as of June 30, 2020. Impairment losses were recognized during each of the years ended December 31, 2018 and 2017, and at June 30, 2020 all previously capitalized mineral rights have been fully impaired.

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

ATHENA SILVER CORPORATION

Dated: August 7, 2020	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

