Form 10-Q
period 2020-09-30
ATHENA SILVER CORP
filed 2020-11-04
CIK 1304409

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [X]	Smaller Reporting Company [X]
Emerging Growth Company [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

On November 3, 2020, there were 37,932,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATHENA SILVER CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current Assets
Cash	$5,583	$117

Total current assets	5,583	117

Land held for investment	185,290	185,290

Total assets	$190,873	$185,407

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$48,423	$28,098
Accrued liabilities - related parties	96,500	76,500
Accrued lease option liability	–	10,000
Accrued interest	20,061	16,897
Accrued interest - related parties	639,720	555,872
Advances payable - related party	132,761	29,450
Deed amendment liability - short-term portion	10,000	10,000
Convertible note payable, net of discount of $12,818 and $0	38,452	51,270
Convertible credit facility - related party	2,244,870	2,202,120

Total current liabilities	3,230,787	2,980,207

Deed amendment liability	80,000	90,000

Total liabilities	3,310,787	3,070,207

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 100,000,000 shares authorized, 37,032,320 and 36,532,320 issued and outstanding	3,703	3,653
Additional paid-in capital	6,650,418	6,618,495
Accumulated deficit	(9,774,035)	(9,506,948)
Total stockholders' deficit	(3,119,914)	(2,884,800)

Total liabilities and stockholders' deficit	$190,873	$185,407

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ending September 30,		Nine months ending September 30,
	2020	2019	2020	2019
Operating expenses:
Exploration costs	$52,154	$–	$52,154	$40,000
General and administrative expenses	52,777	26,184	117,713	94,234
Total operating expenses	104,931	26,184	169,867	134,234

Operating loss	(104,931)	(26,184)	(169,867)	(134,234)

Interest expense	(35,283)	(28,185)	(97,220)	(82,335)
Net loss	$(140,214)	$(54,369)	$(267,087)	$(216,569)
Basic and diluted net loss per common share
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted weighted-average common shares outstanding	36,597,537	36,532,320	36,554,218	36,532,320

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Three months ending September 30, 2020
Balance, June 30, 2020	36,532,320	$3,653	$6,640,468	$(9,633,821)	$(2,989,700)
Sale of common stock	500,000	50	9,950	–	10,000
Net loss, three months ending September 30, 2020	–	–	–	(140,214)	(140,214)
Balance, September 30, 2020	37,032,320	3,703	6,650,418	(9,774,035)	(3,119,914)

Three months ending September 30, 2019
Balance, June 30, 2019	36,532,320	$3,653	$6,618,495	$(9,402,902)	$(2,780,754)
Net loss, three months ending September 30, 2019	–	–	–	(54,369)	(54,369)
Balance, September 30, 2019	36,532,320	$3,653	$6,618,495	$(9,457,271)	$(2,835,123)

Nine months ending September 30, 2020
Balance, December 31, 2019	36,532,320	$3,653	$6,618,495	$(9,506,948)	$(2,884,800)
Convertible note beneficial conversion feature	–	–	21,973	–	21,973
Sale of common stock	500,000	50	9,950	–	10,000
Net loss, nine months ending September 30, 2020	–	–	–	(267,087)	(267,087)
Balance, September 30, 2020	37,032,320	$3,703	$6,650,418	$(9,774,035)	$(3,119,914)

Nine months ending September 30, 2019
Balance, December 31, 2018	36,532,320	$3,653	$6,618,495	$(9,255,432)	$(2,633,284)
Cumulative adjustment upon adoption of ASU 2017-11	–	–	–	14,730	14,730
Net loss, nine months ending September 30, 2019	–	–	–	(216,569)	(216,569)
Balance, September 30, 2019	36,532,320	$3,653	$6,618,495	$(9,457,271)	$(2,835,123)

See accompanying notes to the unaudited consolidated financial statements.

ATHENA SILVER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(267,087)	$(216,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	$9,155	$–
Changes in operating assets and liabilities:
Prepaid expenses	–	(3,000)
Accounts payable	20,325	6,476
Accrued interest - related parties	83,848	79,370
Accrued liabilities and other liabilities	13,164	19,465

Net cash used in operating activities	(140,595)	(114,258)

Cash flows from financing activities:
Proceeds from advances from related parties	126,498	26,850
Payments on advances from related parties	(23,187)	(16,350)
Proceeds from sale of common stock	10,000	–
Payment on deed amendment liability	(10,000)	(10,000)
Borrowings from credit facility and notes payable - related parties	42,750	110,000

Net cash provided by financing activities	146,061	110,500

Net increase (decrease) in cash	5,466	(3,758)
Cash at beginning of period	117	3,991

Cash at end of period	$5,583	$233

Supplemental disclosure of cash flow information
Cash paid for interest	$1,053	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash transactions
Discount on note payable - Beneficial conversion feature	$21,973	$–
Cumulative adjustment upon adoption of ASU 2017-11	$–	$14,730

See accompanying notes to the unaudited consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Basis of Presentation, Liquidity and Going Concern

Nature of Operations

Athena Silver Corporation (“we,” “our,” “us,” or “Athena”) is engaged in the acquisition and exploration of mineral resources. We were incorporated in Delaware on December 23, 2003 and began our mining operations in 2010.

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) which owns and operates our mining interests and property in California. Since its formation, we have acquired various properties and rights and are currently determining whether those rights and properties could sustain profitable mining operations. We have not presently determined whether our mineral properties contain mineral reserves that are economically recoverable.

On August 21, 2020, Athena entered into a binding letter of intent (“LOI”) with Nubian Resources Ltd. To acquire, Excelsior Springs project, an advanced-stage gold exploration project in Esmeralda County, Nevada.

Under the terms of the LOI, Athena has paid a $10,000 deposit to Nubian for an exclusive 90-day due diligence period during which time Nubian and Athena have agreed to finalize definitive agreements with respect to the transaction, and Athena will make an application for listing on a Canadian stock exchange and will raise a minimum of US$750,000. On closing, Athena will have a maximum of 75 million common shares outstanding and will issue Nubian 50 million common shares valued at $0.05 per share, representing an approximate 40% interest in Athena. Nubian has agreed to a hold period of six months from the date of issuance of the Athena consideration shares.

Athena plans make Excelsior Springs its flagship project and will commission an updated N.I. 43-101 Technical Report to support its planned listing on a Canadian Stock Exchange that will also detail past work and drill programs and highlight future exploration plans to advance the Property.

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

Basis of Presentation

We prepared these interim consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2020 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

At September 30, 2020, we had not yet achieved profitable operations and we have accumulated losses of $9,774,035 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. Effective September 30, 2019, we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the convertible credit facility to $2,400,000, and effective September 30, 2020 we amended the agreement to extend the maturity date to December 31, 2020.

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

In 2014, we purchased 160 acres of land (“Chimney Rock”), located in the eastern Calico Mining District, San Bernardino County, California. The parcel is the SE quarter of Section 25, Township 10 North, Range 1 East and is mostly surrounded by public lands. It was purchased for $21,023 in a property tax auction conducted on behalf of the County.

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

The Company is currently evaluating the potential of marketing for sale one or more of its Land Held for Investment parcels.

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

On April 28, 2020, Athena Silver Corporation entered into Agreement to Grant a 1% Net Smelter Return (NSR) on all Silver Produced from Langtry Mine (the “NSR Agreement”) with Bruce and Elizabeth Strachan, Trustees of the Bruce and Elizabeth Strachan Revocable Living Trust dated July 25, 2007 whereby Strachan has agreed to grant to Athena Minerals, Inc. a 1% net smelter return on the Langtry Mine in California, conditioned upon the completion of the Company’s payment obligation of $150,000 to Mobil Exploration in exchange for Mobil agreeing to reduce its net smelter royalty to 2% pursuant to a 2015 agreement between the Company and Mobil. Athena is making annual payments of $10,000 to Mobil, and as of September 30, 2020 we have paid a total of $60,000 so far on this agreement, and the balance of $90,000 was outstanding on September 30, 2020. Athena’s 1% NSR on Langtry will not vest until the payment obligation to Mobil has been completed.

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

On April 24, 2020, the Company agreed to reduce the conversion price from $0.0735 per share to $0.021 per share. All other terms of the convertible note remain unchanged, and therefore did not change the cash flows of the note. The Company determined the transaction was considered an extinguishment because of the change in conversion price in which no gain or loss was recorded according to ASC 470-50. However, because the conversion price was reduced below the $0.03 market value on the date of the change, a beneficial conversion feature resulted from the price reduction in the amount of $21,973, which was accounted for as a discount to the debt and a corresponding increase in additional paid in capital. The debt discount is being amortized on a straight-line basis over one year to interest expense. A total of $5,493 and $9,155 was amortized to interest expense during the three and nine-month periods respectively, ending September 30, 2020.

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

Accrued interest totaled $20,061 and $16,897 at September 30, 2020 and December 31, 2019, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets.

Note 7 – Convertible Credit Facility – Related Party

Effective July 18, 2012, we entered into a Credit Agreement with Mr. Gibbs, a significant shareholder, providing us with an unsecured credit facility in the maximum amount of $1,000,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share. Since its inception we have amended the credit agreement several times to either increase the borrowing limit and/or extend the maturity date. Effective September 30, 2019, we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the convertible credit facility to $2,400,000, and effective September 30, 2020 we amended the agreement to extend the maturity date to December 31, 2020.  All other provisions remained unchanged. The modification was not considered substantial.

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

Total principal amounts owed under the credit facility notes payable were $2,244,870 and $2,202,120 at September 30, 2020 and December 31, 2019, respectively. Borrowings under our convertible note payable to Mr. Gibbs were $42,750 and $110,000 for the nine months ended September 30, 2020 and 2019, respectively, and were generally used to pay certain mining obligations as well as other operating expenses. No principal or interest payments have made to Mr. Gibbs since the inception of the convertible credit facility. As of September 30, 2020, there remained $155,130 of credit available for future borrowings.

Total accrued interest on the notes payable to Mr. Gibbs was $639,720 and $555,872 at September 30, 2020 and December 31, 2019, respectively, and are included in Accrued interest - related parties on the accompanying consolidated balance sheets.

Interest Expense – Related Parties

Total related party interest expense was $28,292 and $27,156 for the three months ended September 30, 2020 and 2019, respectively. Total related party interest expense was $83,848 and $79,370 for the nine months ended September 30, 2020 and 2019, respectively.

Note 8 – Sale of Common Stock

On June 23, 2020 the Company entered into a stock subscription agreement whereby the subscriber agreed to purchase an aggregate of 17,142,857 shares of the Company’s common stock at a private offering price of $0.007 per share, or an aggregate purchase price of $120,000. The purchase price was to be paid in twelve equal monthly installments of $10,000 each with the first installment due on or before June 15, 2020 and continuing thereafter on or before the 15th day of each succeeding month until paid in full. Shares shall not be issued or deemed purchased until the purchase price has been paid in full.

On September 18, 2020 and subsequent to receiving the first $10,000 installment, the Company and the subscriber agreed to terminate the subscription agreement. As a result of this Settlement Agreement and Release, the Company agreed to issue 500,000 shares of common stock at $0.02 per share and release both parties of any further obligations regarding the June 23, 2020 subscription agreement.

Note 9 – Commitments and Contingencies

We are subject to various commitments and contingencies as discussed in Note 3 – Langtry Property Lease and Deed Amendment Liability.

Note 10 – Share-based Compensation

2004 Equity Incentive Plan

All options previously issued under the 2004 Equity Incentive Plan as well as options issued outside the Plan expired unexercised in 2018. No share-based compensation expense was recorded for either the three or nine months ended September 30, 2020 or 2019.

Note 11 – Related Party Transactions

Conflicts of Interests

Magellan Gold Corporation (“Magellan”) is a company under common control. Mr. Power is a significant shareholder and officer and director of both Athena and Magellan. Mr. Gibbs is a significant shareholder and creditor (see Note 7 – Convertible Credit Facility – Related Parties), in both Athena and Magellan. Athena and Magellan are both involved in the business of acquisition and exploration of mineral resources.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the three and nine months ended September 30, 2020 and 2019, a total of $7,500 and $22,500, respectively, was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. At September 30, 2020 and December 31, 2019, $96,500 and $76,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

Accrued Interest – Related Parties

At September 30, 2020 and December 31, 2019, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs in the amounts of $639,720 and $555,872, respectively, representing unpaid interest on the convertible credit facility.

Advances Payable - Related Parties

Mr. Power and Mr. Gibbs have advanced the Company funds generally utilized for day-to-day operating requirements. These advances are non-interest bearing and are generally repaid as cash becomes available. The Company also utilizes credit cards owned by Mr. Power to pay various obligations when an online payment is required, the availability of cash is limited, or the timing of the payments is considered critical.

During the nine months ended September 30, 2020, Mr. Power made short-term advances to the Company totaling $77,913 and was repaid $23,187 during the period. At September 30, 2020 and December 31, 2019, a total of $84,176 and $29,450 of advances from Mr. Power were outstanding and included in Advances payable – related party on the accompanying consolidated balance sheets.

During the nine months ended September 30, 2020, Mr. Gibbs made short-term advances to the Company totaling $48,585. At September 30, 2020 and December 31, 2019, a total of $48,585 and $-0- of advances from Mr. Gibbs were outstanding and included in Advances payable – related party on the accompanying consolidated balance sheets.

Note 12 – Subsequent Events

On October 15, 2020 the Company sold 600,000 shares of its common stock to a third party in a private placement. The shares were priced at $0.03 per share resulting in total proceeds of $18,000.

On October 26, 2020 the Company sold 300,000 shares of its common stock to a Director in a private placement. The shares were priced at $0.03 per share resulting in total proceeds of $9,000.

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

On August 21, 2020, Athena entered into a binding letter of intent (“LOI”) with Nubian Resources Ltd. To acquire, Excelsior Springs project, an advanced-stage gold exploration project in Esmeralda County, Nevada.

Under the terms of the LOI, Athena has paid a $10,000 deposit to Nubian for an exclusive 90-day due diligence period during which time Nubian and Athena have agreed to finalize definitive agreements with respect to the transaction, and Athena will make an application for listing on a Canadian stock exchange and will raise a minimum of US$750,000. On closing, Athena will have a maximum of 75 million common shares outstanding and will issue Nubian 50 million common shares valued at $0.05 per share, representing an approximate 40% interest in Athena. Nubian has agreed to a hold period of six months from the date of issuance of the Athena consideration shares.

Athena plans make Excelsior Springs its flagship project and will commission an updated N.I. 43-101 Technical Report to support its planned listing on a Canadian Stock Exchange that will also detail past work and drill programs and highlight future exploration plans to advance the Property.

On April 28, 2020, Athena Silver Corporation entered into Agreement to Terminate Lease with Option to Buy dated March 10, 2016 with Bruce and Elizabeth Strachan, Trustees of the Bruce and Elizabeth Strachan Revocable Living Trust dated July 25, 2007, including any and all amendments thereto dated April 28, 2020 with respect to the Langtry patented claims (“Langtry”) in California. As a result of this termination agreement, all scheduled lease option payments due in 2020 and beyond are considered terminated and void upon signing of the Agreement.

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

Results of Operations for the Three Months Ended September 30, 2020 and 2019

A summary of our results from operations is as follows:

	Three Months Ended September 30,
	2020	2019
Operating expenses:
Exploration costs	$52,154	$–
General and administrative expenses	52,777	26,184
Total operating expenses	104,931	26,184
Operating loss	(104,931)	(26,184)
Interest expense	(35,283)	(28,185)
Net loss	$(140,214)	$(54,369)

During the three months ended September 30, 2020, our net loss was $140,214 as compared to a net loss of $54,369 during the same period in 2019. The $85,845 increase in our loss was mainly attributable to exploration costs and legal fees incurred during the third quarter of 2020 associated with the Excelsior Springs project.

Operating expenses:

Our total operating expenses increased $78,747, from $26,184 to $104,931 for the three months ended September 30, 2019 and 2020, respectively.

For the three months ended September 30, 2020, we incurred $52,154 of exploration costs associated with the Excelsior Springs  project, which were primarily costs to secure property rights, Bureau of Land Management annual fees as well as consulting geologists fees for field mapping and sampling. No exploration costs were incurred during the three months ended September 30, 2019.

Our general and administrative expenses increased by $26,593, from $26,184 to $52,777 for the three months ended September 30, 2019 and 2020, respectively, and is primarily due to increases in certain legal fees associated with the Excelsior Springs project.

Interest expense:

Total interest expense was $35,283 during the three months ended September 30, 2020, as compared to $28,185 during the three months ended September 30, 2019.

For the three months ended September 30, 2020 interest expense included $28,291 in interest expense associated with our related party convertible credit facility, $1,094 of interest expense associated with a convertible note payable, $5,493 resulting from the amortization of the discount on the convertible note payable, and $405 of credit card interest.

For the three months ended September 30, 2019 interest expense included $27,156 in interest expense associated with our related party convertible credit facility, and $1,029 of interest expense associated with a convertible note payable.

Results of Operations for the Nine Months Ended September 30, 2020 and 2019

A summary of our results from operations is as follows:

	Nine Months Ended September 30,
	2020	2019
Operating expenses:
Exploration costs	$52,154	$40,000
General and administrative expenses	117,713	94,234
Total operating expenses	169,867	134,234
Operating loss	(169,867)	(134,234)
Interest expense	(97,220)	(82,335)
Net loss	$(267,087)	$(216,569)

During the nine months ended September 30, 2020, our net loss was $267,087 as compared to a net loss of $216,569 during the same period in 2019. The $50,518 increase in our loss was mainly attributable to exploration costs and legal fees incurred during the third quarter of 2020 associated with the Excelsior Springs project.

Operating expenses:

Our total operating expenses increased $35,633, from $134,234 to $169,867 for the nine months ended September 30, 2019 and 2020, respectively.

For the nine months ended September 30, 2020, we incurred $52,154 of exploration costs associated with the Excelsior Springs  project, which were primarily costs to secure property rights, Bureau of Land Management annual fees as well as consulting geologists fees for field mapping and sampling.

During the nine months ended September 30, 2019, we incurred $40,000 of exploration costs representing the total annual lease option payment for the Langtry project. Because of the Langtry lease termination, no costs were incurred during the nine months ended September 30, 2020 associated with the Langtry project.

Our general and administrative expenses increased by $23,479 from $94,234 to $117,713  for the nine months ended September 30, 2019 and 2020, respectively, and is primarily due to increases in legal fees also associated with the Excelsior Springs project.

Interest expense:

Total interest expense was $97,220 during the nine months ended September 30, 2020, as compared to $82,335 during the nine months ended September 30, 2019.

For the nine months ended September 30, 2020 interest expense totaled $97,220 which included $83,848 in interest expense associated with our related party convertible credit facility, $3,164 of interest expense associated with a convertible note payable, $9,155 resulting from the amortization of the discount on the convertible note payable, $405 of credit card interest, as well as $648 of interest associated with the resolution of a 2019 franchise tax obligation which was paid during the quarter.

For the nine months ended September 30, 2019 interest expense consisted of interest expense totaled $82,335 which included $79,370 associated with our related party convertible credit facility, and $2,965 of interest expense associated with the convertible note payable.

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

At September 30, 2020, we had not yet achieved profitable operations and we have accumulated losses of $9,774,035 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due. In September 2019, we amended our credit agreement with Mr. Gibbs to increase the borrowing limit under the convertible credit facility to $2,400,000, and effective September 30, 2020 we amended the agreement to extend the maturity date to December 31, 2020.

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

Liquidity

As of September 30, 2020, we had $5,583 of cash and negative working capital of $3,225,204. This compares to cash on hand of $117 and negative working capital of $2,980,090 at December 31, 2019.

We have a Credit Agreement with a significant shareholder, as amended, which provides us with an unsecured credit facility in the maximum borrowing amount of $2,400,000. The aggregate principal amount borrowed, together with interest at the rate of 5% per annum, is due in full on December 31, 2020, and is convertible, at the option of the lender, into common shares at a conversion price of $0.50 per share.

The convertible credit facility also contains customary representations and warranties (including those relating to organization and authorization, compliance with laws, payment of taxes and other obligations, absence of defaults, material agreements and litigation) and customary events of default (including those relating to monetary defaults, covenant defaults, cross defaults and bankruptcy events). As of September 30, 2020, total borrowings under the Credit Agreement were $2,244,870, leaving $155,130 of credit available for future borrowings.

Cash Flows

A summary of our cash provided by and used in operating and financing activities is as follows:

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(140,595)	$(114,258)
Net cash provided by financing activities	146,061	110,500
Net increase (decrease) in cash	5,466	(3,758)
Cash, beginning of period	117	3,991
Cash, end of period	$5,583	$233

Net cash used in operating activities:

Net cash used in operating activities was $140,595 and $114,258 during the nine months ended September 30, 2020 and 2019, respectively.

Cash used in operating activities during the nine months ended September 30, 2020 is primarily attributed to our $267,087 net loss. We are amortizing the discount on the convertible debt on a straight-line basis over one year. For the nine months ended September 30, 2020 a total of $9,155 had been amortized as a non-cash charge. We also realized increases in accounts payable of $20,325, accrued interest on our notes payable of $83,848, and an increase in other accrued liabilities of $13,164.

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

Net cash provided by financing activities:

Cash provided by financing activities during the nine months ended September 30, 2020 was $146,061 compared to cash provided by financing activities of $110,500 during the same period in 2019.

For the nine months ended September 30, 2020 borrowings under our convertible credit facility were $42,750. Also, during the period the Company’s President had advanced a total of $77,913, and was repaid a total of $23,187. In addition, the holder of the convertible credit facility advanced a total of $48,585, none of which was repaid during the period. The advances are non-interest bearing. We also paid $10,000 that was due on June 1st on our deed amendment liability.

On June 23, 2020 the Company entered into a stock subscription agreement whereby the subscriber agreed to purchase an aggregate of 17,142,857 shares of the Company’s common stock at a private offering price of $0.007 per share, or an aggregate purchase price of $120,000. The purchase price was to be paid in twelve equal monthly installments of $10,000 each with the first installment due on or before June 15, 2020 and continuing thereafter on or before the 15th day of each succeeding month until paid in full. Shares shall not be issued or deemed purchased until the purchase price has been paid in full.

On September 18, 2020 and subsequent to receiving the first $10,000 installment, the Company and the subscriber agreed to terminate the subscription agreement. As a result of this Settlement Agreement and Release, the Company agreed to issue 500,000 shares of common stock at $0.02 per share for total proceeds of $10,000, and released both parties of any further obligations regarding the June 23, 2020 subscription agreement.

For the nine months ended September 30, 2019 borrowings under our convertible credit facility were $110,000. Also, during the nine months ended September 30, 2019 the Company’s President had advanced a total of $26,850, of which $16,350 was repaid during the period. In addition, we paid the $10,000 on our deed amendment liability that was due on June 1, 2019.

Subsequent Events:

On October 15, 2020 the Company sold 600,000 shares of its common stock to a third party in a private placement. The shares were priced at $0.03 per share resulting in total proceeds of $18,000.

On October 26, 2020 the Company sold 300,000 shares of its common stock to a Director in a private placement. The shares were priced at $0.03 per share resulting in total proceeds of $9,000.

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

Proven and probable reserves have not been established for any mineral rights associated with our lands held for investment as of September 30, 2020. Impairment losses were recognized during each of the years ended December 31, 2018 and 2017, and at September 30, 2020 all previously capitalized mineral rights have been fully impaired.

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

ATHENA SILVER CORPORATION

Dated: November 4, 2020	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President,
Chief Financial Officer, Secretary & Director
(Principal Executive Officer)
(Principal Accounting Officer)

