Form 10-K
period 2020-12-31
ATHENA GOLD CORP
filed 2021-02-26
CIK 1304409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-51808

ATHENA GOLD CORPORATION (f/k/a ATHENA SILVER CORPORATION)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,291,734 based upon the last sale price of $0.11 as reported on the OTC.QB effective June 30, 2020.

The number of shares outstanding of the registrant’s common stock, as of February 12, 2021 is 60,032,320.

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

The factors that could cause actual results to differ materially from those projected in the forward-looking statements include:

•	the risk factors set forth below under “Risk Factors”;

•	our ability to raise additional financing necessary to conduct our business;

•	our future business plans and strategies;

•	changes that could result from future acquisition of new mining properties or businesses;

•	our ability to commercially develop our mining interests.;

•	risks and hazards inherent in the mining business, including environmental hazards, industrial accidents, weather or geologically related conditions;

•	uncertainties inherent in our exploratory and developmental activities, including risks relating to permitting and regulatory delays;

•	changes in the market prices of gold or silver;

•	uncertainties inherent in the estimation of gold or silver ore reserves;

•	effects of environmental and other governmental regulations; and

•	the worldwide economic downturn and difficult conditions in the global capital and credit markets.

In addition to the foregoing, the ongoing COVID-19 pandemic poses significant risks and uncertainties in numerous areas, including the availability of labor and materials to explore our mineral interests, risks impacting the cost and availability of insurance and the markets for precious metals. We cannot predict with any certainty the nature and extent of the impact that the pandemic will have on our business plan and operations.

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

In January 2021, the company’s Board of Directors approved a name change from Athena Silver Corporation, to Athena Gold Corporation. Athena Gold Corporation (“we,” “our,” “us,” or “Athena”) is engaged in the acquisition and exploration of mineral resources. We began our mining operations in 2010.

We entered into a Mining Lease and Option Agreement which granted us mining rights to the Langtry silver prospect located in San Bernardino County California. Due to the depressed commodities prices over the ensuing decade, we were never able to engage in meaningful exploration efforts. On April 28, 2020, Athena Silver Corporation entered into Agreement to Terminate Lease with Option to Buy dated March 10, 2016 with Bruce and Elizabeth Strachan, Trustees of the Bruce and Elizabeth Strachan Revocable Living Trust dated July 25, 2007, including any and all amendments thereto dated April 28, 2020 with respect to the Langtry Mine in California. As a result of this termination agreement, all scheduled lease option payments due in 2020 and beyond were considered terminated and void upon signing of the Agreement.

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) which owned and operated our mining interests and properties in California. On December 31, 2020 we sold the subsidiary to Tripower Resources Inc., a company controlled by Mr. John Gibbs, a related party, in a non-cash exchange to satisfy our more than $2.0 million debt to Mr. Gibbs which is discussed further below and in the Notes to the Consolidated Financial Statements included in this report.

Effective December 15, 2020, Athena entered into a definitive Property Option Agreement with Nubian Resources Ltd. (“Nubian”) (TSXV: NBR), pursuant to which Athena acquired a 10% interest in Nubian’s Excelsior Springs exploration project located in Esmeralda County, Nevada and has an option to acquire the remaining 90% held by Nubian.

The Option is exercisable in two tranches: the first tranche was exercised immediately pursuant to which the Company acquired a 10% interest in Excelsior Springs in consideration of issuing to Nubian an aggregate of 5,000,000 shares of Athena Gold Corporation common stock. On December 15, 2020 the company issued the 5,000,000 shares of its common stock valued at $0.03 per share totaling $150,000. The second tranche is exercisable on or before December 31, 2021 to purchase an additional 90% interest in Excelsior Springs in consideration of issuing to Nubian an additional 45 million shares of Athena common stock. Should both options be exercised, Nubian will hold 50 million shares of Athena common stock, which will be subject to a six-month lockup.

Athena’s agreement with Nubian includes 100% of the 140 unpatented claims at Excelsior Springs with two additional patented claims held under a lease option that are subject to a 2% net smelter returns royalty on gold production. Under the terms of the Option Agreement, Nubian will retain a 1% net smelter returns royalty (“NSR Royalty”) on the Excelsior Springs Project if Athena fully exercises the option. Athena will have the right to purchase 0.5% (being one half) of the NSR Royalty for CAD $500,000 and the remaining 0.5% of the NSR Royalty at fair market value.

Excelsior Springs is our flagship project and has recently completed a N.I. 43-101 Technical Report to support its planned listing on the Canadian Stock Exchange that details past work and drill programs and highlight future exploration plans to advance the Property.

We have not presently determined whether our mineral properties contain mineral reserves that are economically recoverable.

Our primary focus going forward will be to continue evaluating our properties, as well as possible acquisitions of additional mineral rights and exploration, all of which will require additional capital.

Conflicts of Interests

Magellan Gold Corporation (“Magellan”) is a publicly-held company under common control. Mr. Power is our President, CEO and a director and is a former officer and director of Magellan. John Gibbs is a significant shareholder of both Athena and Magellan.

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

SUMMARY PROVISIONS OF THE NUBIAN AGREEMENT

Effective December 15, 2020, Athena entered into a definitive Property Option Agreement with Nubian Resources Ltd. (“Nubian”) (TSXV: NBR), pursuant to which Athena acquired a 10% interest in Nubian’s Excelsior Springs exploration project located in Esmeralda County, Nevada and has an option to acquire the remaining 90% held by Nubian.

The Option is exercisable in two tranches: the first tranche was exercised immediately pursuant to which the Company acquired a 10% interest in Excelsior Springs in consideration of issuing to Nubian an aggregate of 5,000,000 shares of Athena Gold Corporation common stock. On December 15, 2020 the company issued the 5,000,000 shares of its common stock valued at $0.03 per share totaling $150,000. The second tranche is exercisable on or before December 31, 2021 to purchase an additional 90% interest in Excelsior Springs in consideration of issuing to Nubian an additional 45 million shares of Athena common stock. Should both options be exercised, Nubian will hold 50 million shares of Athena common stock, which will be subject to a six-month lockup.

Athena’s agreement with Nubian includes 100% of the 140 unpatented claims at Excelsior Springs with two additional patented claims held under a lease option that are subject to a 2% net smelter returns royalty on gold production. Under the terms of the Option Agreement, Nubian will retain a 1% net smelter returns royalty (“NSR Royalty”) on the Excelsior Springs Project if Athena fully exercises the option. Athena will have the right to purchase 0.5% (being one half) of the NSR Royalty for CAD $500,000 and the remaining 0.5% of the NSR Royalty at fair market value.

EXCELSIOR SPRINGS PROJECT

Excelsior Springs is Athena Gold’s flagship property, and Athena holds the right to acquire 100% of the large claim block which is located in the southern portion of the Walker Lane.

The Excelsior Springs project has been explored by a number of companies over the past 30 years during which it is believed that at least 84 RC drill holes totaling x feet have been drilled. The target is a large tonnage, moderate grade gold deposit amenable to open pit mining.

Location and Access:

The Excelsior Springs Property is located in the southeast part of unsurveyed Township 5 south, Range 39 and 40 east, MDBM, Esmeralda County, Nevada, approximately 45 miles southwest of Goldfield, Nevada. The Property is accessed by traveling 14.5 miles (23.2 km) south of Goldfield on US highway 95 and then turning west onto Nevada State Route 266 at Lida Junction and proceeding west for approximately 28.7 miles (45.9 km). Just past mile marker 12, a county-maintained gravel road turns north and leads five miles (8 km) to the Property. There is a locked gate at the southern edge of the patented claims. The Property lies on the moderately hilly south flank of the Palmetto Mountains at an elevation of 6,000 to 8,000 feet (1,829 – 2,439 m) with moderate to heavy juniper/pinion pine cover.

The Excelsior Springs Property comprises 140 unpatented mining claims and two patented mining claims. All of the claims are held by Nubian Resources USA (“Nubian”) and located on Federal Government land administered by the Department of Interior's Bureau of Land Management ("BLM"). The two patented claims are leased to Nubian by the owner, Christian Bramwell, of Pahrump, Nevada. The patented claims, the Prout and Fortunatus (MS 4106), were located in 1873 and 1892, respectively, and were patented in 1912. The patented claims have both surface and mineral rights. Ownership of the unpatented claims gives the right to explore for and develop mineral resources but no surface rights.

The Property consists of 42 "EX" and 88 "ES" contiguous, unpatented lode mining claims covering approximately 2,884 acres (1,167 hct) and two patented claims covering 40 acres (16.1 hct). A separate block of ten "ES" claims covering 202 acres (84 hct) is located approximately one mile (1.6 km) northwest of the main block of claims.

Legal Ownership

Nubian leased the two patented claims comprising part of the Excelsior Springs Property until 2022 under the following terms: Nubian must make pre-production royalty payments to the owner of $15,000 per year during exploration and $20,000 per year once commercial production begins. All payments are credited against a 2% Net Smelter Return Royalty on production. After 2022, Nubian must purchase the two patented claims for $300,000 or renegotiate the terms of the lease.

In December 2020, Athena entered into a definitive agreement with Nubian (the "Option Agreement"), pursuant to which Nubian has granted Athena the option to acquire a 100% interest in the Excelsior Springs Property (the "Option").

The Option is exercisable in two stages. In December 2020, Athena acquired an initial 10% interest in the Excelsior Springs Property (the "First Option"), by making a $10,000 cash payment; and issuing 5,000,000 shares of Athena common stock to Nubian in accordance with the Option Agreement. To acquire the remaining 90% interest in the Excelsior Springs Property (the "Second Option"), Athena is required to, prior to December 31, 2021: (i) issue an additional 45,000,000 shares of Athena common stock to Nubian; (ii) obtain an initial listing of its common shares on a recognized Canadian stock exchange; and (iii) settle all outstanding debt prior to obtaining the exchange listing, with the exception of debt incurred in connection with the listing. If Athena fails to exercise the Second Option prior to December 31, 2021, the initial 10% interest earned by Athena pursuant to the First Option will revert to Nubian, and Athena will hold no interest in the Property.

Nubian, through their wholly owned U.S. subsidiary Nubian Resources USA Inc., will retain a 1% Net Smelter Returns Royalty (the "NSR Royalty") on the Property upon the exercise of the Second Option by Athena. One-half (0.5%) of the NSR Royalty may be purchased by Athena for CAD $500,000 payable to Nubian. An additional one-half (0.5%) of the NSR Royalty may be purchased by Athena at fair market value.

History:

The Buster Mine claim block was discovered in 1872 and has been through several periods of small-scale mining and exploration efforts. During the late 1800s and perhaps the early 1900s there was unconfirmed production from the Buster Mine of an estimated 18,000 tons at 1.2 oz Au/ton (37.3 g/T). Little else is known about work on the mine until Fernan Lemieux re-timbered the Buster shaft in 1964 at a reported cost of $50,000 (Grant, 1986). A visual inspection of the shaft indicated the ladders were still in good condition. Since 1964, the Property has been explored by a number of companies as described below:

•	1960s & 1970s – Efforts to re-timber the shafts and attempts at small scale mining
•	1986 – Great Pacific Resources (11 RC holes)
•	1988 – Lucky Hardrock JV (12 RC holes)
•	2005-2007 – Walker Lane Gold (22 RC holes)
•	2008 – Evolving Gold (8 RC holes)
•	2011-2014 – Global Geoscience and partner Osisko Mining (31 RC holes & Geophysics)

Geology and Mineralization:

The project comprises 140 unpatented and two patented lode claims covering 2,884 acres (1,167 hct). The project has had some historic, high-grade gold production from silicified zones on the patented claims. These zones are contained in several, large, intensely altered, E-W-trending shear zones in Paleozoic siltstones and limestones. These shear zones host structurally and lithologically controlled gold mineralization within a 3 X 1 km area of intense clay alteration. The shear zones have been collectively named the Excelsior Springs Shear Zone, ESSZ, and form the core of the exploration targets on the property.

Geology and Mineralization. The Property lies within the Walker Lane, a regional-scale zone of northwest-trending, strike-slip faulting. The Walker Lane hosts a significant number of precious metal deposits including the Comstock Lode at Virginia City, Borealis, Aurora, Mineral Ridge, Paradise Peak, Rawhide, Tonopah, Goldfield and the Bullfrog District. These deposits are Tertiary in age, and all have a very strong structural control for the mineralization. However, the author has not verified information with respect to the abovementioned deposits, and information in this Report with respect to these deposits is not necessarily indicative of the mineralization on the Excelsior Springs Property. The Excelsior Springs Property area contains a thick section of basal Precambrian-Cambrian sedimentary rocks that are complexly interlayered by thrust faults with the Ordovician Palmetto Formation. On the Property, there are a large number of prospect pits, small trenches and drill roads concentrated along the Excelsior Springs Property structural zone ("ESSZ"), a 1,000 foot-wide and 10,000 foot-long (304 m x 3,048 m), east-west-trending zone of shearing and alteration. Underground workings on the two patented claims have been the source of the Property's unverified, historic production, reported to be 19,200 oz Au (18,000 tons containing 1.2 oz Au/ton (37.3 g Au/T)). Assay results for the 84 RC holes that have been drilled on the Property show that 51 of the holes (61%) contain a 20-foot interval averaging 0.25 g Au/T, typical cut-off grade for Nevada open-pit gold mines. Forty of the holes (48%) contain a 20-foot interval averaging 0.5 g Au/T, and 24 of the holes (29%) contain a 20-foot interval averaging 1.0 g Au/T.

Property Geology. The Excelsior Springs Property area contains basal Precambrian-Cambrian sedimentary rocks complexly interlayered by thrust faults with the Ordovician Palmetto Formation, as seen in Figure 17 (McKee, 1985). Lithologic units shown on the map are listed below.

Qa - Alluvium, (Quaternary) - sand and gravel.

Tq - Quartz porphyry and alaskite dikes, (Miocene) - Light-colored, quartz-rich fine- grained intrusive rocks.

Opa - Palmetto Formation, (Ordovician) - Heterogeneous mixture of dark, thin-bedded chert, shale, limestone and quartzites, usually in thrust fault contact with older rocks.

Ce - Emigrant Formation, (Cambrian) - Gray- green limey siltstone with sandstone interbeds. Grades upward into platy, gray, aphanitic limestone with chert nodules, chert beds and intraformational limestone conglomerates.

Ch - Harkless Formation,(Cambrian) - Interbedded fine-grained sandstone, siliceous siltstone and thin limestone.

Miocene rhyolite and hornblende diorite dikes (Tq) occur throughout the Property and are particularly abundant in the area east of the Excelsior Springs Property. Most of the dikes are aligned parallel to the east-west to east-northeast trends of the mineralization in the ESSZ. The quartz-rich rhyolite dikes appear to be more closely associated with alteration and gold mineralization than do the hornblende diorite dikes.

The 3,500 foot-thick (1,067 m), Cambrian-age (Ch) Harkless Formation seems to be the predominant host for the alteration and mineralization and is divided into a lower, greenish-gray quartz-rich siltstone member and an upper olive-gray siltstone member. Limestone layers, up to 100 feet-thick (30 m), occur in the lower member. The Cambrian-age (Ce) Emigrant Formation overlying the Harkless consists of a lower, multi-colored limestone-siltstone member, a middle, greenish-gray shale member and an upper, gray, cherty limestone member. The Emigrant Formation is about 1,300 feet-thick (396 m).

Mineralized Zones. The east-west trending ESSZ shows strong hydrothermal alteration over an area 1,000-1,800 feet-wide (305 – 549 m) and 10,000 feet-long (3,050 m) and appears to extend under Quaternary gravels to the west of the Buster and pit areas. In addition to the area around the Buster shaft, there are many other scattered zones of anomalous gold and base metal mineralization within the ESSZ. There are large, well developed, east-west-trending drainages to the north and south of the ESSZ. These drainages also contain outcrops of strongly altered rocks that have not been closely examined. Mineralization on the claims is hosted mostly in the Harkless Formation and the Emigrant Formation. Mineralization occurs almost entirely in shear zones which are characterized by brecciation, silicification and local mylonitization. The ESSZ contains well developed fractures striking east-west and well mineralized sets of north-, northeast- and northwest-striking fractures. There are several gold-bearing quartz veins containing galena and tetrahedrite in the shear zones that represent a post-deformation period of mineralization. Most of the mineralized zones do not contain visible sulfides.

Gold mineralization is localized by the structures and occurs as veinlets and veins. Gold also appears to occur in a disseminated form in favorable stratigraphic units. Brecciated quartz veins are common in the mineralized zones but frequently exhibit no direct correlation with higher gold values. Quartz-copper veins and pods of white quartz are also brecciated and locally re-cemented with fine-grained crystalline to chalcedonic silica. A strong correlation between visible copper and/ or zinc oxides and carbonates and higher-grade gold values has been noted. Cadmium and antimony values are anomalous but somewhat randomly distributed, and arsenic is strongly correlated with gold values greater than 8 ppm.

EXPLORATION ACTIVITIES:

Summary

Athena has begun an initial work program for the Excelsior Springs Property comprising the following:

•	Data compilation and review;
•	Geologic mapping and sampling of selected areas of the project;
•	Acquisition and evaluation of hyperspectral satellite imagery for alteration studies;
•	Refining the project's structural model for mineralization;
•	Developing a 3-D, computer generated model of the Buster area mineralization;
•	Creating a new set of 1:1200 scale cross sections to include all drill holes.

(a) Data Compilation. There is a large amount of historic data generated by previous exploration programs on the Property. Much of the earlier data is incomplete and weakly documented but still useful. A new compilation of all the drilling results including collar location, hole azimuth, dip, total depth and gold values has been completed and used to construct the three-dimensional model and new cross sections.

(b) Geologic Mapping and Sampling. Approximately 20 man-days have been spent mapping in selected areas of the project. Mapping was done on detailed color photos at a scale of 1:2,400 with a particular focus on alteration zones and structural features. This new work is being integrated into the existing geologic map and will be fully digital. The new geologic map has not been completed, but it will serve as a base layer for showing alteration, mineralization, structures, geophysical data and drill hole projections. In conjunction with the mapping of selected areas, the Company has collected and processed 100 surface rock chip samples. Custody of these samples was maintained by the geologists and then delivered to American Assay Labs in Sparks, Nevada. All samples were fire assayed for gold, and an ICP process was used for other elements. The assay process is described in Section 11.1 of this Report and duplicate, standard and blank samples were used.

(c)       Hyperspectral Data. SpecTir Imagery of Reno, Nevada provided a suite of hyperspectral images covering the area around the project. The study shows the alteration mineralogy image generated by the SpecTIR data. The Buster zone clearly shows strong kaolinite and sodium-rich illite (paragonite) alteration. The strong clay alteration zone continues eastward to the Ridge zone (447300 E) and further east into the Excelsior Springs Property area (448000 E). Further east and west from the Buster zone the clay mineralogy becomes potassium-rich phengite along with muscovite.

(d)       Refining the Structural Model. Ore deposits found within the Walker Lane and particularly mineralized zones in the ESSZ are both structurally and lithologically controlled.

(e)       Three-Dimensional Model. Geo Vector Consultants in Ottawa, Canada has utilized the updated drill hole data base for the Property and has generated the 3-D model for the mineralized zones. There are multiple intercepts of potentially well mineralized material in many of the holes, but further infill drilling is needed to better confirm continuity of the zones between the holes.

(f)       Cross Sections. Mine Development Associates ("MDA"), a division of RESPEC Inc., consultants in Reno, is generating a complete set of 1:600 scale cross sections along with a topographic map showing all of the drill holes and mineralized intervals.

EXPLORATION PLANS

A three-phase exploration program is recommended for the Property. Phase One will comprise the following items:

1.	Conducting a new gradient array IP survey that will provide data to a depth of approximately 900 feet (274 m) and better define the southwestern chargeability zone.
2.	Analyzing of all surface mapping, assay and geophysical data to determine if moving to the Phase Two drilling program is warranted.

Subject to obtaining the necessary permits in a timely manner, the Phase One should be completed in several months. A detailed budget proposal for the Phase One program totals $122,235.

If Phase One results demonstrate there are valid, untested drill targets, then the Phase Two core and RC drilling program should be initiated. A detailed budget for Phase Two, consisting of the 2,000 feet (610 m) of oriented core drilling and the 10,000 feet (3,048 m) of RC drilling will cost an estimated $866,870. Phase One and Two total $1,088,015, including a 10% contingency.

If Phase Two is successful, Phase Three is intended to precisely define depth, width, length, tonnage and value per ton of any deposit that has been identified and would involve:

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

We anticipate further updating our mining properties disclosure in accordance with the SEC’s Final Rule 13-10570, Modernization of Property Disclosures for Mining Registrants, which became effective February 25, 2019, and which rescinds SEC Industry Guide 7 following a two-year transition period, which means that we will be required to comply with the new rule no later than our fiscal year beginning January 1, 2021.

MARKETING

All of our mining operations, if successful, will produce gold in doré form or a concentrate that contains gold.

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

EXCELSIOR SPRINGS PROJECT CLAIMS

The following map shows the location of the patented and unpatented mining claims that comprise the Excelsior Springs project:

440000E
445000E
450000E
4150000N
4145000N
Oregon
Idaho
Nevada
Utah
California
Arizona
Legend
EX Claims outline (42 claims)
ES Claims outine (98 claims)
Patented claim outline
Athena Gold Corporation
Excelsior Springs Project
Esmeralda County Nevada
T4-5S R39-40E
USGS Topographic Base
UTM NAD1927 zone 11N
February 2021
USGS 7.5 minute quadrangles:
Lida Wash SW, Lida Wash, Sylvania Mtns. & Magruder Mtn.
T4S R39E, Section 25
T5S R39E, Sections 21,25,26,27,28,29, 30,34,35,36
T5S R40E, Sections 30,31
N
0 250 500 1,000
Kilometers
Scale: 1:50,000

		Excelsior Springs Project - List of ES Claims

	Claim Name	NMC #	Claimant	Valid Until
1	ES 1	1045871	Nubian Resources USA Ltd.	9/1/2021
2	ES 3	1045873	Nubian Resources USA Ltd.	9/1/2021
3	ES 5	1045875	Nubian Resources USA Ltd.	9/1/2021
4	ES 7	1045877	Nubian Resources USA Ltd.	9/1/2021
5	ES 9	1045879	Nubian Resources USA Ltd.	9/1/2021
6	ES 11	1045881	Nubian Resources USA Ltd.	9/1/2021
7	ES 13	1045883	Nubian Resources USA Ltd.	9/1/2021
8	ES 15	1045885	Nubian Resources USA Ltd.	9/1/2021
9	ES 17	1045887	Nubian Resources USA Ltd.	9/1/2021
10	ES 19	1045889	Nubian Resources USA Ltd.	9/1/2021
11	ES 21	1045891	Nubian Resources USA Ltd.	9/1/2021
12	ES 23	1045893	Nubian Resources USA Ltd.	9/1/2021
13	ES 25	1045895	Nubian Resources USA Ltd.	9/1/2021
14	ES 27	1045897	Nubian Resources USA Ltd.	9/1/2021
15	ES 29	1045899	Nubian Resources USA Ltd.	9/1/2021
16	ES 31	1045901	Nubian Resources USA Ltd.	9/1/2021
17	ES 33	1045903	Nubian Resources USA Ltd.	9/1/2021
18	ES 35	1045905	Nubian Resources USA Ltd.	9/1/2021

19	ES 37	1045907	Nubian Resources USA Ltd.	9/1/2021
20	ES 39	1045909	Nubian Resources USA Ltd.	9/1/2021
21	ES 40	1045910	Nubian Resources USA Ltd.	9/1/2021
22	ES 41	1045911	Nubian Resources USA Ltd.	9/1/2021
23	ES 42	1045912	Nubian Resources USA Ltd.	9/1/2021
24	ES 43	1045913	Nubian Resources USA Ltd.	9/1/2021
25	ES 44	1045914	Nubian Resources USA Ltd.	9/1/2021
26	ES 45	1045915	Nubian Resources USA Ltd.	9/1/2021
27	ES 46	1045916	Nubian Resources USA Ltd.	9/1/2021
28	ES 47	1045917	Nubian Resources USA Ltd.	9/1/2021
29	ES 48	1045918	Nubian Resources USA Ltd.	9/1/2021
30	ES 49	1045919	Nubian Resources USA Ltd.	9/1/2021
31	ES 50	1045920	Nubian Resources USA Ltd.	9/1/2021
32	ES 51	1045921	Nubian Resources USA Ltd.	9/1/2021
33	ES 52	1045922	Nubian Resources USA Ltd.	9/1/2021
34	ES 53	1045923	Nubian Resources USA Ltd.	9/1/2021
35	ES 54	1045924	Nubian Resources USA Ltd.	9/1/2021
36	ES 55	1045925	Nubian Resources USA Ltd.	9/1/2021
37	ES 56	1045926	Nubian Resources USA Ltd.	9/1/2021
38	ES 57	1045927	Nubian Resources USA Ltd.	9/1/2021
39	ES 58	1045928	Nubian Resources USA Ltd.	9/1/2021
40	ES 59	1045929	Nubian Resources USA Ltd.	9/1/2021
41	ES 60	1045930	Nubian Resources USA Ltd.	9/1/2021
42	ES 61	1045931	Nubian Resources USA Ltd.	9/1/2021
43	ES 62	1045932	Nubian Resources USA Ltd.	9/1/2021
44	ES 63	1045933	Nubian Resources USA Ltd.	9/1/2021
45	ES 64	1045934	Nubian Resources USA Ltd.	9/1/2021
46	ES 65	1045935	Nubian Resources USA Ltd.	9/1/2021
47	ES 66	1045936	Nubian Resources USA Ltd.	9/1/2021
48	ES 67	1045937	Nubian Resources USA Ltd.	9/1/2021
49	ES 68	1045938	Nubian Resources USA Ltd.	9/1/2021
50	ES 69	1045939	Nubian Resources USA Ltd.	9/1/2021
51	ES 70	1045940	Nubian Resources USA Ltd.	9/1/2021
52	ES 71	1045941	Nubian Resources USA Ltd.	9/1/2021
53	ES 72	1045942	Nubian Resources USA Ltd.	9/1/2021
54	ES 73	1045943	Nubian Resources USA Ltd.	9/1/2021
55	ES 74	1045944	Nubian Resources USA Ltd.	9/1/2021
56	ES 75	1045945	Nubian Resources USA Ltd.	9/1/2021
57	ES 76	1045946	Nubian Resources USA Ltd.	9/1/2021

58	ES 77	1045947	Nubian Resources USA Ltd.	9/1/2021
59	ES 78	1045948	Nubian Resources USA Ltd.	9/1/2021
60	ES 79	1045949	Nubian Resources USA Ltd.	9/1/2021
61	ES 80	1045950	Nubian Resources USA Ltd.	9/1/2021
62	ES 81	1045951	Nubian Resources USA Ltd.	9/1/2021
63	ES 82	1045952	Nubian Resources USA Ltd.	9/1/2021
64	ES 83	1045953	Nubian Resources USA Ltd.	9/1/2021
65	ES 84	1045954	Nubian Resources USA Ltd.	9/1/2021
66	ES 85	1045955	Nubian Resources USA Ltd.	9/1/2021
67	ES 86	1045956	Nubian Resources USA Ltd.	9/1/2021
68	ES 87	1045957	Nubian Resources USA Ltd.	9/1/2021
69	ES 88	1045958	Nubian Resources USA Ltd.	9/1/2021
70	ES 89	1045959	Nubian Resources USA Ltd.	9/1/2021
71	ES 90	1045960	Nubian Resources USA Ltd.	9/1/2021
72	ES 91	1045961	Nubian Resources USA Ltd.	9/1/2021
73	ES 92	1045962	Nubian Resources USA Ltd.	9/1/2021
74	ES 93	1045963	Nubian Resources USA Ltd.	9/1/2021
75	ES 94	1045964	Nubian Resources USA Ltd.	9/1/2021
76	ES 95	1045965	Nubian Resources USA Ltd.	9/1/2021
77	ES 96	1045966	Nubian Resources USA Ltd.	9/1/2021
78	ES 97	1045967	Nubian Resources USA Ltd.	9/1/2021
79	ES 98	1045968	Nubian Resources USA Ltd.	9/1/2021
80	ES 99	1045969	Nubian Resources USA Ltd.	9/1/2021
81	ES 100	1045970	Nubian Resources USA Ltd.	9/1/2021
82	ES103	1057362	Nubian Resources USA Ltd.	9/1/2021
83	ES105	1057364	Nubian Resources USA Ltd.	9/1/2021
84	ES107	1057366	Nubian Resources USA Ltd.	9/1/2021
85	ES109	1057368	Nubian Resources USA Ltd.	9/1/2021
86	ES176	1057394	Nubian Resources USA Ltd.	9/1/2021
87	ES179	1057395	Nubian Resources USA Ltd.	9/1/2021
88	ES180	1057396	Nubian Resources USA Ltd.	9/1/2021
89	ES245	1057460	Nubian Resources USA Ltd.	9/1/2021
90	ES246	1057461	Nubian Resources USA Ltd.	9/1/2021
91	ES247	1057462	Nubian Resources USA Ltd.	9/1/2021
92	ES248	1057463	Nubian Resources USA Ltd.	9/1/2021
93	ES249	1057464	Nubian Resources USA Ltd.	9/1/2021
94	ES250	1057465	Nubian Resources USA Ltd.	9/1/2021
95	ES251	1057466	Nubian Resources USA Ltd.	9/1/2021
96	ES252	1057467	Nubian Resources USA Ltd.	9/1/2021
97	ES253	1057468	Nubian Resources USA Ltd.	9/1/2021
98	ES254	1057469	Nubian Resources USA Ltd.	9/1/2021

		Excelsior Springs Project - List of EX Claims

	Claim Name	NMC #	Claimant	Valid Until
1	EX 1	887756	Nubian Resources USA Ltd.	9/1/2021
2	EX 2	887757	Nubian Resources USA Ltd.	9/1/2021
3	EX 3	887758	Nubian Resources USA Ltd.	9/1/2021
4	EX 4	887759	Nubian Resources USA Ltd.	9/1/2021
5	EX 5	887760	Nubian Resources USA Ltd.	9/1/2021
6	EX 6	887761	Nubian Resources USA Ltd.	9/1/2021
7	EX 7	887762	Nubian Resources USA Ltd.	9/1/2021
8	EX 8	887763	Nubian Resources USA Ltd.	9/1/2021
9	EX 9	887764	Nubian Resources USA Ltd.	9/1/2021
10	EX 10	887765	Nubian Resources USA Ltd.	9/1/2021
11	EX 11	887766	Nubian Resources USA Ltd.	9/1/2021
12	EX 12	887767	Nubian Resources USA Ltd.	9/1/2021
13	EX 13	887768	Nubian Resources USA Ltd.	9/1/2021
14	EX 14	887769	Nubian Resources USA Ltd.	9/1/2021
15	EX 20	897986	Nubian Resources USA Ltd.	9/1/2021
16	EX 21	897987	Nubian Resources USA Ltd.	9/1/2021
17	EX 22	897988	Nubian Resources USA Ltd.	9/1/2021
18	EX 23	897989	Nubian Resources USA Ltd.	9/1/2021
19	EX 24	897990	Nubian Resources USA Ltd.	9/1/2021
20	EX 25	897991	Nubian Resources USA Ltd.	9/1/2021
21	EX 26	897992	Nubian Resources USA Ltd.	9/1/2021
22	EX 27	897993	Nubian Resources USA Ltd.	9/1/2021
23	EX 28	897994	Nubian Resources USA Ltd.	9/1/2021
24	EX 29	897995	Nubian Resources USA Ltd.	9/1/2021
25	EX 30	897996	Nubian Resources USA Ltd.	9/1/2021
26	EX 31	897997	Nubian Resources USA Ltd.	9/1/2021
27	EX 32	897998	Nubian Resources USA Ltd.	9/1/2021
28	EX 33	897999	Nubian Resources USA Ltd.	9/1/2021
29	EX 34	898000	Nubian Resources USA Ltd.	9/1/2021
30	EX 35	898001	Nubian Resources USA Ltd.	9/1/2021
31	EX 36	898002	Nubian Resources USA Ltd.	9/1/2021
32	EX 37	898003	Nubian Resources USA Ltd.	9/1/2021
33	EX 38	898004	Nubian Resources USA Ltd.	9/1/2021
34	EX 39	898005	Nubian Resources USA Ltd.	9/1/2021
35	EX 40	898006	Nubian Resources USA Ltd.	9/1/2021
36	EX 41	898007	Nubian Resources USA Ltd.	9/1/2021
37	EX 42	898008	Nubian Resources USA Ltd.	9/1/2021
38	EX 43	898009	Nubian Resources USA Ltd.	9/1/2021
39	EX 44	898010	Nubian Resources USA Ltd.	9/1/2021
40	EX 45	898011	Nubian Resources USA Ltd.	9/1/2021
41	EX 46	898012	Nubian Resources USA Ltd.	9/1/2021
42	EX 47	898013	Nubian Resources USA Ltd.	9/1/2021

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

Patented Mining Claims

Patented mining claims, such as the two patented claims included in the Excelsior Springs project, are mining claims on federal lands that are held in fee simple by the owner.  No maintenance fees or royalties are payable to the BLM; however, lease payments and royalties are payable under the operative leases.

DISCONTINUED MINERAL INTERESTS

LOCATION AND HISTORY OF THE LANGTRY PROJECT

[Athena terminated its interest in the Langtry Project in April 2020]

In 2010 we entered into a Mining Lease and Option Agreement which granted us mining rights to the Langtry silver prospect located in San Bernardino County California. Due to the depressed commodities prices over the ensuing decade, we were never able to engage in meaningful exploration efforts. On April 28, 2020, Athena Silver Corporation entered into Agreement to Terminate Lease with Option to Buy dated March 10, 2016 with Bruce and Elizabeth Strachan, Trustees of the Bruce and Elizabeth Strachan Revocable Living Trust dated July 25, 2007, including any and all amendments thereto. The Agreement to Terminate ended our interest in the Langtry prospect. As a result of this termination agreement, all scheduled lease option payments due in 2020 and beyond were considered terminated and void upon signing of the Agreement.

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) which owned and operated our mining interests and properties in California, including the Langtry lease and option. After the Langtry lease and option had been terminated, Athena Mineral’s residual interests consisted of some assorted unproductive fee interests and unpatented mining claims which we considered to have questionable recoverable value. On December 31, 2020, after the Langtry lease and option had been terminated, we sold the subsidiary with its residual interests to Tripower Resources Inc., a company controlled by Mr. John Gibbs, a related party, in a non-cash exchange to satisfy our more than $2.0 million debt to Mr. Gibbs which is discussed further below and in the Notes to the Consolidated Financial Statements included in this report.

Langtry Project:

The Langtry Project covered approximately 1,200 acres and consisted of 20 patented and 2 unpatented lode mining claims held under the Strachan Lease and 36 unpatented lode mining claims with the BLM.

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

The following map shows the location of the Langtry Project claims:

[Athena terminated its interest in the Langtry Project in April 2020]

GOLD PRICES

Our operating results are substantially dependent upon the world market prices of silver. We have no control over gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low London Fix prices of silver (as reported by www.kitco.com) per ounce during the periods indicated:

	Year Ended December 31,
	2020		2019		2018
	High	Low	High	Low	High	Low
Gold	$2,067.15	$1,474.25	$1,546.10	$1,269.50	$1,354.96	$1,178.40

These historical prices are not indicative of future gold prices.

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the report of our auditors issued in connection with our financial statements for the years ended December 31, 2020 and 2019 contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

We have no history of or experience in producing gold or other metals. The development of our Excelsior Springs Project would require the construction and operation of mines, processing plants, and related infrastructure. As a result, we would be subject to all of the risks associated with establishing a new mining operation and business enterprise. We may never successfully establish mining operations, and any such operations may not achieve profitability.

Our principal shareholders and control persons are also principal shareholders and control persons of Athena and Silver Saddle, which could result in conflicts with the interests of minority stockholders.

Magellan Gold Corporation (“Magellan”) is a publicly-held company under common control. Mr. Power is our President, CEO and a director and is a former officer and director of Magellan. John Gibbs is a significant shareholder of both Athena and Magellan.

Messrs. Gibbs and Power are control persons and principal shareholders of Athena and Silver Saddle. Athena, Magellan and Silver Saddle are engaged in mineral exploration activities, although in different geographical regions. While the geographical focus of the companies is different, numerous conflicts could arise in the future. For example, Messrs. Gibbs and Power have provided the majority of working capital for all three companies to date, and in the likely event that these companies require additional capital in the future, their resources may be inadequate to finance the activities of all. In addition, if new prospects become available, a conflict may exist with respect to which company to offer those opportunities. Messrs. Gibbs and Power have not developed a conflict of interest policy to mitigate the potential adverse effects of these conflicts and as a result these conflicts represent a significant risk to the shareholders of the Company. Conflicts for access to limited resources and opportunities cannot be eliminated completely, and investors should be aware of their potential.

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

We have no proven or probable reserves.

We are currently in the exploration stage and have no proven or probable reserves, as those terms are defined by the SEC, on any of our properties including the Excelsior Springs Project. The mineralized material identified to date in respect of the Excelsior Springs Project has not demonstrated economic viability and we cannot provide any assurance that mineral reserves with economic viability will be identified on that property.

In order to demonstrate the existence of proven or probable reserves under SEC guidelines, it would be necessary for us to advance the exploration of our Excelsior Springs Project by significant additional delineation drilling to demonstrate the existence of sufficient mineralized material with satisfactory continuity which would provide the basis for a feasibility study which would demonstrate with reasonable certainty that the mineralized material can be economically extracted and produced. We do not have sufficient data to support a feasibility study with regard to the Excelsior Springs Project, and in order to perform the drill work to support such feasibility study, we must obtain the necessary permits and funds to continue our exploration efforts. It is possible that, even after we have obtained sufficient geologic data to support a feasibility study on the Excelsior Springs Project, such study will conclude that none of the identified mineral deposits can be economically and legally extracted or produced. If we cannot adequately confirm or discover any mineral reserves of precious metals on the Excelsior Springs Property, we may not be able to generate any revenues. Even if we discover mineral reserves on the Excelsior Springs Property in the future that can be economically developed, the initial capital costs associated with development and production of any reserves found is such that we might not be profitable for a significant time after the initiation of any development or production. The commercial viability of a mineral deposit once discovered is dependent on a number of factors beyond our control, including particular attributes of the deposit such as size, grade and proximity to infrastructure, as well as metal prices. In addition, development of a project as significant as Excelsior Springs will likely require significant debt financing, the terms of which could contribute to a delay of profitability.

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

If we discover ore at the Excelsior Springs Project, we expect that it would be several additional years from the initial phases of exploration until production is possible. During this time, the economic feasibility of production could change. As a result of these uncertainties, there can be no assurance that our exploration programs will result in proven and probable reserves in sufficient quantities to justify commercial operations at the Excelsior Springs Project.

Even if our exploration efforts at Excelsior Springs are successful, we may not be able to raise the funds necessary to develop the Excelsior Springs Project.

If our exploration efforts at Excelsior Springs are successful, our current estimates indicate that we would be required to raise at least $50 million in external financing to develop and construct the Excelsior Springs Project. Sources of external financing could include bank borrowings and debt and equity offerings, but financing has become significantly more difficult to obtain in the current market environment. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. There can be no assurance that we will commence production at Langtry or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Excelsior Springs Project. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and we may not be able to realize our assets and settle our liabilities in the normal course of business at amounts reflected in our financial statements included or incorporated by reference in this Form 10-K.

We may not be able to obtain all of the permits required for development of the Excelsior Springs Project.

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We will be required to obtain numerous permits for our Excelsior Springs Project. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings.  Our efforts to develop the Property may also be opposed by environmental groups.  In addition, mining projects require the evaluation of environmental impacts for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic conditions. An Environmental Impact Statement would be required before we could commence mine development or mining activities. Baseline environmental conditions are the basis on which direct and indirect impacts of the Excelsior Springs Project are evaluated and based on which potential mitigation measures would be proposed. If the Excelsior Springs Project were found to significantly adversely impact the baseline conditions, we could incur significant additional costs to avoid or mitigate the adverse impact, and delays in the Excelsior Springs Project could result.

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

If we establish reserves, complete a favorable feasibility study for the Excelsior Springs Project, and complete development of a mine, our profitability and long-term viability will depend, in large part, on the market price of gold. The market prices for metals are volatile and are affected by numerous factors beyond our control, including:

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

The market price of gold is volatile. Low gold prices could result in decreased revenues, decreased net income or increased losses and decreased cash flows, and may negatively affect our business.

Gold is a commodity. Its price fluctuates, and is affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors.

The price of gold may decline in the future. Factors that are generally understood to contribute to a decline in the price of gold include sales by private and government holders, and a general global economic slowdown. If the price of silver is depressed for a sustained period and our net losses continue, we may be forced to suspend operations until the prices increase, and to record asset impairment write-downs. Any continued or increased net losses or asset impairment write-downs would adversely affect our financial condition and results of operations.

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

Mineral exploration, particularly for gold, involves many risks and is frequently unproductive. If mineralization is discovered, it may take a number of years until production is possible, during which time the economic viability of the Project may change.

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

If, in the future, we present estimates of ore reserve figures in our public filings, those figures may be estimated by our technical personnel. Reserve estimates are a function of geological and engineering analyses that require us to make assumptions about production costs and gold market prices. Reserve estimation is an imprecise and subjective process. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation, judgment and experience. Assumptions about gold market prices are subject to great uncertainty as those prices have fluctuated widely in the past. Declines in the market prices of gold may render future potential reserves containing relatively lower grades of ore uneconomic to exploit, and we may be required to reduce reserve estimates, discontinue development or mining at one or more of our properties, or write down assets as impaired. Should we encounter mineralization or geologic formations at any of our projects different from those we predicted, we may adjust our reserve estimates and alter our mining plans. Either of these alternatives may adversely affect our actual future production and operating results.

The estimation of the ultimate recovery of metals contained within a heap leach pad inventory is inherently inaccurate and subjective and requires the use of estimation techniques. Actual recoveries can be expected to vary from estimations.

We expect to use the heap leach process to extract gold from ore. The heap leach process is a process of extracting gold by placing ore on an impermeable pad and applying a diluted cyanide solution that dissolves a portion of the contained silver, which is then recovered in metallurgical processes.

We will use several integrated steps in the process of extracting gold to estimate the metal content of ore placed on the leach pads. Although we will refine our estimates as appropriate at each step in the process, the final amounts are not determined until a third-party smelter converts the doré and determines final ounces of gold available for sale. We will then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we may adjust our estimation procedures when appropriate. As a result, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on our financial condition and results of operations.

Gold mining involves significant production and operational risks. We may suffer from the failure to efficiently operate our mining projects.

Gold mining involves significant degrees of risk, including those related to mineral exploration success, unexpected geological or mining conditions, the development of new deposits, climatic conditions, equipment and/or service failures, compliance with current or new governmental requirements, current availability of or delays in installing and commissioning plant and equipment, import or customs delays and other general operating risks. Problems may also arise due to the quality or failure of locally obtained equipment or interruptions to services (such as power, water, fuel or transport or processing capacity) or technical support, which results in the failure to achieve expected target dates for exploration or production activities and/or result in a requirement for greater expenditure. The right to develop gold reserves may depend on obtaining certain licenses and quotas, the granting of which may be at the discretion of the relevant regulatory authorities. There may be delays in obtaining such licenses and quotas, leading to our results of operations being adversely affected, and it is possible that from time to time mining licenses may be refused.

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

An important element of our business strategy is the opportunistic acquisition of precious metal mines, properties and businesses or interests therein. While it is our practice to engage independent mining consultants to assist in evaluating and making acquisitions, any mining properties or interests therein we may acquire may not be developed profitably or, if profitable when acquired, that profitability might not be sustained. In connection with any future acquisitions, we may incur indebtedness or issue equity securities, resulting in increased interest expense, or dilution of the percentage ownership of existing shareholders. We cannot predict the impact of future acquisitions on the price of our business or our common stock. Unprofitable acquisitions, or additional indebtedness or issuances of securities in connection with such acquisitions, may impact the price of our common stock and negatively affect our results of operations.

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

Because mines have limited lives based on proven and probable ore reserves, we expect we will be continually seeking to replace and expand any future ore reserves. Identifying promising mining properties is difficult and speculative. Furthermore, we encounter strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold. Many of these companies have greater financial resources than we do. Consequently, we may be unable to replace and expand future ore reserves through the acquisition of new mining properties or interests therein on terms we consider acceptable. As a result, our future revenues from the sale of gold may decline, resulting in lower income and reduced growth.

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

We have the authority to issue up to 250 million shares of common stock and 5 million shares of preferred stock and to issue options and warrants to purchase shares of our common stock, without shareholder approval. Future share issuances are likely due to our need to raise additional working capital in the future. Those future issuances will likely result in dilution to our shareholders. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval, which would not only result in further dilution to investors in this offering but could also depress the market value of our common stock, if a public trading market develops.

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

Outstanding shares that are eligible for future sale could adversely impact a public trading market for our common stock

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

Since our shares are not listed on a national stock exchange or quoted on the Nasdaq Capital Market within the United States, if a public trading market develops, of which there can be no assurance, trading in our shares on the OTC market will be subject, to the extent the market price for our shares is less than $5.00 per share, to a number of regulations known as the "penny stock rules".  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the investor and receive the investor’s written agreement to the transaction.  To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for our shares and may severely and adversely affect the ability of broker-dealers to sell our shares.

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

None.

ITEM 4 – REMOVED AND RESERVED.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our outstanding shares of common stock traded over-the-counter and quoted on the OTC Bulletin Board (“OTCBB”) under the symbol “GWBC” from January 1, 2007 to February 5, 2010. Effective February 5, 2010, our outstanding shares of common stock have traded over-the-counter and quoted on the OTCBB under the symbol “AHNR”. Our common stock is quoted currently on the OTC.QB of the OTC Markets Group, Inc. under the symbol “AHNR.” The reported high and low prices for our common stock are shown below for the period from January 1, 2019 through December 31, 2020. All quoted prices reflect inter-dealer prices without retail markup, mark-down or commission and may not necessarily represent actual transactions.

	2020		2019
	High	Low	High	Low
First quarter ended March 31	$0.03	$0.03	$0.02	$0.02
Second quarter ended June 30	$0.11	$0.08	$0.04	$0.01
Third quarter ended September 30	$0.06	$0.06	$0.06	$0.02
Fourth quarter ended December 31	$0.07	$0.07	$0.05	$0.02

To better reflect the Company’s new flagship prospect in Excelsior Springs, the Company has formally changed its name to “Athena Gold Corporation”. The name change was effective on January 21, 2021; however the Company’s stock will continue to trade under the ticker symbol “AHNR” until it has been approved by FINRA. At such time as FINRA approves the name change, there may or may not be a change in the Company’s ticker symbol. The Company will announce when the name change becomes effective for trading purposes and any associated change in ticker symbol.

Registered Holders of our Common Stock

As of February 20, 2021, there were approximately 62 record owners of our common stock. We believe that a number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales of Unregistered Securities

None, except as reported on Forms 8-K.

Equity Compensation Plan Information

The Company adopted its 2020 Equity Incentive Plan which became effective in January 2021. Under the Plan, the Company is authorized to issue up to 10 million shares of common stock pursuant to grants and the exercise of rights under the Plan. As of the date of this Report, there have been no grants under the Plan.

ITEM 6 – SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by the Exchange Act and are not required to provide the information required under this item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Gold Corporation and its consolidated subsidiary, Athena Minerals, Inc (“AMI”).

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

In January 2021, the company’s Board of Directors approved a name change from Athena Silver Corporation, to Athena Gold Corporation. Athena Gold Corporation (“we,” “our,” “us,” or “Athena”) is engaged in the acquisition and exploration of mineral resources. We began our mining operations in 2010.

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) which owned and operated our mining interests and properties in California. On December 31, 2020 we sold the subsidiary to Tripower Resources Inc., a company controlled by Mr. John Gibbs, a related party, in a non-cash exchange which is discussed further below and in the Notes to the Consolidated Financial Statements included in this report.

Effective December 15, 2020, Athena entered into a definitive Property Option Agreement with Nubian Resources Ltd. (“Nubian”) (TSXV: NBR), pursuant to which Athena acquired a 10% interest in Nubian’s Excelsior Springs exploration project located in Esmeralda County, Nevada and has an option to acquire the remaining 90% held by Nubian.

The Option is exercisable in two tranches: the first tranche was exercised immediately pursuant to which the Company acquired a 10% interest in Excelsior Springs in consideration of issuing to Nubian an aggregate of 5,000,000 shares of Athena Gold Corporation common stock. On December 15, 2020 the company issued the 5,000,000 shares of its common stock valued at $0.03 per share totaling $150,000. The second tranche is exercisable on or before December 31, 2021 to purchase an additional 90% interest in Excelsior Springs in consideration of issuing to Nubian an additional 45 million shares of Athena common stock. Should both options be exercised, Nubian will hold 50 million shares of Athena common stock, which will be subject to a six-month lockup.

Athena’s agreement with Nubian includes 100% of the 140 unpatented claims at Excelsior Springs with two additional patented claims held under a lease option that are subject to a 2% net smelter returns royalty on gold production. Under the terms of the Option Agreement, Nubian will retain a 1% net smelter returns royalty (“NSR Royalty”) on the Excelsior Springs Project if Athena fully exercises the option. Athena will have the right to purchase 0.5% (being one half) of the NSR Royalty for CAD $500,000 and the remaining 0.5% of the NSR Royalty at fair market value.

Athena plans make Excelsior Springs its flagship project and has recently completed a N.I. 43-101 Technical Report to support its planned listing on a Canadian Stock Exchange that details past work and drill programs and highlight future exploration plans to advance the Property.

We have not presently determined whether our mineral properties contain mineral reserves that are economically recoverable.

Our primary focus going forward will be to continue evaluating our properties, as well as possible acquisitions of additional mineral rights and exploration, all of which will require additional capital.

Sale of Athena Minerals, Inc.

Effective December 31, 2020, Athena Gold Corp entered into a Stock Purchase Agreement with TriPower Resources, Inc., a company controlled by Mr. John Gibbs, a related party and control person, pursuant to which TriPower agreed to purchase 100% of the issued and outstanding shares of Athena Minerals, Inc., in exchange for full satisfaction of the Company’s indebtedness to John Gibbs under the 2012 Credit Agreement. The outstanding principal at the time of the transaction was $1,929,870. All accrued and unpaid interest due under the Credit Agreement totaling $668,012 was waived as part of the transaction.

Athena Minerals Inc. owns the mineral and real estate interests in San Bernardino County, California, including the unpatented mining claims in the Langtry Mining District. As a result of this transaction, Athena no longer owns any assets in California.

The transaction netting $2,025,013 was accounted for as an addition to capital rather than a gain due to the purchaser being a related party and control person.

Results of Operations:

Results of Operations for the Years Ended December 31, 2020 and 2019

A summary of our results from operations is as follows:

	Years Ended December 31,
	2020	2019
Operating expenses:
Exploration costs	$89,550	$40,000
General and administrative expenses	187,556	115,266
Total operating expenses	277,106	155,266
Operating loss	(277,106)	(155,266)
Total other expenses, net	(132,962)	(110,980)
Net loss	$(410,068)	$(266,246)

For the year ended December 31, 2020, our net loss was $410,068 as compared to a net loss of $266,246 during the same period in 2019. The $143,822 increase in our loss was mainly attributable to an increase in our exploration costs associated with the Excelsior Springs project, as well as increased legal and professional fees associated with the acquisition of Excelsior Springs and the sale of Athena Minerals, Inc.

Operating expenses:

Our total operating expenses increased $121,840 from $155,266 to $277,106 for the years ended December 31, 2019 and 2020, respectively.

Effective December 15, 2020, Athena entered into a definitive Property Option Agreement with Nubian Resources Ltd., pursuant to which Athena acquired a 10% interest in Nubian’s Excelsior Springs exploration project located in Esmeralda County, Nevada and has an option to acquire the remaining 90% held by Nubian. The Excelsior Springs project consists of multiple unpatented BLM mining claims that are currently not operational. We have begun the preliminary work program and as of December 31, 2020 we have expensed approximately $90,000 of initial exploration costs generally representing Bureau of Land Management and county renewal fees totaling approximately $26,000, $10,000 associated with the acquisition of the option, and other direct costs totaling approximately $55,000 including geologic mapping and sampling of selected areas of the project and the development of technical reports.

During the year ended December 31, 2019, we incurred $40,000 of exploration costs representing the total annual lease option obligations for the Langtry project interests owned by Athena Minerals, Inc. The Langtry lease was not renewed in 2020 and there was no lease expense on the project in 2020.

Our general and administrative expenses increased by $72,290, from $115,266 to $187,556 for the year ended December 31, 2019 and 2020, respectively. The increase is primarily attributed to increases in legal and other professional services associated with the Excelsior Springs acquisition and the sale of Athena Minerals, Inc.

Other income and expense:

Our total other expenses, net was $132,962 during the year ended December 31, 2020, as compared to total other expenses, net of $110,980 during the year ended December 31, 2019, all of which consists of interest expense on the convertible credit facility and the convertible note payable.

For the year ended December 31, 2020 interest expense includes $112,140 of related party interest associated with the convertible credit facility, and $20,822 of interest expense associated with the convertible note payable which includes $14,649 of interest expense resulting from the amortization of the note discount. For the year ended December 31, 2019 interest expense includes $106,954 associated with our related party convertible credit facility, and $4,026 of interest expense associated with the convertible note payable

Liquidity and Capital Resources:

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

At December 31, 2020, we had not yet achieved profitable operations and we have accumulated losses of $9,988,885 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We anticipate that additional funding will be in the form of additional equity financing from the sale of our common stock, and loans from officers, directors or significant shareholders. In October 2020 the Company authorized the sale of up to 25,000,000 shares of its common stock at $0.03 per share in private placements. Currently, there are no other arrangements in place for new loans or lending facilities.

Liquidity

As of December 31, 2020, we had $8,986 of cash and negative working capital of $235,696. This compares to cash on hand of $117 and negative working capital of $2,980,090 at December 31, 2019. The change is working capital is primarily the result of the sale of Athena Minerals, Inc. on December 31, 2020.

We had a Credit Agreement with a significant shareholder which provided us with an unsecured credit facility in the maximum borrowing amount of $2,400,000. Upon the sale of Athena Minerals, Inc., the Credit Agreement and all obligations thereunder were cancelled.

We anticipate that additional funding will be in the form of additional equity financing from the sale of our common stock, and loans from officers, directors or significant shareholders. In October 2020 the Company authorized the sale of up to 25,000,000 shares of its common stock at $0.03 per share in private placements. Currently, there are no arrangements in place for new loans or lending facilities.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Years ended December 31,
	2020	2019
Net cash used in operating activities	$(197,436)	$(140,824)
Net cash provided by financing activities	208,884	136,950
Net increase (decrease) in cash	11,448	(3,874)
Less cash appropriated by AMI upon sale	(2,579)	–
Cash, beginning of period	117	3,991
Cash, end of period	$8,986	$117

Net cash used in operating activities:

Net cash used in operating activities was $197,436 and $140,824 during the years ended December 31, 2020 and 2019, respectively.

Cash used in operating activities during the year ended December 31, 2020 is primarily attributed to our $410,068 net loss. In addition, we amortized $14,649 of note discount to interest expense, and paid director fees due a director by issuing 300,000 shares of common stock valued at $0.045 per share totaling $13,500. We also realized increases in accounts payable of $33,051, related party accrued interest of $112,140, accrued and other liabilities of $14,292 and a $25,000 deferred option revenue associated with Athena Minerals, Inc. operations.

Cash used in operating activities during the year ended December 31, 2019 is primarily attributed to our $266,246 net loss. We also realized increases in accounts payable of $442, accrued interest on our notes payable of $106,954, and other accrued liabilities of $18,026.

Net cash provided by financing activities:

Cash provided by financing activities during the year ended December 31, 2020 was $208,884 compared to cash provided by financing activities of $136,950 during the same period in 2019.

For the year ended December 31, 2020 certain related parties made cash advances to the Company totaling $59,226, and were repaid a total of $41,778. We also realized $26,686 from sales of our common stock and paid $10,000 that was due on June 1st on our deed amendment liability associated with Athena Minerals, Inc. In addition, we received $132,000 of proceeds from sales of commons stock to related parties. Total borrowings under the credit facility were $42,750 during the year.

For the year ended December 31, 2019 borrowings under our convertible credit facility were $142,500. Also, during the year ended December 31, 2019 the Company’s President had advanced a total of $31,100, of which $26,650 was repaid during the period. In addition, in August we paid the $10,000 on the deed amendment liability.

Subsequent Events

Change of Name and Authorized Capital: On January 15, 2021 the Company changed its name from Athena Silver Corporation to Athena Gold Corporation. Concurrently, the Company increased its authorized common stock to 250,000,000 with a par value of $0.0001. No change was made to the authorized preferred stock.

Conversion of Accrued Management Fees: On January 1, 2021 the Company agreed to convert outstanding management fees due Mr. Power totaling $96,500 into shares of common stock at a price of $0.045, resulting in the issuance of 2.144,444 shares of the Company’s common stock.

Sales of Common Stock: In October 2020 the Company authorized the sale of up to 25,000,000 shares of its common stock at $0.03 per share in private placements. In January and February 2020, the Company has completed the sale of 5,000,000 shares of its common stock in this private placement to six third parties, resulting in total gross proceeds of $150,000.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2020.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2020. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position

John C. Power(1)	58	CEO, President, CFO, Secretary and Director

Brian Power(1)	54	Director

__________

(1) John C. Power and Brian Power are brothers.

John C. Power has served as a director of Athena since its inception in December 2003 and has served as Athena’s President from December 2005 to December 2007 and from January 2009 to the present and has served as Athena’s Secretary since January 2007. He has also served as director of Magellan Gold Corporation since its formation in September 2010 until November 2020 and as an officer of Magellan from its formation until August 2017 and from TBD until November 2020.

Mr. Power is also a co-managing member since 2011 of Silver Saddle Resources, LLC that owns mining claims in Nevada.

From March 2010 to present, Mr. Power has severed as co-Managing Member of Ryan Air Exposition, LLC, a private California holding company that invests in antique airplanes. Mr. Power has served as President and director of Four Rivers Broadcasting, Inc., a radio broadcaster, from May 1997 to March 2005 and Vice President from March 2005 to the present. Mr. Power served as Co-Managing Member of Wyoming Resorts, LLC, which owned and operated an historic hotel in Thermopolis, Wyoming, from June 1997 until June 2017. Mr. Power has been a general partner of Power Vacaville, LP a real estate investment firm since January 2008. Mr. Power also serves as the vice-president and director of The Tide Community Broadcasting, Inc. since July 2012.

From September 2008 to March 2012, Mr. Power served as an officer and director of Hungry Hunter, Inc., a private California-based restaurant enterprise. Mr. Power was Managing Member of Montana Resorts, LLC, which is a holding company for Yellowstone Gateway Resorts, LLC, (from May 2002 until May 2008; and was Managing Member of Yellowstone Gateway Resorts, LLC, which owned and operated the Gallatin Gateway Inn, from May 2002 until May 2008. On November 16, 2004, Yellowstone Gateway Resorts, LLC filed a voluntary petition in bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in response to an adverse arbitration award in favor of a former employee. Yellowstone Gateway Resorts, LLC was successfully reorganized under Chapter 11.

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

Board Meetings

During the year ended December 31, 2020 Our Board held no meetings but has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2020, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders except that Brian Power failed to file two reports covering two transactions in a timely fashion, John Power failed to file one report covering three transactions in a timely fashion and Mr. Gibbs, failed to file one report covering two transaction in a timely fashion. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

Our Code of Ethics has been filed with the SEC as Exhibit 14 to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the SEC on April 24, 2007. We will provide a copy of the Code of Ethics to any person without charge, upon request. Requests can be sent to: Athena Gold Corporation, 2010A Harbison Drive # 312, Vacaville, CA 95687.

ITEM 11 – EXECUTIVE COMPENSATION

Director Compensation

The following table summarizes all director compensation in the most recent fiscal year ended December 31, 2020. There are no standard compensation arrangements in place for our directors.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John C. Power	–
Brian Power	$9,000

Executive Compensation

The executive officers for the most recent fiscal year ended December 31, 2020 are as follows:

John C. Power, CEO, President, CFO, Secretary and director.

Summary Compensation Table

The following table sets forth all compensation recorded by us to Mr. Power during the years ended December 31, 2020 and 2019:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John C. Power,	2020	30,000	–	–	–	–	–	–	30,000
President	2019	30,000	–	–	–	–	–	–	30,000

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

Equity Incentive Plan

The Company adopted its 2020 Equity Incentive Plan which became effective in January 2021 (the “Plan”) for our officers, directors and other employees, plus outside consultants and advisors. Under the Plan, our employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or shares of stock. As required by Section 422 of the Internal Revenue Code of 1986, as amended, the aggregate fair market value of our common stock underlying incentive stock options granted to an employee exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to non-qualified options. The exercise price of an incentive option may not be less than 100% of the fair market value of the shares of our common stock on the date of grant. The same limitation does not apply to non-qualified options. An option is not transferable, except by will or the laws of descent and distribution. If the employment of an optionee terminates for any reason, (other than for cause, or by reason of death, disability or retirement), the optionee may exercise his options within a 90-day period following such termination to the extent he was entitled to exercise such options at the date of termination. A maximum of 10,000,000 shares of our common stock are subject to the Plan. The purpose of the Plan is to provide employees, including our officers, directors, and non-employee consultants and advisors with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.

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

There have been no grants under the Plan to date.

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

The following table shows the number of shares owned as of February 15, 2021 and the percentage of outstanding common stock owned as of that date. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)		Ownership as a Percentage of Outstanding Common Shares(3)

John Gibbs 807 Wood N Creek Ardmore, OK 73041	25,514,124	(4)	42.22%

John C. Power	8,302,500		13.77%

Clifford L. Neuman 8300 Greenwood Drive Niwot, CO, 80503	3,032,523	(5)

Bruce and Elizabeth Strachan Trustees UTA dtd 7/25/07 P.O. Box 577, Joshua Tree, CA 92252-0577	3,380,470		5.60%

Brian Power	700,000		1.16%

All officers and directors as a group (two persons)	9,072,500		15.07%

______________

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

(2)	Under SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 60,282,320 shares outstanding on February 15, 2021.

(4)	Includes 5,165,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder; includes 500,000 shares owned by Redwood Microcap Fund, of which Mr. Gibbs is a control person.

(5)	Includes 3,030,523 shares of common stock. Does not include an additional approximately 3.4 million shares of common stock issuable in partial conversion of a convertible promissory note in the principal amount of $51,270 convertible into shares of common stock at a conversion price of $0.021 per share. The convertible note has a blocker provision that precludes its conversion if as a result of such conversion the holder would own more than 9.9% of the Company’s total issued and outstanding shares. Includes 1,000 shares owned by Ratna Foundation a non-profit organization (now known as Mindfulness Peace Project) of which Mr. Neuman is a Director and 1,000 shares owned by Ratna Enterprises, LLC of which Mr. Neuman is a 50% owner.

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

The aggregate fees billed for the years ended December 31, 2020 and 2019 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2020	2019
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$24,500	$24,500

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"		–

Tax fees - tax compliance, tax advice and tax planning	$2,500	1,500

All other fees - services provided by our principal accountants other than those identified above		–
Total fees	$27,000	$26,000

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
(1)	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
(1)	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
(1)	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
(1)	3.2	By-Laws
(1)	4.1	2004 Equity Incentive Plan
(1)	4.2	Form of Subscription Agreement
(1)	4.3	Specimen common stock certificate
(1)	10.1	Lease Agreement
(1)	10.2	Form of Escrow Agreement
(1)	10.3	Amended Trademark Assignment
(1)	10.3.2	Initial Assignment of Trademark
(1)	10.4	Lock-up Letter for Brian Power
(1)	10.5	Lock-up Letter for John C. Power
(1)	10.6	Lock-up Letter for J. Andrew Moorer
(1)	10.7	Amended Fund Escrow Agreement
(1)	10.8	Lease Agreement with Golden West Brewing Company
(1)	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
(1)	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
(1)	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
(1)	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
(1)	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
(1)	10.14	Amended and Restated Assignment and Assumption
(1)	10.15	August 7, 1998 Distribution Agreement
(1)	10.16	Territorial Agreement
(1)	10.17	November 4, 2002 Distribution Agreement
(1)	10.18	June 1, 2001 Authorization
(1)	10.19	.July 22, 2004 Authorization
(1)	10.20	September 1, 2005 Authorization
(1)	10.22	Second Amended Fund Escrow Agreement
(1)	10.23	Contract with New Zealand Hops, Ltd., 2006
(1)	10.24	Contract with New Zealand Hops, Ltd., 2007
(1)	10.25	Second Amended and Restated Assignment and Assumption
(1)	10.26	Third Amended Fund Escrow Agreement
(1)	10.27	Secured Promissory Note with John C. Power
(1)	10.28	Secured Promissory Note with Power Curve, Inc.
(1)	10.29	General Security Agreement with John C. Power and Power Curve, Inc.

(51)	10.30	Production Agreement with Bison Brewing Co.
(51)	10.31	Employment Agreement with David Del Grande
(2)	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
(4)	10.33	Employment Agreement with Mark Simpson
(4)	10.34	Consultation Agreement with Artisan Food and Beverage Group
(5)	10.35	Credit Agreement dated December 11, 2007
(6)	10.36	Promissory Note dated March 12, 2008
(6)	10.37	Security Agreement dated March 12, 2008
(6)	10.38	Guaranty Agreement dated March 12, 2008
(7)	10.39	Convertible Debenture dated December 31, 2008
(7)	10.40	Security Agreement dated December 31, 2008
(7)	10.41	Hypothecation Agreement dated December 31, 2008
(8)	10.42	Mendocino Production Agreement
(9)	10.43	Exclusive Consignment Agency Agreement
(10)	10.44	Settlement Stipulation with BRK Holdings, LLC
(11)	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
(11)	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
(11)	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
(11)	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
(11)	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
(11)	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
(11)	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
(11)	10.52	Factoring Agreement dated April 28, 2009
(12)	10.53	Agreement to Convert Debt Clifford L. Neuman PC
(12)	10.54	Agreement to Convert Debt Clifford L. Neuman
(12)	10.55	Agreement to Convert Debt John Power
(12)	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
(12)	10.57	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.58	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
(12)	10.60	Agreement to Convert Debt Shana Capital, Ltd.
(13)	10.61	Asset Purchase Agreement dated May 7, 2009
(14)	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
(14)	10.63	Articles of Incorporation of Athena Minerals, Inc.
(15)	10.64	Sale and Purchase Agreement and Joint Escrow Instructions dated December 9, 2009
(15)	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions dated January 5, 2010
(15)	10.66	Promissory Note from Athena Minerals, Inc. to John Power dated January 5, 2010
(16)	10.67	Mining Lease and Option to Purchase dated March 11, 2010
(17)	10.68	Intellectual Property Assignment dated June 25, 2010
(18)	10.69	Promissory Notes John C. Power and John D. Gibbs dated June 30, 2010

(19)	10.70	Promissory Note John D. Gibbs dated August 3, 2010
(20)	10.71	Agreement to Convert Debt – Clifford L. Neuman
(21)	10.72	Agreements to Convert Debt – Donaldson and Kirby
(22)	10.73	Agreement to Convert Debt – Clifford L. Neuman
(23)	10.74	Agreement to Convert Debt – Huss and Strachan
(24)	10.75	Stock Purchase Agreement; Indemnity Agreement and Amendment No. 1 to Indemnity Agreement each dated December 31, 2010
(25)	10.76	Consent of Schumacher & Associates dated March 7, 2011
(26)	10.77	Marketing Agreement with Bill Fishkin dated April 1, 2011
(26)	10.78	Agreement to Convert Debt with Donaldson Consulting Services, Inc. dated May 31, 2011
(27)	10.79	Term Sheet with LeRoy Wilkes dated July 14, 2011
(28)	10.80	Accredited Members Agreement dated August 31, 2011
(29)	10.81	Promissory Note – John D. Gibbs dated October 26, 2011
(29)	10.82	Promissory Note – John D. Gibbs dated November 15, 2011
(30)	10.83	Marketing Agreement with Bill Fishkin dated December 1, 2011
(31)	10.84	Advisor Agreement with GVC Capital, LLC dated January 30, 2012
(32)	10.85	Promissory Note – John D. Gibbs dated March 18, 2012
(33)	10.86	Promissory Note – John D. Gibbs dated February 2, 2012
(34)	10.87	Promissory Note – John D. Gibbs dated April 27, 2012
(35)	10.88	Agreement to Convert Debt – John D. Gibbs
(36)	10.89	Promissory Note – John D. Gibbs dated May 22, 2012
(36)	10.90	Assignment of Right to Purchase Property
(37)	10.91	Agreement to Convert Debt – John Donaldson
(38)	10.92	Credit Agreement – John D. Gibbs
(38)	10.93	Form of Credit Note
(39)	10.94	Amendment No. 1 to Langtry Lease Agreement
(40)	10.95	Allonge and Modification Agreement with John D. Gibbs
(41)	10.96	Amendment No. 2 to Langtry Lease Agreement
(42)	10.97	Second Allonge and Modification Agreement with John D. Gibbs
(43)	10.98	Amendment No. 3 to Langtry Lease Agreement
(44)	10.99	Third Allonge and Modification Agreement with John D. Gibbs
(45)	10.100	Promissory Note – Clifford L. Neuman dated April 1, 2015
(46)	10.101	Lease/Purchase Option Agreement
(47)	10.102	Fifth Allonge and Modification Agreement with John D. Gibbs
(48)	10.103	Promissory Note – John Power dated September 12, 2016

(49)	10.104	Agreement to Convert Debt dated May 15, 2018
(50)	10.105	Eighth Allonge and Modification Agreement with John D. Gibbs
(52)	10.106	Tenth Allonge and Modification Agreement with John D. Gibbs
(53)	10.107	Eleventh Allonge and Modification Agreement with John D. Gibbs
(54)	10.108	Amendment No. 1 to Lease with an Option to Purchase dated March 10, 2016
(55)	10.109	NSR Agreement
(56)	10.110	Termination Agreement
(57)	10.111	Twelfth Allonge and Modification Agreement with John Gibbs
(58)	10.112	Letter of Intent dated August 21, 2020
(59)	10.113	Thirteenth Allonge and Modification Agreement with John Gibbs
(60)	10.114	Letter of Intent
(61)	10.115	Option Agreement
(62)	10.116	Option Agreement - Stronghold
(63)	10.117	Agreement to Convert Debt -Power
(64)	10.118	Agreement to Convert Debt -Gibbs
(65)	10.119	Agreement to Convert Debt - Power
(66)	10.120	Certificate of Amendment to Certificate of Amended and Restated Certificate of Incorporation
(2)	14	Code of Ethics
(1)	21.0	List of Subsidiaries
#	31	Certification required by Section 13a-14(a) of the Exchange Act.
#	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document##
	101.SCH	XBRL Schema Document##
	101.CAL	XBRL Calculation Linkbase Document##
	101.LAB	XBRL Label Linkbase Document##
	101.PRE	XBRL Presentation Linkbase Document##
	101.DEF	XBRL Definition Linkbase Document##

(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and filed with the Commission on April 24, 2007.

(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.

(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March 14, 2008.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.

(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.

(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.

(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2010 and filed with the Commission on June 25, 2010.

(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 30, 2010 and filed with the Commission on July 28, 2010.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2010 and filed with the Commission on August 4, 2010.

(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 23, 2010.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 30, 2010.

(22)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated August 20, 2010 and filed with the Commission on November 1, 2010.

(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 15, 2010 and filed with the Commission on November 17, 2010.

(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2010 and filed with the Commission on January 6, 2011

(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2011 and filed with the Commission on March 7, 2011.

(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 1, 2011 and filed with the Commission on June 2, 2011.

(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 1, 2011 and filed with the Commission on August 3, 2011.

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 22, 2011 and filed with the Commission on September 9, 2011.

(29)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 26, 2011 and filed with the Commission on January 4, 2012.

(30)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2011 and filed with the Commission on January 5, 2012.

(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on February 9, 2012.

(32)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 18, 2012 and filed with the Commission on March 23, 2012.

(33)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated February 2, 2012 and filed with the Commission on March 26, 2012.

(34)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.

(35)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.

(36)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 22, 2012 and filed with the Commission on May 25, 2012

(37)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 16, 2012 and filed with the Commission on June 19, 2012.

(38)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2012 and filed with the Commission on July 19, 2012.

(39)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 28, 2012 and filed with the Commission on November 29, 2012.

(40)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 5, 2013 and filed with the Commission on June 6, 2013.

(41)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 19, 2013 and filed with the Commission on December 23, 2013.

(42)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2013 and filed with the Commission on January 2, 2014.

(43)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2015 and filed with the Commission on January 21, 2015.

(44)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2014 and filed with the Commission on March 31, 2015.

(45)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2015 and filed with the Commission on May 6, 2015.

(46)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 10, 2016 and filed with the Commission on March 15, 2016.

(47), (48)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2016 and filed with the Commission on October 14, 2016.

(49)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 27, 2018 and filed with the Commission on June 28, 2018.

(50)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2018 and filed with the Commission on August 6, 2018.

(51)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 1, 2007 and filed with the Commission on March 8, 2007

(52)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2019 and filed with the Commission on November 6, 2019.

(53), (54)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 21, 2020 and filed with the Commission on February 24, 2020.

(55), (56)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2020 and filed with the Commission on April 29, 2020.

(57), (58)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2020 and filed with the Commission on August 31, 2020.

(59)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 19, 2020 and filed with the Commission on October 19, 2020.

(60)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 22, 2020 and filed with the Commission on October 28, 2020.

(61)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2020 and filed with the Commission on December 21, 2020.

(62), (63), (64), (65)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 21, 2020 and filed with the Commission on January 5, 2021.

(66)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2021 and filed with the Commission on January 27, 2021.
#	Filed herewith
##	Furnished, not filed.

ATHENA GOLD CORPORATION

(Formerly Athena Silver Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Athena Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athena Gold Corporation (formerly Athena Silver Corporation) and its subsidiary (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

February 25, 2020

ATHENA GOLD CORPORATION

(Formerly Athena Silver Corporation)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$8,986	$117

Total current assets	8,986	117

Mineral Rights - Excelsior Springs	150,000	–
Land held for investment	–	185,290

Total assets	$158,986	$185,407

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$61,149	$28,098
Accrued liabilities - related parties	96,500	76,500
Accrued lease option liability	–	10,000
Accrued interest	21,189	16,897
Accrued interest - related parties	–	555,872
Advances payable - related party	21,898	29,450
Deed amendment liability - short-term portion	–	10,000
Convertible note payable, net of discount of $7,324 and $0	43,946	51,270
Convertible credit facility - related party	–	2,202,120

Total current liabilities	244,682	2,980,207

Deed amendment liability	–	90,000

Total liabilities	244,682	3,070,207

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 250,000,000 shares authorized, 54,887,876 and 36,532,320 issued and outstanding	5,489	3,653
Additional paid-in capital	9,897,700	6,618,495
Accumulated deficit	(9,988,885)	(9,506,948)
Total stockholders' deficit	(85,696)	(2,884,800)

Total liabilities and stockholders' deficit	$158,986	$185,407

See accompanying notes to these consolidated financial statements

ATHENA GOLD CORPORATION

(Formerly Athena Silver Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019

Operating expenses:
Exploration costs	$89,550	$40,000
General and administrative expenses	187,556	115,266

Total operating expenses	277,106	155,266

Operating loss	(277,106)	(155,266)

Other expense:
Interest expense - Related party	(112,140)	(106,954)
Interest expense	(20,822)	(4,026)

Total other expense	(132,962)	(110,980)
Net loss	$(410,068)	$(266,246)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted-average
common shares outstanding	37,127,948	36,532,320

See accompanying notes to these consolidated financial statements

ATHENA GOLD CORPORATION

(Formerly Athena Silver Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	36,532,320	3,653	6,618,495	(9,255,432)	(2,633,284)
Cumulative adjustment upon adoption of ASU 2017-11				14,730	14,730
Net loss	–	–	–	(266,246)	(266,246)
Balance, December 31, 2019	36,532,320	3,653	6,618,495	(9,506,948)	(2,884,800)
Convertible note beneficial conversion feature	–	–	21,973	–	21,973
Sales of common stock in private placements	1,100,000	110	26,576	–	26,686
Sales of common stock to related parties	4,100,000	410	122,590	–	123,000
Sale of common stock to a Director	300,000	30	8,970	–	9,000
Common stock issued for director fees	300,000	30	13,470	–	13,500
Conversion of cash advances to common stock	555,556	56	24,944	–	25,000
Principal reduction of convertible credit facility	7,000,000	700	314,300	–	315,000
Common stock issued for Excelsior Springs	5,000,000	500	149,500	–	150,000
Sale of Athena Minerals subsidiary			2,596,882	(71,869)	2,525,013
Net loss	–	–	–	(410,068)	(410,068)
Balance, December 31, 2020	54,887,876	$5,489	$9,897,700	$(9,988,885)	$(85,696)

See accompanying notes to these consolidated financial statements

ATHENA GOLD CORPORATION

(Formerly Athena Silver Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(410,068)	$(266,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	14,649	–
Director fees paid with common stock	13,500	–
Changes in operating assets and liabilities:
Accounts payable	33,051	442
Accrued interest - related parties	112,140	106,954
Accrued liabilities and other liabilities	14,292	18,026
Deferred option revenue	25,000	–

Net cash used in operating activities	(197,436)	(140,824)

Cash flows from financing activities:
Proceeds from advances from related parties	59,226	31,100
Payments on advances from related parties	(41,778)	(26,650)
Proceeds from sales of common stock to related parties	132,000	–
Proceeds from sales of common stock	26,686	–
Payment on deed amendment liability	(10,000)	(10,000)
Borrowings from credit facility and notes payable - related parties	42,750	142,500

Net cash provided by financing activities	208,884	136,950

Net increase (decrease) in cash	11,448	(3,874)
Less cash appropriated by Athena Minerals, Inc.	(2,579)	–
Cash at beginning of period	117	3,991

Cash at end of period	$8,986	$117

Supplemental disclosure of cash flow information
Cash paid for interest	$1,881	$–
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash transactions
Discount on note payable - Beneficial conversion feature	$21,973	$–
Common stock issued for Excelsior Springs	$150,000	$–
Common stock issued for principal reduction of Convertible credit facility	$315,000	$–
Conversions of Advances payable - related parties	$25,000	$–
Addition to capital upon sale of Athena Minerals, Inc.	$2,596,882	$–
Cumulative adjustment upon adoption of ASU 2017-11	$–	$14,730

See accompanying notes to these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Liquidity and Going Concern

Nature of Operations

In January 2021, the company’s Board of Directors approved a name change from Athena Minerals, Inc., to Athena Gold Corporation. Athena Gold Corporation (“we,” “our,” “us,” or “Athena”) is engaged in the acquisition and exploration of mineral resources. We were incorporated in Delaware on December 23, 2003 and began our mining operations in 2010.

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) which owns and operates our mining interests and property in California. We have not presently determined whether our mineral properties contain mineral reserves that are economically recoverable. On December 31, 2020 we sold the subsidiary to Tripower Resources Inc., a company controlled by Mr. John Gibbs, a related party, in a non-cash exchange. This transaction is discussed in further detail in Note 3 – Sale of Athena Minerals, Inc.

Effective December 15, 2020, Athena entered into a definitive Property Option Agreement with Nubian Resources Ltd. (“Nubian”) (TSXV: NBR), pursuant to which Nubian has granted Athena the option to acquire a 100% interest in Nubian’s Excelsior Springs exploration project located in Esmeralda County, Nevada. Details of this transaction are further discussed in Note 4 – Mineral Rights – Excelsior Springs.

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

At December 31, 2020, we had not yet achieved profitable operations and we have accumulated losses of $9,988,885 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We anticipate that additional funding will be in the form of additional equity financing from the sale of our common stock, and loans from officers, directors or significant shareholders. In October 2020 the Company authorized the sale of up to 25,000,000 shares of its common stock at $0.03 per share in private placements. Currently, there are no arrangements in place for new loans or lending facilities.

COVID-19 pandemic: The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

On December 31, 2020, we sold our 100% interest in Athena Minerals, Inc. As such, the Balance Sheet at December 31, 2020 includes only the accounts of Athena Gold Corporation. The consolidated Statements of Operations and Cash Flows include the accounts of Athena Minerals, Inc. through December 31, 2020. All intercompany transactions and balances have been eliminated. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Fair Value of Financial Instruments

We value our financial assets and liabilities using fair value measurements. Our financial instruments primarily consist of cash and cash equivalents, mining rights, accounts payable, accrued liabilities, amounts due to related parties and notes payable to related parties. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying amounts of cash and cash equivalents, accounts payable, accrued liabilities, notes payable to related parties and other amounts due to related parties approximate fair value because of the short-term nature of these financial instruments.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2020.

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

At December 31, 2020 and 2019, potentially dilutive shares of common stock representing shares issuable on conversions of debt totaling 3,450,499 and 6,443,437, respectively, have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 3 – Sale of Athena Minerals, Inc. To a Commonly Controlled Entity

Effective December 31, 2020, Athena Gold Corp entered into a Stock Purchase Agreement with TriPower Resources, Inc., a company controlled by Mr. John Gibbs, a related party and control person, pursuant to which TriPower agreed to purchase 100% of the issued and outstanding shares of Athena Minerals, Inc., in exchange for full satisfaction of the Company’s indebtedness to John Gibbs under the 2012 Credit Agreement. The outstanding principal at the time of the transaction was $1,929,870. All accrued and unpaid interest due under the Credit Agreement totaling $668,012 was waived as part of the transaction.

Athena Minerals Inc. owns the mineral and real estate interests in San Bernardino County, California, including the unpatented mining claims in the Langtry Mining District. The Athena Minerals, Inc. summarized balance sheet at the time of deconsolidation was as follows:

Cash	$2,578
Total current assets	2,578
Land held for investment	185,290
Total assets	$187,868

Deed amendment liability	$90,000
Deferred option revenue	25,000
Total liabilities	115,000
Total stockholder deficit	(72,868)
Total liabilities and stockholder deficit	$187,868

The transaction netting $2,025,013 was accounted for as an addition to additional paid capital in stockholders’ equity rather than a gain due to the purchaser being a related party and control person (a transaction between entities under common control).

Note 4 – Mineral Rights - Excelsior Springs

Effective December 15, 2020, Athena entered into a definitive Property Option Agreement with Nubian Resources Ltd. (“Nubian”) (TSXV: NBR), pursuant to which Nubian has granted Athena the option to acquire a 100% interest in Nubian’s Excelsior Springs exploration project located in Esmeralda County, Nevada.

The Option is exercisable in two tranches: the first tranche was exercised immediately pursuant to which the Company acquired a 10% interest in Excelsior Springs in consideration of issuing to Nubian an aggregate of 5,000,000 shares of Athena Gold Corporation common stock. On December 15, 2020 the company issued the 5,000,000 shares of its common stock valued at $0.03 per share totaling $150,000. The second tranche is exercisable on or before December 31, 2021 to purchase an additional 90% interest in Excelsior Springs in consideration of issuing to Nubian an additional 45 million shares of Athena common stock. Should both options be exercised, Nubian will hold 50 million shares of Athena common stock, which will be subject to a six-month lockup.

Athena’s agreement with Nubian includes 100% of the 140 unpatented claims at Excelsior Springs with two additional patented claims held under a lease option that are subject to a 2% net smelter returns royalty on gold production. Under the terms of the Option Agreement, Nubian will retain a 1% net smelter returns royalty (“NSR Royalty”) on the Excelsior Springs Project if Athena fully exercises the option. Athena will have the right to purchase 0.5% (being one half) of the NSR Royalty for CAD $500,000 and the remaining 0.5% of the NSR Royalty at fair market value.

Note 5 – Adoption of ASU 2017-11

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

Note 6 – Fair Value of Financial Instruments

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

Note 7 – Convertible Note Payable

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

On April 24, 2020, the Company agreed to reduce the conversion price from $0.0735 per share to $0.021 per share. All other terms of the convertible note remain unchanged, and therefore did not change the cash flows of the note. The Company determined the transaction was considered an extinguishment because of the change in conversion price in which no gain or loss was recorded according to ASC 470-50. However, because the conversion price was reduced below the $0.03 market value on the date of the change, a beneficial conversion feature resulted from the price reduction in the amount of $21,973, which was accounted for as a discount to the debt and a corresponding increase in additional paid in capital. The debt discount is being amortized on a straight-line basis over one year to interest expense. A total of $14,649 was amortized to interest expense during the year, ending December 31, 2020.

The Note also contains certain anti-dilution provisions that would reduce the conversion price should the Company issue common stock equivalents at a price less than the Note conversion price. Accordingly, prior to the prospective adoption of ASU 2017-11 on January 1, 2019, the conversion features of the Note were considered a discount to the Note. However, since the Note is payable upon demand by the note holder, the value of the discount was considered interest expense at the time of its inception. The Note was evaluated quarterly, and upon any quarterly valuations in which the value of the conversion option changed we recognized a gain or loss due to a decrease or increase in the fair value of the derivative liability, respectively.

As discussed in Note 4, the Company adopted ASU 2017-11 on January 1, 2019, which resulted in the elimination of the derivative liability of $14,730 at December 31, 2018 as a cumulative adjustment to accumulated deficit.

Accrued interest totaled $21,189 and $16,897 at December 31, 2020 and 2019, respectively, and is included in Accrued interest on the accompanying consolidated balance sheets. Total interest expense associated with this Note was $18,941 and $4,026 for the years ended December 31, 2020 and 2019, respectively.

Note 8 – Common Stock

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

On October 15, 2020 we sold 600,000 shares of common stock at a price of $0.03 per share. The sale was conducted through a broker which resulted in net proceeds from the sale of $16,685.

On October 26, 2020 we sold 300,000 shares of common stock to a Director at a price of $.03 per share resulting in total proceeds of $9,000. And on December 31, 2020 we issued an additional 300,000 shares of common stock at $0.045 per share totaling $13,500 to the Director as compensation for Director fees.

On December 11, 2020 we issued 5,000,000 shares of common stock to Nubian Resources, Ltd. under the property option agreement. The shares we valued at $0.03 resulting in a value of $150,000 which has been capitalized as Mineral rights on the accompanying balance sheet.

On December 31, 2020 Mr. John Power, the Company’s CEO/CFO agreed to convert advances made to the company totaling $25,000. As a result, we issued 555,556 shares of common stock at a price of $0.045 per share. Also on December 31, 2020, Mr. Power purchased 1,630,000 shares of common stock at a price of $0.03 in the private placement.

On December 31, 2020 Mr. John Gibbs, a related party, purchased 2,470,000 shares at a price of $0.03 in a private placement resulting in proceeds from the sale of $74,100. Also, on December 31, 2020 Mr. Gibbs agreed to a $315,000 reduction of outstanding principal of the Convertible credit facility with the issuance of 7,000,000 of common stock at a price of $0.045.

Note 9 – Commitments and Contingencies

We are subject to various commitments and contingencies as discussed in Note 4 – Mineral Rights – Excelsior Springs.

Note 10 – Share-based Compensation

2004 Equity Incentive Plan

All options previously issued under the 2004 Equity Incentive Plan as well as options issued outside the Plan expired unexercised in 2018.

Note 11 – Related Party Transactions

Conflicts of Interests

Magellan Gold Corporation (“Magellan”) is a company under common control. Mr. Power is a significant shareholder of both Athena and Magellan and an officer and director of Athena. Mr. Gibbs is a significant shareholder in both Athena and Magellan. Athena and Magellan are both involved in the business of acquisition and exploration of mineral resources.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the years ended December 31, 2020 and 2019, a total of $30,000 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2020 and 2019, $96,500 and $76,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

Accrued Interest – Related Parties

At December 31, 2019, Accrued interest - related parties includes accrued interest payable to Mr. Gibbs of $555,872, representing unpaid interest on the convertible credit facility. On December 31, 2020 all accrued and unpaid interest due Mr. Gibbs totaling $668,012 on the convertible credit facility was waived as part of the sale of Athena Minerals transaction discussed in Note 3 – Sale of Athena Minerals Inc.

Interest Expense – Related Parties

Total related party interest expense was $112,140 and $106,954 for the years ended December 31, 2020 and 2019, respectively, and is comprised of interest related to the convertible credit facility.

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

During the year ended December 31, 2020, Mr. Power made short-term advances to the Company totaling $59,226 and $41,778 was repaid during the period. In addition, $25,000 was converted to 555,556 shares of common stock leaving an unpaid balance of 21,898 at December 31, 2020 and included in Advances payable – related party on the accompanying consolidated balance sheets. During the year ended December 31, 2019, Mr. Power made short-term advances to the Company totaling $31,100 and was repaid $26,650 during the period. At December 31, 2019 a total of $29,450 of advances were outstanding and included in Advances payable – related party on the accompanying consolidated balance sheets.

During the year ended December 31, 2020, Mr. Gibbs made short-term advances to the Company totaling $84,100, of which $10,000 was repaid. The remaining $74,100 was utilized in a private placement of common stock as discussed above in Note 8 – Common Stock. At both December 31, 2020 and 2019, no advances from Mr. Gibbs were outstanding.

Sales of common stock

On December 31, 2020 the Company sold 1,630,000 shares of common stock at $0.03 to Mr. Power under the private placement. In addition, on December 31, 2020 the Company sold 2,470,000 shares of common stock at $0.03 to Mr. Gibbs, also under the private placement. In addition, in October 2020 the Company sold 300,000 shares of common stock to a Director at a price of $0.03 resulting in $9,000 in proceeds.

Common stock issued to a Director

On December 31, 2020 the Company issued 300,000 shares of common stock valued at $0.045 to a Director as compensation for 2020 director fees.

Note 12 – Income Taxes

The Company is current on all its corporate tax filings. Tax year 2020 will be extended if not filed by its due date. Tax returns filed for the years 2017 thru 2019 are open for examination from taxing authorities.

Due to the enactment of the Tax Reform Act of 2018, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Our estimated net operating loss carry forward as of December 31, 2020 is $7,765,477, which may be used to offset future income taxes. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2020 and 2019 is as follows:

	Years Ended December 31,
	2020	2019
Expected federal income tax benefit at statutory rate	$86,114	$55,912
State taxes	36,250	23,536
Change in valuation allowance	(122,364)	(79,448)
Income tax benefit	$–	$–

Our deferred tax assets as of December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
	2020	2019
Net operating loss	$2,317,218	$2,194,854
Valuation allowance	(2,317,218)	(2,194,854)
Deferred tax assets, net of valuation allowance	$–	$–

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

Note 13 – Subsequent Events

Change of Name and Authorized Capital: On January 15, 2021 the Company changed its name from Athena Silver Corporation to Athena Gold Corporation. Concurrently, the Company increased its authorized common stock to 250,000,000 with a par value of $0.0001. No change was made to the authorized preferred stock.

Conversion of Accrued Management Fees: On January 1, 2021 the Company agreed to convert outstanding management fees due Mr. Power totaling $96,500 into shares of common stock at a price of $0.045, resulting in the issuance of 2.144,444 shares of the Company’s common stock.

Sales of Common Stock: In October 2020 the Company authorized the sale of up to 25,000,000 shares of its common stock at $0.03 per share in private placements. In January and February 2020, the Company has completed the sale of 5,000,000 shares of its common stock in this private placement to six third parties including 250,000 shares sold to Mr. John Gibbs, a related party, resulting in total gross proceeds of $150,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA GOLD CORPORATION

Date: February 25, 2021	By: /s/ John C. Power John C. Power Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power John C. Power	Chief Executive Officer, President, Chief Financial Officer, Secretary & Director (Principal Executive Officer) (Principal Accounting Officer)	February 25, 2021
February 25, 2021
/s/ Brian Power Brian Power	Director

56