Form 10-Q
period 2021-03-31
ATHENA GOLD CORP
filed 2021-05-05
CIK 1304409

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

On May 5, 2021, there were 60,282,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ATHENA GOLD CORPORATION

BALANCE SHEETS

(unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$32,077	$8,986

Total current assets	32,077	8,986

Mineral Rights - Excelsior Springs	150,000	150,000

Total assets	$182,077	$158,986

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$64,472	$61,149
Accrued liabilities - related party	–	96,500
Accrued interest	22,261	21,189
Advances payable - related party	13,298	21,898
Convertible note payable, net of discount of $1,831 and $7,324	49,439	43,946

Total liabilities	149,470	244,682

Commitments and contingencies	–	–

Stockholders' equity (deficit):
Preferred stock - $0.0001 par value; 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 250,000,000 shares authorized, 60,282,320 and 54,887,876 issued and outstanding	6,028	5,489
Additional paid-in capital	10,272,436	9,897,700
Accumulated deficit	(10,245,857)	(9,988,885)
Total stockholders' equity (deficit)	32,607	(85,696)

Total liabilities and stockholders' equity (deficit)	$182,077	$158,986

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2021	2020

Operating expenses:
Exploration costs	$35,677	$–
General and administrative expenses	214,103	34,375

Total operating expenses	249,780	34,375

Operating loss	(249,780)	(34,375)

Other expense:
Interest expense - Related party	–	(27,573)
Interest expense	(7,192)	(1,668)

Total other expense	(7,192)	(29,241)

Net loss	$(256,972)	$(63,616)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted-average
common shares outstanding	59,455,715	36,532,320

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	36,202,320	$3,653	$6,618,495	$(9,506,948)	$(2,884,800)
Net loss, three months ending March 31, 2020	–	–	–	(63,616)	(63,616)
Balance, March 31, 2020	36,202,320	$3,653	$6,618,495	$(9,570,564)	$(2,948,416)

Balance, December 31, 2020	54,887,876	$5,489	$9,897,700	$(9,988,885)	$(85,696)
Conversion of management fees payable	2,144,444	214	96,286	–	96,500
Common stock sold in private placement - related party	250,000	25	7,475	–	7,500
Common stock sold in private placement	3,000,000	300	142,200	–	142,500
Stock based compensation	–	–	128,775	–	128,775
Net loss, three months ending March 31, 2021	–	–	–	(256,972)	(256,972)
Balance, March 31, 2021	60,282,320	$6,028	$10,272,436	$(10,245,857)	$32,607

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(256,972)	$(63,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	5,493	–
Stock based compensation	128,775	–
Changes in operating assets and liabilities:
Accounts payable	3,323	14,344
Accrued interest - related parties	–	27,573
Accrued liabilities and other liabilities	1,072	(3,980)

Net cash used in operating activities	(118,309)	(25,679)

Cash flows from financing activities:
Proceeds from advances from related parties	9,245	125
Payments on advances from related parties	(17,845)	(4,575)
Proceeds from sale of common stock to related parties	7,500	–
Proceeds from sales of common stock	142,500	–
Borrowings from credit facility and notes payable - related parties	–	42,750

Net cash provided by financing activities	141,400	38,300

Net increase (decrease) in cash	23,091	12,621
Cash at beginning of period	8,986	117

Cash at end of period	$32,077	$12,738

Supplemental disclosure of cash flow information
Cash paid for interest	$627	$648
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash transactions
Conversion of management fees payable	$96,500	$–

See accompanying notes to the unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Basis of Presentation, Liquidity and Going Concern

Nature of Operations

Athena Gold Corporation (“we,” “our,” “us,” or “Athena”) is engaged in the acquisition and exploration of mineral resources. We were incorporated in Delaware on December 23, 2003 and began our mining operations in 2010.

In December 2009, we formed and organized a wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) which owns and operates mining interests and property in California. On December 31, 2020 we sold the subsidiary to Tripower Resources Inc., a company controlled by Mr. John Gibbs, a related party, in a non-cash exchange. This transaction is discussed in further detail in our Annual Report on Form 10-K for the year ended December 31, 2020.

Effective December 15, 2020, Athena entered into a definitive Property Option Agreement with Nubian Resources Ltd. (“Nubian”) (TSXV: NBR), pursuant to which Nubian has granted Athena the option to acquire a 100% interest in Nubian’s Excelsior Springs exploration project located in Esmeralda County, Nevada. Details of this transaction are further discussed in Note 2 – Mineral Rights – Excelsior Springs.

Our primary focus going forward will be to continue evaluating of our properties, and possible acquisitions of additional mineral rights and exploration, all of which will require additional capital. Further information regarding our mineral rights are discussed below in Note 2 – Mineral Rights – Excelsior Springs, as well as in our Annual Report on Form 10-K for the year ended December 31, 2020.

Basis of Presentation

On December 31, 2020 we sold our wholly-owned subsidiary, Athena Minerals Inc. to a related party shareholder in a non-cash exchange. As such, operating results for all reporting periods prior to January 1, 2021 include the operations of Athena Minerals, Inc., while all reporting periods subsequent to December 31, 2020 do not include the operations of Athena Minerals, Inc.

We prepared these interim financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2021 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Liquidity and Going Concern

Our interim financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern.

At March 31, 2021, we had not yet achieved profitable operations and we have accumulated losses of $10,245,857 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

During the quarter ended March 31, 2021 we sold 5,000,000 shares of common stock in private placements realizing proceeds of $150,000. We anticipate that future funding will be in the form of additional equity financing from the sale of our common stock, or loans from officers, directors or significant shareholders. Currently, there are no arrangements in place for additional equity funding or new loans.

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

Note 2 – Mineral Rights - Excelsior Springs

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

Note 3 – Fair Value of Financial Instruments

Financial assets and liabilities recorded at fair value in our balance sheets are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

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

Note 4 – Convertible Note Payable

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

On April 24, 2020, the Company agreed to reduce the conversion price from $0.0735 per share to $0.021 per share. All other terms of the convertible note remain unchanged, and therefore did not change the cash flows of the note. The Company determined the transaction was considered an extinguishment because of the change in conversion price in which no gain or loss was recorded according to ASC 470-50. However, because the conversion price was reduced below the $0.03 market value on the date of the change, a beneficial conversion feature resulted from the price reduction in the amount of $21,973, which was accounted for as a discount to the debt and a corresponding increase in additional paid in capital. The debt discount is being amortized on a straight-line basis over one year to interest expense. A total of $5,493 was amortized to interest expense during the three months ended March 31, 2021. At December 31, 2020 and March 31, 2021, a total of $7,324 and $1,831, respectively, of unamortized discounts remained and are presented as a reduction of the Note principle on the accompanying balance sheets.

Accrued interest totaled $22,261 and $21,189 at March 31, 2021 and December 31, 2020, respectively, and is shown as Accrued interest on the accompanying balance sheets. Total interest expense associated with this Note was $6,565 and $1,020 for the three months ended March 31, 2021 and 2020, respectively.

Note 5 – Common Stock

On January 1, 2021 Mr. John Power, the Company’s CEO/CFO agreed to convert accrued management fees totaling $96,500. As a result, we issued 2,144.444 shares of common stock at a price of $0.045 per share.

During the quarter ended March 31, 2021, we sold 5,000,000 shares of common stock to six individuals at a price of $0.03 per share, realizing total proceeds of $150,000. Shares totaling 1,750,000 had not been issued as of this report date. As such the total proceeds of $52,500 have been recorded as an addition to paid in capital.

Note 6 – Share Based Compensation

On March 22, 2021 the Company issued a total of 2,000,000 non-statutory stock options to four individuals, three of which are Directors of the Company, the other an independent technical consultant that is helping design our 2021 exploration programs at Excelsior Spring. Upon vesting, each option is exercisable to purchase one share of common stock at a price of $0.09 per share. The options vest 50% upon issuance, and 25% on each of the 1st and 2nd anniversaries of the grant date.

We estimated the fair value of the options using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the options. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the options. The total estimated fair value of the options utilized the following assumptions:

Expected volatility	184%
Contractual term	5 years
Risk free interest rate	0.87%
Expected dividend rate	0%

The calculations resulted in the total fair value of the options issued to be $197,552. We expense share-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award for our employees and directors and over the expected service term for our non-employee consultants. As such, a stock based compensation charge of $98,775 was recorded on March 22, 2021, representing all vested options, and is included in administrative expenses on the accompanying Statement of Operations.

Also on March 22, 2021 the Company agreed to issue a total of 300,000 restricted stock units at a price of $0.10 per share to the independent technical consultant helping design our 2021 exploration programs at Excelsior Springs. However, the shares shall not be issued until such time the individual either provides a written request or his termination date, whichever is sooner. The shares shall have no voting rights until issued. As such, we have recorded stock-based compensation in the amount of $30,000 which was charged to exploration costs on the accompanying Statement of Operations. We have charged the $30,000 to stock based compensation, but since the shares have not been issued, we have recorded the full amount as an addition to paid in capital.

Note 7 – Commitments and Contingencies

We are subject to various commitments and contingencies as discussed in Note 2 – Mineral Rights – Excelsior Springs.

Note 8 – Related Party Transactions

Conflicts of Interests

Magellan Gold Corporation (“Magellan”) is a company under common control. Mr. John Power is a significant shareholder of both Athena and Magellan and an officer and director of Athena. Mr. John Gibbs is a significant shareholder in both Athena and Magellan. Athena and Magellan are both involved in the business of acquisition and exploration of mineral resources.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the three months ended March 31, 2021 and 2020, a total of $7,500 was recorded as management fees and are included in general and administrative expenses in the accompanying statements of operations. At March 31, 2021 and December 31, 2020, $-0- and $96,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

On January 1, 2021, the Company agreed to convert the $96,500 balance of management fees due Mr. Power into 2,144,444 shares of common stock at a price of $0.045 per share.

Accrued interest and Interest Expense – Related Parties

Related party interest primarily represented interest on the convertible credit facility which was settled as part of the sale of Athena Minerals, Inc. on December 31, 2020. Therefore, on December 31, 2020 all accrued and unpaid interest due Mr. Gibbs totaling $668,012 on the convertible credit facility was also waived as part of the sale of Athena Minerals transaction briefly discussed in Note 1 – Basis of presentation. Further information regarding this transaction is included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Total related party interest was $-0- and $27,573 for the three months ended March 31, 2021 and 2020, respectively.

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

During the three months ended March 31, 2021, Mr. Power made short-term advances to the Company totaling $9,245, and $17,845 was repaid during the period, leaving an unpaid balance of $13,298 included in Advances payable – related party on the accompanying balance sheets.

During the three months ended March 31, 2021, Mr. Power made short-term advances to the Company totaling $9,245, and $17,845  was repaid during the period, leaving an unpaid balance of $13,298 included in Advances payable – related party on the accompanying balance sheets.

Sale of Common Stock - Related Party

On January 15, 2021 the Company sold 250,000 shares of common stock at a price of $0.03 per share in a private placement to Mr. Gibbs, realizing total proceeds of $7,500.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Gold Corporation.

The following discussion and analysis provide information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and our interim unaudited consolidated financial statements and notes thereto included with this report in Part I. Item 1.

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

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) which owned and operated our mining interests and properties in California. On December 31, 2020 we sold the subsidiary to Tripower Resources Inc., a company controlled by Mr. John Gibbs, a related party, in a non-cash exchange. Further information regarding this transaction is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

In December 2020, Athena entered into a definitive Property Option Agreement with Nubian Resources Ltd. (“Nubian”) (TSXV: NBR), pursuant to which Athena acquired a 10% interest in Nubian’s Excelsior Springs exploration project located in Esmeralda County, Nevada and has an option to acquire the remaining 90% held by Nubian.

The Option is exercisable in two tranches: the first tranche was exercised immediately pursuant to which the Company acquired a 10% interest in Excelsior Springs in consideration of issuing to Nubian an aggregate of 5,000,000 shares of Athena Gold Corporation common stock. The Company issued the 5,000,000 shares of its common stock valued at $0.03 per share totaling $150,000 in December 2020. The second tranche is exercisable on or before December 31, 2021 to purchase an additional 90% interest in Excelsior Springs in consideration of issuing to Nubian an additional 45 million shares of Athena common stock. Should both options be exercised, Nubian will hold 50 million shares of Athena common stock, which will be subject to a six-month lockup.

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

Athena plans make Excelsior Springs its flagship project and has completed a N.I. 43-101 Technical Report to support its planned listing on a Canadian Stock Exchange that details historical exploration activities on the property, recent exploration activities conducted by Athena and also highlights future exploration plans to advance the Property.

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

Results of Operations for the Three Months Ended March 31, 2021 and 2020

A summary of our results from operations is as follows:

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Exploration costs	$35,677	$–
General and administrative expenses	214,103	34,375
Total operating expenses	249,780	34,375
Operating loss	(249,780)	(34,375)
Total other income (expenses), net	(7,192)	(29,241)
Net loss	$(256,972)	$(63,616)

During the three months ended March 31, 2021, our net loss was $256,972 as compared to a net loss of $63,616 during the same period in 2020. The $193,356 increase in our loss was mainly attributable to stock-based compensation resulting from the issuance of incentive stock options and restricted stock units, as well as increased legal and professional fees associated with the sale of Athena Minerals, Inc. and the acquisition of the Excelsior Springs project.

Operating expenses:

Our total operating expenses increased $215,405, from $34,375 to $249,780 for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, we incurred $35,677 of exploration costs. In March 2021, we issued 300,000 restricted stock units at a price of $0.10 per share to the independent technical consultant helping design our 2021 exploration programs at Excelsior Springs. However, the shares shall not be issued until such time the individual either provides a written request or his termination date, whichever is sooner. The shares shall have no voting rights until issued. As such, we have recorded stock-based compensation in the amount of $30,000 which was charged to exploration costs. We have also begun preliminary work on our future exploration programs which has resulted in an additional $5,677 of exploration costs. During the three months ended March 31, 2020, we incurred no exploration costs.

Our general and administrative expenses increased by $179,728, from $34,375 to $214,103 for the three months ended March 31, 2020 and 2021.

Legal and professional fees for the three months ended March 31, 2021 totaled $111,954 and are attributed to legal and other professional fees associated with the acquisition of the Excelsior Springs project. Total legal costs for the three months ended March 31, 2020 totaled $27,409, an increase of $84,545 as compared to the three months ended March 31, 2021.

On March 22, 2021 the Company issued a total of 2,000,000 non-statutory stock options to four individuals, three of which are Directors of the Company, the other an independent technical consultant that is helping design our 2021 exploration programs at Excelsior Spring. Upon vesting, each option is exercisable to purchase one share of common stock at a price of $0.09 per share. The options vest 50% upon issuance, and 25% on each of the 1st and 2nd anniversaries of the grant date.

We estimated the fair value of the options using the Black-Scholes option pricing model, which includes assumptions for expected dividends, expected share price volatility, risk-free interest rate, and expected life of the options. Our expected volatility assumption is based on our historical weekly closing price of our stock over a period equivalent to the expected remaining life of the options. The total estimated fair value of the options utilized the following assumptions:

Expected volatility	184%
Contractual term	5 years
Risk free interest rate	0.87%
Expected dividend rate	0%

The calculations resulted in the total fair value of the options issued to be $197,552. Upon each vesting date a percentage of the total value of the options issued and outstanding is charged to stock-based compensation. As such, an administrative expense charge of $98,775 was recorded on March 22, 2021.

Other income and expense:

Our total other expenses, net was $7,192 during the three months ended March 31, 2021, as compared to total other income of $29,241 during the three months ended March 31, 2020.

For the three months ended March 31, 2021 other expenses consisted entirely of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

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

At March 31, 2021, we had not yet achieved profitable operations and we have accumulated losses of $10,245,857 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We have financed our capital requirements primarily through borrowings from related parties and equity financings. We expect to meet our future financing needs and working capital and capital expenditure requirements through additional borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financing could be highly dilutive to existing shareholders. Currently, there are no arrangements in place for additional equity funding or new loans.

Liquidity

As of March 31, 2021, we had $32,077 of cash and negative working capital of $117,393. This compares to cash on hand of $8,986 and negative working capital of $235,696 at December 31, 2020.

During the three months ended March 31, 2021 we sold 5,000,000 shares of common stock in private placements realizing proceeds of $150,000.   Of this amount, shares totaling 1,750,000 had not been issued as of this report date and the associated proceeds of $52,500 have been recorded as an addition to paid in capital. We anticipate that future funding will be in the form of additional equity financing from the sale of our common stock, or loans from officers, directors or significant shareholders. Currently, there are no arrangements in place for additional equity funding or new loans.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(118,309)	$(25,679)
Net cash provided by financing activities	141,400	38,300
Net increase (decrease) in cash	23,091	12,621
Cash, beginning of period	8,986	117
Cash, end of period	$32,077	$12,738

Net cash used in operating activities:

Net cash used in operating activities was $118,309 and $25,679 during the three months ended March 31, 2021 and 2020, respectively.

Cash used in operating activities during the three months ended March 31, 2021 is primarily attributed to our $256,972 net loss. Non-cash charges to operating activities included total stock based compensation of $128,775, as well as amortization of debt discount on our convertible note payable totaling $5,493. We also realized increases in accounts payable of $3,323, and other accrued liabilities of $1,072.

Cash used in operating activities during the three months ended March 31, 2020 is primarily attributed to our $63,616 net loss. We realized increases in accounts payable of $14,344, accrued interest on our notes payable of $27,573, and a decrease in other accrued liabilities of $3,980.

Net cash provided by financing activities:

Cash provided by financing activities during the three months ended March 31, 2021 was $141,400 compared to cash provided by financing activities of $38,300 during the same period in 2020.

During the three months ended March 31, 2021 the Company’s President had advanced a total of $9,245, and was repaid a total of $17,845. At March 31, 2021 unpaid advances totaled $13,298. Also during the quarter we sold 5,000,000 shares of our common stock in private placements at a price of $0.03 per share, resulting in total proceeds of $150,000. Of the total shares sold, 250,000 were sold to a significant shareholder related party.

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

If we establish proven and probable reserves for a mineral property and establish that the mineral property can be economically developed, mineral rights will be amortized over the estimated useful life of the property following the commencement of commercial production or expensed if it is determined that the mineral property has no future economic value or if the property is sold or abandoned. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Proven and probable reserves have not been established for any mineral rights as of March 31, 2021.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure and insufficient formal management review processes over certain financial and accounting reports as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2020.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I. Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ATHENA SILVER CORPORATION

Dated: May 5, 2021	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President,
Chief Financial Officer, Secretary & Director
(Principal Executive Officer)
(Principal Accounting Officer)

