Form 10-Q
period 2021-06-30
ATHENA GOLD CORP
filed 2021-08-13
CIK 1304409

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

On August 10, 2021, there were 68,282,320 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATHENA GOLD CORPORATION

BALANCE SHEETS

(unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$271,311	$8,986
Total current assets	271,311	8,986

Mineral Rights - Excelsior Springs	150,000	150,000

Total assets	$421,311	$158,986

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$39,604	$61,149
Accrued liabilities - related party	–	96,500
Accrued interest	23,345	21,189
Advances payable - related party	–	21,898
Convertible note payable, net of discount of $-0- and $7,324	51,270	43,946
Total current liabilities	114,219	244,682

Long term liabilities
Warrant liability	422,959	–
Total liabilities	537,178	244,682

Stockholders' deficit:
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 250,000,000 shares authorized, 68,282,320 and 54,887,876 issued and outstanding	6,828	5,489
Additional paid-in capital	10,206,927	9,897,700
Accumulated deficit	(10,329,622)	(9,988,885)
Total stockholders' deficit	(115,867)	(85,696)

Total liabilities and stockholders' deficit	$421,311	$158,986

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ending June 30,		Six months ending June 30,
	2021	2020	2021	2020
Operating expenses:
Exploration costs	$26,099	$–	$61,776	$–
General and administrative expenses	116,844	30,561	330,947	64,936
Total operating expenses	142,943	30,561	392,723	64,936
Operating loss	(142,943)	(30,561)	(392,723)	(64,936)
Other expenses:
Interest expense - related party	–	(27,984)	–	(55,557)
Interest expense	(2,915)	(4,712)	(10,107)	(6,380)
Gain on change in value of warrant liability	62,093	–	62,093	–
Total other expenses	59,178	(32,696)	51,986	(61,937)
Net loss	$(83,765)	$(63,257)	$(340,737)	$(126,873)

Loss per common share -- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding -- basic and diluted	63,447,155	36,532,320	61,462,461	36,532,320

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Three months ending June 30, 2021
Balance, March 31, 2021	60,282,320	$6,028	$10,272,436	$(10,245,857)	$32,607
Common stock sold in private placements - related parties	2,500,000	250	164,350	–	164,600
Common stock sold in private placements	3,750,000	375	236,848	–	237,223
Prepaid shares issued	1,750,000	175	(175)	–	–
Stock based compensation	–	–	18,520	–	18,520
Warrant derivative	–	–	(485,052)	–	(485,052)
Net loss, three months ending June 30, 2021	–	–	–	(83,765)	(83,765)
Balance, June 30, 2021	68,282,320	$6,828	$10,206,927	$(10,329,622)	$(115,867)

Three months ending June 30, 2020
Balance, March 31, 2020	36,532,320	$3,653	$6,618,495	$(9,570,564)	$(2,948,416)
Convertible note beneficial conversion feature	–	–	21,973	–	21,973
Net loss, three months ending June 30, 2020	–	–	–	(63,257)	(63,257)
Balance, June 30, 2020	36,532,320	$3,653	$6,640,468	$(9,633,821)	$(2,989,700)

Six months ending June 30, 2021
Balance, December 31, 2020	54,887,876	$5,489	$9,897,700	$(9,988,885)	$(85,696)
Conversion of management fees payable	2,144,444	214	96,286	–	96,500
Common stock sold in private placements - related parties	2,750,000	275	171,825	–	172,100
Common stock sold in private placements	8,500,000	850	378,873	–	379,723
Stock based compensation	–	–	147,295	–	147,295
Warrant derivative	–	–	(485,052)	–	(485,052)
Net loss, six months ending June 30, 2021	–	–	–	(340,737)	(340,737)
Balance, June 30, 2021	68,282,320	$6,828	$10,206,927	$(10,329,622)	$(115,867)

Six months ending June 30, 2020
Balance, December 31, 2019	36,532,320	$3,653	$6,618,495	$(9,506,948)	$(2,884,800)
Convertible note beneficial conversion feature	–	–	21,973	–	21,973
Net loss, six months ending June 30, 2020	–	–	–	(126,873)	(126,873)
Balance, June 30, 2020	36,532,320	$3,653	$6,640,468	$(9,633,821)	$(2,989,700)

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(340,737)	$(126,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	7,324	3,662
Stock based compensation	147,295	–
Gain on change in value of derivative liability	(62,093)	–
Changes in operating assets and liabilities:
Accounts payable	(21,545)	8,844
Accrued interest - related parties	–	55,557
Accrued liabilities and other liabilities	2,156	4,570

Net cash used in operating activities	(267,600)	(54,240)

Cash flows from financing activities:
Proceeds from advances from related parties	12,012	33,401
Payments on advances from related parties	(33,910)	(20,687)
Proceeds from sales of common stock to related parties	172,100	–
Proceeds from sales of common stock	379,723	–
Proceeds from stock subscription	–	10,000
Payment on deed amendment liability	–	(10,000)
Borrowings from credit facility and notes payable - related parties	–	42,750

Net cash provided by financing activities	529,925	55,464

Net increase in cash	262,325	1,224
Cash at beginning of period	8,986	117

Cash at end of period	$271,311	$1,341

Supplemental disclosure of cash flow information
Cash paid for interest	$627	$648
Cash paid for income taxes	$–	$–

Supplemental disclosure of non-cash transactions
Conversion of management fees payable	$96,500	$–
Warrant liability	$485,052	$–
Discount on note payable - Beneficial conversion feature	$–	$21,793

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

We prepared these interim financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2021 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassifications

Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit.

Foreign Currency Translation

The Company is exposed to currency risk on transactions and balances in currencies other than the functional currency. The Company has not entered any contracts to manage foreign exchange risk.

The functional currency of the Company is the US dollar; therefore, the Company is exposed to currency risk from financial assets and liabilities denominated in Canadian dollars.

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

At June 30, 2021, we had not yet achieved profitable operations and we have accumulated losses of $10,329,622 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). This ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

The estimated fair value of each stock option as of the date of grant was calculated using the Black-Scholes pricing model. The Company estimates the volatility of its common stock at the date of grant based on Company stock price history. The Company determines the expected life based on the simplified method given that its own historical share option exercise experience does not provide a reasonable basis for estimating expected term. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. The shares of common stock subject to the stock-based compensation plan shall consist of unissued shares, treasury shares or previously issued shares held by any subsidiary of the Company, and such number of shares of common stock are reserved for such purpose.

COVID-19 pandemic

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

Note 2 – Mineral Rights - Excelsior Springs

Effective December 15, 2020, Athena entered into a definitive Property Option Agreement (“Option Agreement”) with Nubian Resources Ltd. (“Nubian”) (TSXV: NBR), pursuant to which Nubian has granted Athena the option to acquire a 100% interest in Nubian’s Excelsior Springs exploration project located in Esmeralda County, Nevada.

The Option Agreement is exercisable in two tranches: the first tranche was exercised immediately pursuant to which the Company acquired a 10% interest in Excelsior Springs in consideration of issuing to Nubian an aggregate of 5,000,000 shares of Athena common stock. On December 15, 2020 the company issued the 5,000,000 shares of its common stock valued at $0.03 per share totaling $150,000. The second tranche is exercisable on or before December 31, 2021 to purchase an additional 90% interest in Excelsior Springs in consideration of issuing to Nubian an additional 45 million shares of Athena common stock. Should both options be exercised, Nubian will hold 50 million shares of Athena common stock, which will be subject to a six-month lockup.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at June 30,	Fair Value Measurement at December 31, 2020
	2021	Level 1	Level 2	Level 3

Derivative liability – Investor warrants	$422,959	$–	$–	$422,959

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

On April 24, 2020, the Company agreed to reduce the conversion price from $0.0735 per share to $0.021 per share. All other terms of the convertible note remain unchanged, and therefore did not change the cash flows of the note. The Company determined the transaction was considered an extinguishment because of the change in conversion price in which no gain or loss was recorded according to ASC 470-50. However, because the conversion price was reduced below the $0.03 market value on the date of the change, a beneficial conversion feature resulted from the price reduction in the amount of $21,973, which was accounted for as a discount to the debt and a corresponding increase in additional paid in capital. The debt discount is being amortized on a straight-line basis over one year to interest expense. A total of $7,324 was amortized to interest expense during the six months ended June 30, 2021. At December 31, 2020 and June 30, 2021, a total of $7,324 and $-0-, respectively, of unamortized discounts remained and are presented as a reduction of the Note principle on the accompanying balance sheets.

Accrued interest totaled $23,345 and $21,189 at June 30, 2021 and December 31, 2020, respectively, and is shown as Accrued interest on the accompanying balance sheets. Total interest expense associated with this Note was $9,840 and $2,070 for the six months ended June 30, 2021 and 2020, respectively.

Note 5 – Common Stock and Warrants

During the six-months ended June 30, 2021 we sold 11,250,000 shares of common stock in private placements realizing proceeds of $551,823.

On May 25, 2021 we completed a private placement in which we sold 6,250,000 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. The warrants expire three years from the date of issuance. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 173,810 Broker Warrants (“Broker Warrants”) were granted to a Canadian broker as a placement fee. We realized total proceeds of $401,823 net of offering costs.

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value.

At inception date of May 25, 2021, we determined the warrants fair value to be $485,052. For the six months ending June 30, 2021, the warrant liability was valued at $422,959, resulting in a gain on revaluation of warrant liability of $62,093 based on the following assumptions:

Fair value assumptions – warrant liability:	May 25, 2021	June 30, 2021
Risk free interest rate	0.30%	0.47%
Expected term (years)	3.0	2.9
Expected volatility	180%	179%
Expected dividends	0%	0%

The Broker Warrants were evaluated for purposes of classification between liability and equity. The Broker Warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was calculated in US dollars to estimate the fair value of $12,943 with the following inputs:

Fair value assumptions – broker warrants:	May 25, 2021
Risk free interest rate	0.14%
Expected term (years)	2.0
Expected volatility	205%
Expected dividends	0%

During the quarter ended March 31, 2021, we sold 5,000,000 shares of common stock in private placements to six individuals at a price of $0.03 per share, realizing total proceeds of $150,000. Of the 5,000,000 shares sold, 1,750,000 shares were issued on May 28, 2021.

On January 1, 2021 Mr. John Power, the Company’s CEO/CFO agreed to convert accrued management fees totaling $96,500. As a result, we issued 2,144,444 shares common stock at a price of $0.045 per share.

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

The calculations resulted in the total fair value of the options issued to be $197,552. We expense share-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award for our employees and directors and over the expected service term for our non-employee consultants. As such, a stock-based compensation charges totaling of $117,295 have been charged during the six-months ended June 30, 2021, and is included in administrative expenses on the accompanying Statement of Operations.

Also, on March 22, 2021 the Company agreed to issue a total of 300,000 restricted stock units at a price of $0.10 per share to the independent technical consultant helping design our 2021 exploration programs at Excelsior Springs. However, the shares shall not be issued until such time the individual either provides a written request or his termination date, whichever is sooner. The shares shall have no voting rights until issued. As such, we have recorded stock-based compensation in the amount of $30,000 which was charged to exploration costs on the accompanying Statement of Operations. We have charged the $30,000 to stock-based compensation, but since the shares have not been issued, we have recorded the full amount as an addition to paid in capital.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the six months ended June 30, 2021 and 2020, a total of $15,000 was recorded as management fees and are included in general and administrative expenses in the accompanying statements of operations. At June 30, 2021 and December 31, 2020, $-0- and $96,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

On January 1, 2021, the Company agreed to convert the $96,500 balance of management fees due Mr. Power into 2,144,444 shares of common stock at a price of $0.045 per share.

Accrued Interest and Interest Expense – Related Parties

Related party interest primarily represented interest on the convertible credit facility which was settled as part of the sale of Athena Minerals, Inc. on December 31, 2020. Therefore, on December 31, 2020 all accrued and unpaid interest due Mr. Gibbs totaling $668,012 on the convertible credit facility was also waived as part of the sale of Athena Minerals transaction discussed in Note 1 – basis of presentation. Further information regarding this transaction is included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Total related party interest was $-0- and $55,557 for the six months ended June 30, 2021 and 2020, respectively.

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

During the six months ended June 30, 2021, Mr. Power made short-term advances to the Company totaling $12,012, and $33,910 was repaid during the period, leaving an unpaid balance of $-0- representing Advances payable – related party on the accompanying balance sheets.

During the three months ended June 30, 2021, Mr. Power made short-term advances to the Company totaling $2,767, and $16,065 was repaid during the period, leaving an unpaid balance of $-0- representing Advances payable – related party on the accompanying balance sheets.

Sales of Common Stock - Related Parties

On May 25, 2021 the Company sold 2,200,000 units in its private placement at a price of CAD$0.08 to Mr. Gibbs, realizing net proceeds of $144,848. During the same private placement, Mr. Power purchased 300,000 units realizing net proceeds of $19,752.

On January 15, 2021 the Company sold 250,000 shares of common stock at a price of $0.03 per share in a private placement to Mr. Gibbs, realizing total proceeds of $7,500.

Note 9 – Subsequent Events

None

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

Excelsior Springs is our flagship project and we have completed a N.I. 43-101 Technical Report to support our planned listing on the Canadian Stock Exchange that details historical exploration activities on the property, recent exploration activities conducted by Athena and also highlights future exploration plans to advance the Property.

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

Results of Operations for the Three Months Ended June 30, 2021 and 2020

A summary of our results from operations is as follows:

	Three Months Ended June 30,
	2021	2020
Operating expenses:
Exploration costs	$26,099	$–
General and administrative expenses	116,844	30,561
Total operating expenses	142,943	30,561
Operating loss	(142,943)	(30,561)
Total other income (expenses), net	59,178	(32,696)
Net loss	$(83,765)	$(63,257)

During the three months ended June 30, 2021, our net loss was $83,765 as compared to a net loss of $63,257 during the same period in 2020. The 2021 operating loss of $142,943 increased $112,382 over the prior year period and was mainly attributable to stock-based compensation resulting from the issuance of incentive stock options, as well as increased legal and professional fees associated with the acquisition and maintenance of the Excelsior Springs project. The 2021 operating loss was partially offset by a $62,093 gain in the change in value of the warrant derivative liability associated with a private placement concluded on May 25, 2021.

Operating expenses:

Our total operating expenses increased $112,382, from $30,561 to $142,943 for the three months ended June 30, 2020 and 2021, respectively.

During the three months ended June 30, 2021, we incurred $26,099 of exploration costs, which include a $15,000 payment associated with the lease of two patented claims within the Excelsior Springs project. We have also begun initial activities on our future exploration programs which has resulted in an additional $11,099 of exploration costs. During the three months ended June 30, 2020, we incurred no exploration costs.

Our general and administrative expenses increased by $86,283, from $30,561 to $116,844 for the three months ended June 30, 2020 and 2021, respectively.

Legal and professional fees and other expenses were $94,438 and $27,833 for three months ended June 30, 2021 and 2020, respectively, an increase of $66,605. The majority of the legal and other professional fees associated with our planned listing on the Canadian Stock Exchange (“CSE”). The Company is currently in the comment stage with the CSE and will be submitting an updated application in the third quarter.

On March 22, 2021, the Company issued a total of 2,000,000 non-statutory stock options to four individuals, three of which are Directors of the Company, the other an independent technical consultant. Upon vesting, each option is exercisable to purchase one share of common stock at a price of $0.09 per share. The options vest 50% upon issuance, and 25% on each of the 1st and 2nd anniversaries of the grant date.

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

The calculations resulted in the total fair value of the options issued to be $197,552. During each vesting period or upon the vesting date a percentage of the total value of the options issued and outstanding is charged to stock-based compensation. As such, an administrative expense charge of $18,520 was recorded for the three months ended June 30, 2021.

Other income and expense:

Our total other income, net was $59,178 during the three months ended June 30, 2021, as compared to total other expenses, net of $32,696 during the three months ended June 30, 2020.

For the three months ended June 30, 2021, other income, net included $2,915 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel. Interest expense on the convertible note payable includes $1,831 of interest expense resulting from the amortization of the note discount. As of June 30, 2021, all the discount associated with the note has been fully amortized.

For the three months ended June 30, 2020, interest expense included $27,984 in interest expense associated with our related party convertible credit facility, $1,050 of interest expense associated with a convertible note payable originating in April 2015 from the conversion of certain amounts due our primary legal counsel, as well as $3,662 resulting from the amortization of the discount on a convertible note payable.

On May 25, 2021, we completed a private placement in which we sold 6,250,000 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. The warrants expire three years from the date of issuance. An additional 173,810 warrants were granted to a Canadian broker as a placement fee. We realized total proceeds of $401,823 net of offering costs.

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value.

At inception date of May 25, 2021, we determined the warrants fair value to be $485,052. As of June 30, 2021, the warrant liability was valued at $422,959, resulting in a gain on revaluation of warrant liability of $62,093 based on the following assumptions:

Fair value assumptions – derivative warrants:	May 25, 2021	June 30, 2021
Risk free interest rate	0.30%	0.47%
Expected term (years)	3.0	2.9
Expected volatility	180%	179%
Expected dividends	0%	0%

Results of Operations for the Six Months Ended June 30, 2021 and 2020

A summary of our results from operations is as follows:

	Six Months Ended June 30,
	2021	2020
Operating expenses:
Exploration costs	$61,776	$–
General and administrative expenses	330,947	64,936
Total operating expenses	392,723	64,936
Operating loss	(392,723)	(64,936)
Total other income (expenses), net	51,986	(61,937)
Net loss	$(340,737)	$(126,873)

During the six months ended June 30, 2021, our net loss was $340,737 as compared to a net loss of $126,873 during the same period in 2020. The $213,864 increase in our loss was mainly attributable to exploration costs associated with the Excelsior Springs project, stock-based compensation resulting from the issuance of incentive stock options and restricted stock units, as well as increased legal and professional fees associated with the sale of Athena Minerals, Inc. and the acquisition of the Excelsior Springs project. The loss for the six months ended June 30, 2021 is also partially offset by a $62,093 gain on the change in fair value of a derivative liability established as a result of the June 30, 2021 valuations of warrants attached to the common stock sold in a private placement concluded on May 25, 2021.

Operating expenses:

Our total operating expenses increased $327,787, from $64,936 to $392,723 for the six months ended June 30, 2020 and 2021, respectively.

During the six months ended June 30, 2021, we incurred $61,776 of exploration costs. In March 2021, we issued 300,000 restricted stock units at a price of $0.10 per share to the independent technical consultant. However, the shares shall not be issued until such time the individual either provides a written request or his termination date, whichever is sooner. As such, we have recorded stock-based compensation in the amount of $30,000 which was charged to exploration costs. In May 2021, we made the $15,000 annual lease payment for two patented claims within the Excelsior project. We have also begun preliminary work on our future exploration programs which has resulted in an additional $16,776 of exploration costs. During the six months ended June 30, 2020, we incurred no exploration costs.

Our general and administrative expenses increased by $266,011, from $64,936 to $330,947 for the six months ended June 30, 2020 and 2021.

Legal and professional fees for the six months ended June 30, 2021 totaled $206,392 and are attributed to legal and other professional fees associated with the acquisition and maintenance of the Excelsior Springs project and our planned listing on the CSE as previously discussed. Total legal costs for the six months ended June 30, 2020, totaled $55,242, an increase of $151,150 as compared to the six months ended June 30, 2021.

On March 22, 2021, the Company issued a total of 2,000,000 non-statutory stock options to four individuals, three of which are Directors of the Company, the other an independent technical consultant that is helping design our 2021 exploration programs at Excelsior Spring. Upon vesting, each option is exercisable to purchase one share of common stock at a price of $0.09 per share. The options vest 50% upon issuance, and 25% on each of the 1st and 2nd anniversaries of the grant date.

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

The calculations resulted in the total fair value of the options issued to be $197,552. Upon each vesting date a percentage of the total value of the options issued and outstanding is charged to stock-based compensation. As such, administrative expense charges of $117,295 have been recorded through June 30, 2021.

Other income and expense:

Total other income, net was $51,986 during the six months ended June 30, 2021, as compared to total other expense, net of $61,937 during the six months ended June 30, 2020.

For the six months ended June 30, 2021, other income, net included interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel. Interest expense on the convertible note payable includes $7,324 of interest expense resulting from the amortization of the note discount. As of June 30, 2021, all the discount associated with the note has been fully amortized. For the six months ended June 30, 2020 interest expense totaled $61,937 which included $55,557 in interest expense associated with our related party convertible credit facility, $2,070 of interest expense associated with a convertible note payable originating in April 2015 from the conversion of certain amounts due our primary legal counsel, $3,662 resulting from the amortization of the discount on a convertible note payable, as well as $648 of interest associated with the resolution of a 2019 franchise tax obligation which was paid during the quarter.

On May 25, 2021, we completed a private placement in which we sold 6,250,000 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. The warrants expire three years from the date of issuance. An additional 173,810 warrants were granted to a Canadian broker as a placement fee. We realized total proceeds of $401,823 net of offering costs.

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value.

At inception date of May 25, 2021, we determined the warrants fair value to be $485,052. For the six months ending June 30, 2021, the warrant liability was valued at $422,959, resulting in a gain on revaluation of warrant liability of $62,093 based on the following assumptions:

Fair value assumptions – derivative warrants:	May 25, 2021	June 30, 2021
Risk free interest rate	0.30%	0.47%
Expected term (years)	3.0	2.9
Expected volatility	180%	179%
Expected dividends	0%	0%

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

At June 30, 2021, we had not yet achieved profitable operations and we have accumulated losses of $10,329,622 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Liquidity

As of June 30, 2021, we had $271,311 of cash and working capital of $157,092. This compares to cash on hand of $8,986 and negative working capital of $235,696 at December 31, 2020.

During the six months ended June 30, 2021, we have sold 11,250,000 shares of common stock in private placements realizing proceeds of $551,823. We anticipate that future funding will be in the form of additional equity financing from the sale of our common stock, or loans from officers, directors or significant shareholders.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(267,600)	$(54,240)
Net cash provided by financing activities	529,925	55,464
Net increase in cash	262,325	1,224
Cash, beginning of period	8,986	117
Cash, end of period	$271,311	$1,341

Net cash used in operating activities:

Net cash used in operating activities was $267,600 and $54,240 during the six months ended June 30, 2021 and 2020, respectively.

Cash used in operating activities during the six months ended June 30, 2021 is primarily attributed to our $340,737 net loss. Non-cash charges to operating activities included $7,324 of amortization of the debt discount on our convertible note payable, total stock based compensation of $147,295, and the gain on change in value of the derivative liability of $62,093. We also realized a decrease in accounts payable of $21,545, and an increase in other accrued liabilities of $2,156.

Cash used in operating activities during the six months ended June 30, 2020 is primarily attributed to our $126,873 net loss. A non-cash charge of $3,662 to operating activities represents amortization of the debt discount on our convertible note payable We also realized increases in accounts payable of $8,844, accrued interest on our notes payable of $55,557, and an increase in other accrued liabilities of $4,570.

Net cash provided by financing activities:

Cash provided by financing activities during the six months ended June 30, 2021 was $529,925 compared to cash provided by financing activities of $55,464 during the same period in 2020.

During the six months ended June 30, 2021 the Company’s President had advanced a total of $12,012, and was repaid a total of $33,910. At June 30, 2021 there were no unpaid advances.

On May 25, 2021 we completed a private placement in which we sold 6,250,000 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. The warrants expire three years from the date of issuance. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 173,810 warrants were granted to a Canadian broker as a placement fee. We realized total proceeds of $401,823 net of offering costs. Of the total units sold, 2,200,000 were sold to a significant shareholder related party, and an additional 300,000 were sold to the Company’s President and CEO.

During the six months ended June 30, 2021, we also sold 5,000,000 shares of our common stock in private placements at a price of $0.03 per share, resulting in total proceeds of $150,000. Of the total shares sold, 250,000 were sold to a significant shareholder related party.

For the six months ended June 30, 2020 borrowings under our convertible credit facility were $42,750. Also, during the period the Company’s President had advanced a total of $33,401, and was repaid a total of $20,687 associated with advances outstanding at December 31, 2019. We also paid $10,000 that was due on June 1st on our deed amendment liability.

On June 23, 2020, the Company entered into a stock subscription agreement whereby the subscriber agreed to purchase an aggregate of 17,142,857 shares of the Company’s common stock at a private offering price of $0.007 per share, or an aggregate purchase price of $120,000. The purchase price was to be paid in twelve equal monthly installments of $10,000 each with the first installment due on or before June 15, 2020 and continuing thereafter on or before the 15th day of each succeeding month until paid in full. Shares were not to be deemed purchased until the purchase price has been paid in full. We received the first $10,000 payment in June as scheduled. Subsequently, on September 18, 2020 the Company and the subscriber agreed to terminate the subscription agreement. As a result of this Settlement Agreement and Release, the Company agreed to issue 500,000 shares of common stock at $0.02 per share for total proceeds of $10,000, and released both parties of any further obligations regarding the June 23, 2020 subscription agreement.

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

Foreign Currency

The Company is exposed to currency risk on transactions and balances in currencies other than the functional currency. The Company has not entered any contracts to manage foreign exchange risk. The functional currency of the Company is the US dollar; therefore, the Company is exposed to currency risk from financial assets and liabilities denominated in Canadian dollars.

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

If we establish proven and probable reserves for a mineral property and establish that the mineral property can be economically developed, mineral rights will be amortized over the estimated useful life of the property following the commencement of commercial production or expensed if it is determined that the mineral property has no future economic value or if the property is sold or abandoned. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Proven and probable reserves have not been established for any mineral rights as of June 30, 2021.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)**
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).**
____________________
*	Filed herewith
**	Furnished, not filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA SILVER CORPORATION

Dated: August 13, 2021	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President,
Secretary & Director
(Principal Executive Officer)

ATHENA SILVER CORPORATION

Dated: August 13, 2021	By:	/s/ Tyler J. Minnick
Tyler J. Minnick
Chief Financial Officer
(Principal Accounting Officer)

