Form 10-Q
period 2021-09-30
ATHENA GOLD CORP
filed 2021-11-01
CIK 1304409

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

On November 1, 2021, there were 71,391,020 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATHENA GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

Assets	9/30/21	12/31/20

Current assets
Cash	$338,266	$8,986
Total current assets	338,266	8,986

Other assets
Mineral Rights - Excelsior Springs	150,000	150,000
Total other assets	150,000	150,000

Total assets	$488,266	$158,986

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$87,761	$61,149
Accrued liabilities - related party	0	96,500
Accrued interest	24,441	21,189
Advances payable - related party	0	21,898
Convertible note payable, net of discount of $0 and $7,324	51,270	43,946
Total current liabilities	163,472	244,682

Long term liabilities
Warrant liability	812,859	0
Total long term liabilities	812,859	0

Total liabilities	976,331	244,682

Stockholders' equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	0	0
Common stock - $0.0001 par value; 250,000,000 shares authorized, 71,391,020 and 54,887,876 issued and outstanding	7,139	5,489
Additional paid in capital	10,146,014	9,897,700
Accumulated deficit	(10,641,218)	(9,988,885)

Total stockholders' deficit	(488,065)	(85,696)

Total liabilities and stockholders' deficit	$488,266	$158,986

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	9/30/21	9/30/20	9/30/21	9/30/20

Operating expenses
Exploration, evaluation and project expenses	$66,840	$52,154	$128,616	$52,154
General and administrative expenses	123,434	52,777	454,381	117,713
Total operating expenses	190,274	104,931	582,997	169,867

Net operating loss	(190,274)	(104,931)	(582,997)	(169,867)

Interest expense - related party	0	(28,292)	0	(83,848)
Interest expense	(1,096)	(6,991)	(11,203)	(13,372)
Revaluation of warrant liability	(120,226)	0	(58,133)	0
Net loss	$(311,596)	$(140,214)	$(652,333)	$(267,087)

Weighted average common shares outstanding – basic and diluted	68,282,320	36,597,537	63,760,729	36,554,218

Loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2019	36,532,320	$3,653	$6,618,495	$(9,506,948)	$(2,884,800)
Net loss	0	0	0	(63,616)	(63,616)
March 31, 2020	36,532,320	$3,653	$6,618,495	$(9,570,564)	$(2,948,416)

Convertible note beneficial conversion feature	0	0	21,973	0	21,973
Net loss	0	0	0	(63,257)	(63,257)
June 30, 2020	36,532,320	$3,653	$6,640,468	$(9,633,821)	$(2,989,700)

Sale of common stock	500,000	50	9,950	0	10,000
Net loss	0	0	0	(140,214)	(140,214)
September 30, 2020	37,032,320	$3,703	$6,650,418	$(9,774,035)	$(3,119,914)

December 31, 2020	54,887,876	$5,489	$9,897,700	$(9,988,885)	$(85,696)
Conversion of management fees	2,144,444	214	96,286	0	96,500
Stock based compensation	0	0	128,775	0	128,775
Private placement	3,250,000	325	149,675	0	150,000
Net loss	0	0	0	(256,972)	(256,972)
March 31, 2021	60,282,320	$6,028	$10,272,436	$(10,245,857)	$32,607

Private placement	8,000,000	800	401,023	0	401,823
Warrant liability	0	0	(485,052)	0	(485,052)
Stock based compensation	0	0	18,520	0	18,520
Net loss	0	0	0	(83,765)	(83,765)
Balance at June 30, 2021	68,282,320	$6,828	$10,206,927	$(10,329,622)	$(115,867)

Private placement	3,108,700	311	190,241	0	190,552
Warrant liability	0	0	(269,674)	0	(269,674)
Stock based compensation	0	0	18,520	0	18,520
Net loss	0	0	0	(311,596)	(311,596)
Balance at September 30, 2021	71,391,020	$7,139	$10,146,014	$(10,641,218)	$(488,065)

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	9/30/21	9/30/20

Cash flows from operating activities
Net loss	$(652,333)	$(267,087)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	7,324	9,155
Loss from revaluation of warrant liability	58,133	0
Share based compensation	165,815	0
Change in operating assets and liabilities:
Accounts payable	26,612	20,325
Accrued interest - related party	0	83,848
Other liabilities	3,252	13,164

Net cash used in operating activities	(391,197)	(140,595)

Cash flows from financing activities
Proceeds from private placement of stock	742,375	10,000
Proceeds from advances from related parties	12,012	126,498
Payments on advances from related parties	(33,910)	(23,187)
Payment on deed amendment liability	0	(10,000)
Borrowings from credit facility and notes payable - related parties	0	42,750

Net cash provided by financing activities	720,477	146,061

Net increase in cash	329,280	5,466

Cash, beginning of period	8,986	117

Cash, end of period	$338,266	$5,583

Supplemental disclosure of cash flow information
Cash paid during period for interest	$627	$1,053

Noncash investing and financing activities
Discount on note payable - Beneficial conversion feature	$0	$21,973
Conversion of management fee payable	$96,500	$0
Warrant liability	$754,726	$0

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

We prepared these interim financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

At September 30, 2021, we had not yet achieved profitable operations and we have accumulated losses of approximately $10,600,000 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Carrying Value at Sept 30,	Fair Value Measurement at September 30, 2021
	2021	Level 1	Level 2	Level 3

Warrant liability	$812,859	$–	$–	$812,859

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

On April 24, 2020, the Company agreed to reduce the conversion price from $0.0735 per share to $0.0210 per share. All other terms of the Note remain unchanged, and therefore did not change the cash flows of the Note. The Company determined the transaction was considered an extinguishment because of the change in conversion price in which no gain or loss was recorded according to ASC 470-50. However, because the conversion price was reduced below the $0.03 market value on the date of the change, a beneficial conversion feature resulted from the price reduction in the amount of $21,973, which was accounted for as a discount to the debt and a corresponding increase in additional paid in capital. The debt discount is being amortized on a straight-line basis over one year to interest expense. A total of $7,324 was amortized to interest expense during the nine months ended September 30, 2021. At December 31, 2020 and September 30, 2021, a total of $7,324 and $0, respectively, of unamortized discounts remained and are presented as a reduction of the Note principle on the accompanying consolidated balance sheets.

Accrued interest totaled $24,441 and $21,189 at September 30, 2021 and December 31, 2020, respectively, and is shown as accrued interest on the accompanying consolidated balance sheets. Total interest expense associated with this Note was $10,576 and $3,164 for the nine months ended September 30, 2021 and 2020, respectively.

Note 5 – Common Stock and Warrants

During the nine months ended September 30, 2021 we sold 14,358,700 shares of common stock in private placements realizing proceeds of $742,375.

On September 30, 2021 we completed a private placement in which we sold 3,108,700 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. The warrants expire May 31, 2024. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 91,000 Broker Warrants (“Broker Warrants”) were granted to a Canadian broker as a placement fee. We realized total proceeds of $190,552 net of offering costs.

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value.

At inception date of September 30, 2021, we determined the warrants fair value to be $269,674 based on the following assumptions:

Fair value assumptions – investor warrants:	September 30, 2021
Risk free interest rate	0.53%
Expected term (years)	2.7
Expected volatility	189%
Expected dividends	0%

The Broker Warrants were evaluated for purposes of classification between liability and equity. The Broker Warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was calculated in US dollars to estimate the fair value of $7,472 with the following inputs:

Fair value assumptions – broker warrants:	September 30, 2021
Risk free interest rate	0.28%
Expected term (years)	2.0
Expected volatility	196%
Expected dividends	0%

On May 25, 2021 we completed a private placement in which we sold 6,250,000 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. The warrants expire May 31, 2024. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 173,810 Broker Warrants (“Broker Warrants”) were granted to a Canadian broker as a placement fee. We realized total proceeds of $401,823 net of offering costs.

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value.

At inception date of May 25, 2021, we determined the warrants fair value to be $485,052. For the nine months ending September 30, 2021, the warrant liability was valued at $543,185, resulting in a revaluation of warrant liability of $58,133 based on the following assumptions:

Fair value assumptions – warrant liability:	May 25, 2021	September 30, 2021
Risk free interest rate	0.30%	0.49%
Expected term (years)	3.0	2.7
Expected volatility	180%	190%
Expected dividends	0%	0%

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

The calculations resulted in the total fair value of the options issued to be $197,552. We expense share-based compensation, adjusted for estimated forfeitures, using the straight-line method over the vesting term of the award for our employees and directors and over the expected service term for our non-employee consultants. As such, a stock-based compensation charges totaling of $135,815 have been charged during the nine months ended September 30, 2021, and is included in administrative expenses on the accompanying consolidated statement of operations.

Also, on March 22, 2021 the Company agreed to issue a total of 300,000 restricted stock units at a price of $0.10 per share to the independent technical consultant helping design our 2021 exploration programs at Excelsior Springs. However, the shares shall not be issued until such time the individual either provides a written request or his termination date, whichever is sooner. The shares shall have no voting rights until issued. As such, we have recorded stock-based compensation in the amount of $30,000 which was charged to exploration costs on the accompanying consolidated statement of operations and recorded the full amount as additional paid in capital.

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the nine months ended September 30, 2021 and 2020, a total of $22,500 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. At September 30, 2021 and December 31, 2020, $0 and $96,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

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

Total related party interest was $0 and $83,848 for the nine months ended September 30, 2021 and 2020, respectively.

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

During the nine months ended September 30, 2021, Mr. Power made short-term advances to the Company totaling $12,012, and $33,910 was repaid during the period, leaving an unpaid balance of $0 representing advances payable – related party on the accompanying consolidated balance sheets.

During the three months ended September 30, 2021, there were no related party transactions..

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

Note 9 – Subsequent Events

The Company received approval for the listing of its common shares on the Canadian Securities Exchange and began trading its common shares on Monday, October 18, 2021 under the ticker symbol “ATHA”.

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

Results of Operations for the Three Months Ended September 30, 2021 and 2020

A summary of our results from operations is as follows:

	Three Months Ended
	9/30/21	9/30/20

Operating expenses
Exploration, evaluation and project expenses	$66,840	$52,154
General and administrative expenses	123,434	52,777
Total operating expenses	190,274	104,931

Net operating loss	(190,274)	(104,931)

Interest expense - related party	0	(28,292)
Interest expense	(1,096)	(6,991)
Revaluation of warrant liability	(120,226)	0
Net loss	$(311,596)	$(140,214)

During the three months ended September 30, 2021, our net loss was approximately $312,000 as compared to a net loss of approximately $140,000 during the same period in 2020. The 2021 operating loss of approximately $190,000 increased approximately $85,000 over the prior year period and was mainly attributable to legal and professional fees associated with the preparation to list on the Canadian Stock Exchange (“CSE”) and acquisition and maintenance of the Excelsior Springs project, as well as increased stock-based compensation resulting from the issuance of incentive stock options. The 2021 operating loss was increased by approximately $120,000 loss on the change in value of the warrant liability associated with a private placement on May 2021 in addition to interest expense of approximately $1,100.

Operating expenses:

Our total operating expenses increased approximately $85,000, from approximately $105,000 to approximately $190,000 for the three months ended September 30, 2020 and 2021, respectively.

During the three months ended September 30, 2021, we incurred approximately $67,000 of exploration costs, which include a approximately $25,000 payment to the Bureau of Land Management for annual land fees. We have also begun initial activities on our future exploration programs which has resulted in an additional approximately $42,000 of exploration costs. During the three months ended September 30, 2020, we incurred approximately $52,000 of exploration costs which include a approximately $25,000 payment to the Bureau of Land Management for annual land fees and an additional approximately $28,000 for exploration costs.

Our general and administrative expenses increased by approximately $70,000, from approximately $53,000 to approximately $123,000 for the three months ended September 30, 2020 and 2021, respectively.

Legal and professional fees and other expenses were approximately $93,000 and approximately $33,000 for three months ended September 30, 2021 and 2020, respectively, an increase of approximately $60,000. The majority of the legal and other professional fees associated with our planned listing on the CSE.

On March 22, 2021, the Company issued a total of 2,000,000 non-statutory stock options to four individuals, three of which are Directors of the Company, the other an independent technical consultant. Upon vesting, each option is exercisable to purchase one share of common stock at a price of $0.09 per share. The options vest 50% upon issuance, and 25% on each of the 1st and 2nd anniversaries of the grant date. During each vesting period or upon the vesting date a percentage of the total value of the options issued and outstanding is charged to stock-based compensation. As such, an administrative expense charge of approximately $19,000 was recorded for the three months ended September 30, 2021.

Other income and expense:

Our total other expense was approximately $121,000 during the three months ended September 30, 2021, as compared to total other expenses of approximately $35,000 during the three months ended September 30, 2020.

For the three months ended September 30, 2021, other expense included approximately $1,100 of interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel.

For the three months ended September 30, 2020, interest expense included approximately $28,000 in interest expense associated with our related party convertible credit facility, approximately $1,100 of interest expense associated with a convertible note payable originating in April 2015 from the conversion of certain amounts due our primary legal counsel, as well as approximately $5,500 resulting from the amortization of the discount on a convertible note payable.

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

At inception date of May 25, 2021, we determined the warrants fair value to be $485,052 with a revaluation on June 30, 2021 to $422,959. For the three months ending September 30, 2021, the warrant liability was valued at $543,185, resulting in a gain on revaluation of warrant liability of $120,226.

Results of Operations for the Nine Months Ended September 30, 2021 and 2020

A summary of our results from operations is as follows:

	Nine Months Ended
	9/30/21	9/30/20

Operating expenses
Exploration, evaluation and project expenses	$128,616	$52,154
General and administrative expenses	454,381	117,713
Total operating expenses	582,997	169,867

Net operating loss	(582,997)	(169,867)

Interest expense - related party	0	(83,848)
Interest expense	(11,203)	(13,372)
Revaluation of warrant liability	(58,133)	0
Net loss	$(652,333)	$(267,087)

During the nine months ended September 30, 2021, our net loss was approximately $652,000 as compared to a net loss of approximately $267,000 during the same period in 2020. The approximately $385,000 increase in our loss was mainly attributable to exploration costs associated with the Excelsior Springs project, stock-based compensation resulting from the issuance of incentive stock options and restricted stock units, as well as increased legal and professional fees associated with the sale of Athena Minerals, Inc. and the acquisition of the Excelsior Springs project. The 2021 operating loss was increased by an approximately $60,000 loss on the change in value of the warrant liability associated with a private placement on May 2021.

Operating expenses:

Our total operating expenses increased approximately $413,000, from approximately $170,000 to approximately $583,000 for the nine months ended September 30, 2020 and 2021, respectively.

During the nine months ended September 30, 2021, we incurred approximately $129,000 of exploration costs, which include a $25,000 payment to the Bureau of Land Management for annual land fees. In March 2021, we issued 300,000 restricted stock units at a price of $0.10 per share to the independent technical consultant. However, the shares shall not be issued until such time the individual either provides a written request or his termination date, whichever is sooner. As such, we have recorded stock-based compensation in the amount of $30,000 which was charged to exploration costs. In May 2021, we made the $15,000 annual lease payment for two patented claims within the Excelsior project. We have also begun preliminary work on our future exploration programs which has resulted in an additional approximately $59,000 of exploration costs. During the nine months ended September 30, 2020, we incurred approximately $52,000 of exploration costs which include approximately $25,000 payment to the Bureau of Land Management for annual land fees and an additional approximately $28,000 for exploration costs.

Our general and administrative expenses increased by approximately $336,000, from approximately $118,000 to approximately $454,000 for the nine months ended September 30, 2020 and 2021.

Legal and professional fees for the nine months ended September 30, 2021 and 2020 totaled approximately $261,000 and approximately $78,000, respectively, and are attributed to legal and other professional fees associated with the acquisition and maintenance of the Excelsior Springs project and our planned listing on the CSE as previously discussed.

On March 22, 2021, the Company issued a total of 2,000,000 non-statutory stock options to four individuals, three of which are Directors of the Company, the other an independent technical consultant. Upon vesting, each option is exercisable to purchase one share of common stock at a price of $0.09 per share. The options vest 50% upon issuance, and 25% on each of the 1st and 2nd anniversaries of the grant date. During each vesting period or upon the vesting date a percentage of the total value of the options issued and outstanding is charged to stock-based compensation. As such, an administrative expense charge of approximately $136,000 was recorded for the nine months ended September 30, 2021.

Other income and expense:

Total other expense was approximately $69,000 during the nine months ended September 30, 2021, as compared to total other expense of approximately $97,000 during the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, other expense included interest expense associated with a convertible note payable originating in April 2015, from the conversion of certain amounts due our primary legal counsel. Interest expense on the convertible note payable includes approximately $7,000 of interest expense resulting from the amortization of the note discount. As of September 30, 2021, all the discount associated with the note has been fully amortized. For the nine months ended September 30, 2020 interest expense totaled approximately $97,000 which included approximately $84,000 in interest expense associated with our related party convertible credit facility, approximately $3,000 of interest expense associated with a convertible note payable originating in April 2015 from the conversion of certain amounts due our primary legal counsel, approximately $9,000 resulting from the amortization of the discount on a convertible note payable, as well as other items of approximately $1,000.

On May 25, 2021, we completed a private placement in which we sold 6,250,000 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. The warrants expire three years from the date of issuance.

At inception date of May 25, 2021, we determined the warrants fair value to be $485,052. For the nine months ending September 30, 2021, the warrant liability was valued at $543,185, resulting in a gain on revaluation of warrant liability of $58,133.

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

At September 30, 2021, we had not yet achieved profitable operations and we have accumulated losses of approximately $10,600,000 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Liquidity

As of September 30, 2021, we had approximately $338,000 of cash and working capital of approximately $175,000. This compares to cash on hand of approximately $9,000 and negative working capital of approximately $236,000 at December 31, 2020.

During the nine months ended September 30, 2021, we have sold 14,358,700 shares of common stock in private placements realizing proceeds of $742,375. We anticipate that future funding will be in the form of additional equity financing from the sale of our common stock, or loans from officers, directors or significant shareholders.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended
	9/30/21	9/30/20
Net cash used in operating activities	$(391,197)	$(140,595)
Net cash provided by financing activities	720,477	146,061
Net increase in cash	329,280	5,466
Cash, beginning of period	8,986	117
Cash, end of period	$338,266	$5,583

Net cash used in operating activities:

Net cash used in operating activities was approximately $391,000 and approximately $141,000 during the nine months ended September 30, 2021 and 2020, respectively.

Cash used in operating activities during the nine months ended September 30, 2021 is primarily attributed to our approximately $652,000 net loss. Non-cash charges to operating activities included approximately $7,000 of amortization of the debt discount on our convertible note payable, total stock based compensation of approximately $166,000, and the revaluation of warrant liability of approximately $58,000. We also realized a change in operating liabilities of approximately $30,000.

Cash used in operating activities during the nine months ended September 30, 2020 is primarily attributed to our approximately $267,000 net loss. A non-cash charge of approximately $9,000 to operating activities represents amortization of the debt discount on our convertible note payable We also realized a change in operating liabilities of approximately $117,000.

Net cash provided by financing activities:

Cash provided by financing activities during the nine months ended September 30, 2021 was approximately $720,000 compared to cash provided by financing activities of approximately $146,000 during the same period in 2020.

During the nine months ended September 30, 2021 the Company’s President had advanced a total of approximately $12,000, and was repaid a total of approximately $34,000. At September 30, 2021 there were no unpaid advances.

On September 30, 2021 we completed a private placement in which we sold 3,108,700 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. The warrants expire May 31, 2024. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 91,000 Broker Warrants (“Broker Warrants”) were granted to a Canadian broker as a placement fee. We realized total proceeds of $190,552 net of offering costs.

On May 25, 2021 we completed a private placement in which we sold 6,250,000 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. The warrants expire May 31, 2024. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 173,810 warrants were granted to a Canadian broker as a placement fee. We realized total proceeds of $401,823 net of offering costs. Of the total units sold, 2,200,000 were sold to a significant shareholder related party, and an additional 300,000 were sold to the Company’s President and CEO.

During the nine months ended September 30, 2021, we also sold 5,000,000 shares of our common stock in private placements at a price of $0.03 per share, resulting in total proceeds of approximately $150,000. Of the total shares sold, 250,000 were sold to a significant shareholder related party.

For the nine months ended September 30, 2020 borrowings under our convertible credit facility were approximately $43,000. Also, during the period the Company’s President had advanced a total of approximately $78,000 and was repaid a total of approximately $23,000. In addition, the holder of the convertible credit facility advanced a total of approximately $49,000, none of which was repaid during the period. The advances are non-interest bearing. We also paid approximately $10,000 that was due on June 1 on our deed amendment liability.

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

If we establish proven and probable reserves for a mineral property and establish that the mineral property can be economically developed, mineral rights will be amortized over the estimated useful life of the property following the commencement of commercial production or expensed if it is determined that the mineral property has no future economic value or if the property is sold or abandoned. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Proven and probable reserves have not been established for any mineral rights as of September 30, 2021.

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

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many exploration stage companies. We may not be able to fully remediate the material weakness until we commence mining operations at which time, we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

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

ATHENA SILVER CORPORATION

Dated: November 1, 2021	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President,
Secretary & Director
(Principal Executive Officer)

ATHENA SILVER CORPORATION

Dated: November 1, 2021	By:	/s/ Tyler J. Minnick
Tyler J. Minnick
Chief Financial Officer
(Principal Accounting Officer)

