Form 10-K
period 2021-12-31
ATHENA GOLD CORP
filed 2022-03-31
CIK 1304409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,462,586 based upon the last sale price of $0.08 as reported on the OTC.QB effective June 30, 2021.

The number of shares outstanding of the registrant’s common stock, as of March 30, 2022  is 119,858,700.

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

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) which owned and operated our mining interests and properties in California. On December 31, 2020 we sold the subsidiary to John Gibbs and/or his affiliate, a related party, in a non-cash exchange to satisfy our more than $2.0 million debt to Mr. Gibbs which is discussed further below and in the Notes to the Consolidated Financial Statements included in this report.

Effective December 27, 2021 (“Effective Date”), the Company simultaneously executed and consummated a definitive Share Purchase Agreement (the “SPA”) with Nubian Resources, Ltd. (“Nubian”). The SPA was the result of a previously disclosed Option Agreement with Nubian dated as of December 11, 2020, as amended by First Amendment to Option Agreement dated November 10, 2021 (the “Option”). While the Option granted the Company the right to acquire up to a 100% interest in the mining claims comprising the Excelsior Springs Prospect (the “Property”) located in Esmerelda County, Nevada, the Company and Nubian agreed to restructure the transaction so that the Company purchased 100% of the issued and outstanding shares of common stock of Nubian Resources US, Ltd (“Nubian US”), a wholly-owned subsidiary of Nubian which held the Property. By purchasing 100% of Nubian US, the Company effectively acquired the remaining 90% interest in the Property, the Company having previously acquired a 10% interest in the Property in December 2020 under the terms of the Option.

The following is a summary of the terms of the SPA, which summary is qualified in its entirety by reference to the SPA:

•	The consideration paid to Nubian for 100% of the issued and outstanding shares of Nubian US consisted of:
	○	An aggregate of 50 million shares of Athena Gold Corp. common stock, which number includes the 5 million shares of common stock previously issued to Nubian under the Option; and
	○	A 1% Net Smelter Royalty on all production from the Excelsior Springs Property.

•	The 50 million shares issued to Nubian were issued as “restricted securities” under the Securities Act of 1933, as amended (“Securities Act”). However, the Company has agreed to file a registration statement on Form S-1 within 90 days of the Effective Date registering the distribution by Nubian of all 50 million shares to its shareholders, pro rata. Nubian has undertaken to complete the distribution of all the shares once the S-1 registration statement has been declared effective.
•	Pending completion of the S-1 and distribution of the 50 million shares issued to Nubian, for a period of 12 months following the Effective or until Nubian owns less than 4.9% of the Athena issued and outstanding shares, Nubian has agreed to exercise its voting rights with respect to such shares in a manner to support the recommendations of the Athena Board of Directors except for (i) voting on any proposed change in control transaction or (ii) voting on any proposed sale of all or substantially all of the Excelsior Property, including a property included known as Palmetto.
•	Nubian shall be entitled to nominate one representative to serve on the Athena Board of Directors.

Athena’s agreement with Nubian includes 100% of the 140 unpatented claims at Excelsior Springs with two additional patented claims held under a lease option that are subject to a 2% net smelter returns royalty on gold production.

Excelsior Springs is our flagship project and has recently completed a N.I. 43-101 Technical Report to support its listing on the Canadian Stock Exchange that details past work and drill programs and highlight future exploration plans to advance the Property.

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

EXCELSIOR SPRINGS PROJECT

Excelsior Springs is Athena Gold’s flagship property, which is located in the southern portion of the Walker Lane. The Excelsior Springs project has been explored by a number of companies over the past 30 years. The target is a large tonnage, moderate grade gold deposit amenable to open pit mining. The Company was recently granted a drilling and exploration permit (the “Drill Permit”) by the BLM for up to 6 drill pads and 11 reverse circulation (“RC”) drill holes at the Excelsior Springs project in Esmeralda County, Nevada (the “Excelsior Springs Project”). A contractor has been engaged and a 5,000+ foot Reverse Circulation (“RC”) drilling program is expected to be completed by the end of March or early April 2022. In addition, Athena is considering an additional 9 RC drill holes on the patented claims under lease and Athena has posted the required reclamation bond with the BLM to secure the Drill Permit. Several of the permitted and/or planned holes will be scheduled for a Phase 2 of drilling subject to access to capital.

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

Legal Ownership

Nubian leased the two patented claims described above comprising part of the Excelsior Springs Property until 2023 under the following terms: Nubian must make pre-production royalty payments to the owner of $15,000 per year during exploration and $20,000 per year once commercial production begins. All payments are credited against a 2% Net Smelter Return Royalty on production. After 2022, Nubian must purchase the two patented claims for $300,000 in June 2023 or renegotiate the terms of the lease option.

Nubian Resources Ltd will retain a 1% Net Smelter Returns Royalty (the "NSR Royalty") on the Property . One-half (0.5%) of the NSR Royalty may be purchased by Athena for CAD $500,000 payable to Nubian. An additional one-half (0.5%) of the NSR Royalty may be purchased by Athena at fair market value.

History:

The Buster Mine claim block was discovered in 1872 and has been through several periods of small-scale mining and exploration efforts. During the late 1800s and perhaps the early 1900s there was unconfirmed production from the Buster Mine of an estimated 18,000 tons at 1.2 oz Au/ton (37.3 g/T). Little else is known about work on the mine until Fernand Lemieux re-timbered the Buster shaft in 1964 at a reported cost of $50,000 (Grant, 1986). A visual inspection of the shaft indicated the ladders were still in good condition. Since 1964, the Property has been explored by a number of companies as described below:

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

Ch - Harkless Formation, (Cambrian) - Interbedded fine-grained sandstone, siliceous siltstone and thin limestone.

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

EXPLORATION PLANS

The Company was recently granted a drilling and exploration permit (the “Drill Permit”) by the BLM for up to 6 drill pads and 11 reverse circulation (“RC”) drill holes at the Excelsior Springs project in  Esmeralda County, Nevada. A contractor has been engaged and our Phase 1 drilling program of 5,000+ feet is expected to be completed by the end of March or early April 2022. In addition, Athena is considering an additional 9 RC drill holes on the patented claims under lease. Athena has posted the required reclamation bond with the BLM to secure the Drill Permit.

If Phase One is successful, future phases would be needed to precisely define depth, width, length, tonnage and value per ton of any deposit that has been identified and would involve:

•	drilling to develop the mining site;
•	conducting metallurgical testing; and
•	obtaining other pertinent technical information required to define an ore reserve and complete a feasibility study.

Depending upon the nature of the particular deposit, future exploration phases on the property could take one to five years or more and cost well in excess of $1 million.

PALMETTO PROJECT

Nubian Resources USA, Ltd. also holds several unpatented mining claims covering a prospect known as Palmetto located in the Railroad Springs Mining District in Esmeralda County, Nevada. The Company has no current plans to explore the prospect which for now will be held for investment.

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

We anticipate further updating our mining properties disclosure in accordance with the SEC’s Final Rule 13-10570, Modernization of Property Disclosures for Mining Registrants, which became effective March 30, 2019, and which rescinds SEC Industry Guide 7 following a two-year transition period, which means that we will be required to comply with the new rule no later than our fiscal year beginning January 1, 2021.

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
USGS 7.5 minute quadrangles:
Lida Wash SW, Lida Wash, Sylvania Mtns. & Magruder Mtn.
T4S R39E, Section 25
T5S R39E, Sections 21,25,26,27,28,29, 30,34,35,36
T5S R40E, Sections 30,31
N
0 250 500 1,000
Kilometers
Scale: 1:50,000

		Excelsior Springs Project – List of ES Claims

	Claim Name	NMC #	Claimant	Valid Until
1	ES 1	1045871	Nubian Resources USA Ltd.	9/1/2022
2	ES 3	1045873	Nubian Resources USA Ltd.	9/1/2022
3	ES 5	1045875	Nubian Resources USA Ltd.	9/1/2022
4	ES 7	1045877	Nubian Resources USA Ltd.	9/1/2022
5	ES 9	1045879	Nubian Resources USA Ltd.	9/1/2022
6	ES 11	1045881	Nubian Resources USA Ltd.	9/1/2022
7	ES 13	1045883	Nubian Resources USA Ltd.	9/1/2022
8	ES 15	1045885	Nubian Resources USA Ltd.	9/1/2022
9	ES 17	1045887	Nubian Resources USA Ltd.	9/1/2022
10	ES 19	1045889	Nubian Resources USA Ltd.	9/1/2022
11	ES 21	1045891	Nubian Resources USA Ltd.	9/1/2022
12	ES 23	1045893	Nubian Resources USA Ltd.	9/1/2022
13	ES 25	1045895	Nubian Resources USA Ltd.	9/1/2022
14	ES 27	1045897	Nubian Resources USA Ltd.	9/1/2022
15	ES 29	1045899	Nubian Resources USA Ltd.	9/1/2022
16	ES 31	1045901	Nubian Resources USA Ltd.	9/1/2022
17	ES 33	1045903	Nubian Resources USA Ltd.	9/1/2022
18	ES 35	1045905	Nubian Resources USA Ltd.	9/1/2022
19	ES 37	1045907	Nubian Resources USA Ltd.	9/1/2022
20	ES 39	1045909	Nubian Resources USA Ltd.	9/1/2022
21	ES 40	1045910	Nubian Resources USA Ltd.	9/1/2022
22	ES 41	1045911	Nubian Resources USA Ltd.	9/1/2022
23	ES 42	1045912	Nubian Resources USA Ltd.	9/1/2022
24	ES 43	1045913	Nubian Resources USA Ltd.	9/1/2022
25	ES 44	1045914	Nubian Resources USA Ltd.	9/1/2022
26	ES 45	1045915	Nubian Resources USA Ltd.	9/1/2022
27	ES 46	1045916	Nubian Resources USA Ltd.	9/1/2022
28	ES 47	1045917	Nubian Resources USA Ltd.	9/1/2022
29	ES 48	1045918	Nubian Resources USA Ltd.	9/1/2022
30	ES 49	1045919	Nubian Resources USA Ltd.	9/1/2022
31	ES 50	1045920	Nubian Resources USA Ltd.	9/1/2022
32	ES 51	1045921	Nubian Resources USA Ltd.	9/1/2022
33	ES 52	1045922	Nubian Resources USA Ltd.	9/1/2022
34	ES 53	1045923	Nubian Resources USA Ltd.	9/1/2022

35	ES 54	1045924	Nubian Resources USA Ltd.	9/1/2022
36	ES 55	1045925	Nubian Resources USA Ltd.	9/1/2022
37	ES 56	1045926	Nubian Resources USA Ltd.	9/1/2022
38	ES 57	1045927	Nubian Resources USA Ltd.	9/1/2022
39	ES 58	1045928	Nubian Resources USA Ltd.	9/1/2022
40	ES 59	1045929	Nubian Resources USA Ltd.	9/1/2022
41	ES 60	1045930	Nubian Resources USA Ltd.	9/1/2022
42	ES 61	1045931	Nubian Resources USA Ltd.	9/1/2022
43	ES 62	1045932	Nubian Resources USA Ltd.	9/1/2022
44	ES 63	1045933	Nubian Resources USA Ltd.	9/1/2022
45	ES 64	1045934	Nubian Resources USA Ltd.	9/1/2022
46	ES 65	1045935	Nubian Resources USA Ltd.	9/1/2022
47	ES 66	1045936	Nubian Resources USA Ltd.	9/1/2022
48	ES 67	1045937	Nubian Resources USA Ltd.	9/1/2022
49	ES 68	1045938	Nubian Resources USA Ltd.	9/1/2022
50	ES 69	1045939	Nubian Resources USA Ltd.	9/1/2022
51	ES 70	1045940	Nubian Resources USA Ltd.	9/1/2022
52	ES 71	1045941	Nubian Resources USA Ltd.	9/1/2022
53	ES 72	1045942	Nubian Resources USA Ltd.	9/1/2022
54	ES 73	1045943	Nubian Resources USA Ltd.	9/1/2022
55	ES 74	1045944	Nubian Resources USA Ltd.	9/1/2022
56	ES 75	1045945	Nubian Resources USA Ltd.	9/1/2022
57	ES 76	1045946	Nubian Resources USA Ltd.	9/1/2022
58	ES 77	1045947	Nubian Resources USA Ltd.	9/1/2022
59	ES 78	1045948	Nubian Resources USA Ltd.	9/1/2022
60	ES 79	1045949	Nubian Resources USA Ltd.	9/1/2022
61	ES 80	1045950	Nubian Resources USA Ltd.	9/1/2022
62	ES 81	1045951	Nubian Resources USA Ltd.	9/1/2022
63	ES 82	1045952	Nubian Resources USA Ltd.	9/1/2022
64	ES 83	1045953	Nubian Resources USA Ltd.	9/1/2022
65	ES 84	1045954	Nubian Resources USA Ltd.	9/1/2022
66	ES 85	1045955	Nubian Resources USA Ltd.	9/1/2022
67	ES 86	1045956	Nubian Resources USA Ltd.	9/1/2022
68	ES 87	1045957	Nubian Resources USA Ltd.	9/1/2022
69	ES 88	1045958	Nubian Resources USA Ltd.	9/1/2022
70	ES 89	1045959	Nubian Resources USA Ltd.	9/1/2022
71	ES 90	1045960	Nubian Resources USA Ltd.	9/1/2022

72	ES 91	1045961	Nubian Resources USA Ltd.	9/1/2022
73	ES 92	1045962	Nubian Resources USA Ltd.	9/1/2022
74	ES 93	1045963	Nubian Resources USA Ltd.	9/1/2022
75	ES 94	1045964	Nubian Resources USA Ltd.	9/1/2022
76	ES 95	1045965	Nubian Resources USA Ltd.	9/1/2022
77	ES 96	1045966	Nubian Resources USA Ltd.	9/1/2022
78	ES 97	1045967	Nubian Resources USA Ltd.	9/1/2022
79	ES 98	1045968	Nubian Resources USA Ltd.	9/1/2022
80	ES 99	1045969	Nubian Resources USA Ltd.	9/1/2022
81	ES 100	1045970	Nubian Resources USA Ltd.	9/1/2022
82	ES103	1057362	Nubian Resources USA Ltd.	9/1/2022
83	ES105	1057364	Nubian Resources USA Ltd.	9/1/2022
84	ES107	1057366	Nubian Resources USA Ltd.	9/1/2022
85	ES109	1057368	Nubian Resources USA Ltd.	9/1/2022
86	ES176	1057394	Nubian Resources USA Ltd.	9/1/2022
87	ES179	1057395	Nubian Resources USA Ltd.	9/1/2022
88	ES180	1057396	Nubian Resources USA Ltd.	9/1/2022
89	ES245	1057460	Nubian Resources USA Ltd.	9/1/2022
90	ES246	1057461	Nubian Resources USA Ltd.	9/1/2022
91	ES247	1057462	Nubian Resources USA Ltd.	9/1/2022
92	ES248	1057463	Nubian Resources USA Ltd.	9/1/2022
93	ES249	1057464	Nubian Resources USA Ltd.	9/1/2022
94	ES250	1057465	Nubian Resources USA Ltd.	9/1/2022
95	ES251	1057466	Nubian Resources USA Ltd.	9/1/2022
96	ES252	1057467	Nubian Resources USA Ltd.	9/1/2022
97	ES253	1057468	Nubian Resources USA Ltd.	9/1/2022
98	ES254	1057469	Nubian Resources USA Ltd.	9/1/2022

		Excelsior Springs Project – List of EX Claims

	Claim Name	NMC #	Claimant	Valid Until
1	EX 1	887756	Nubian Resources USA Ltd.	9/1/2022
2	EX 2	887757	Nubian Resources USA Ltd.	9/1/2022
3	EX 3	887758	Nubian Resources USA Ltd.	9/1/2022
4	EX 4	887759	Nubian Resources USA Ltd.	9/1/2022
5	EX 5	887760	Nubian Resources USA Ltd.	9/1/2022
6	EX 6	887761	Nubian Resources USA Ltd.	9/1/2022
7	EX 7	887762	Nubian Resources USA Ltd.	9/1/2022
8	EX 8	887763	Nubian Resources USA Ltd.	9/1/2022
9	EX 9	887764	Nubian Resources USA Ltd.	9/1/2022
10	EX 10	887765	Nubian Resources USA Ltd.	9/1/2022
11	EX 11	887766	Nubian Resources USA Ltd.	9/1/2022
12	EX 12	887767	Nubian Resources USA Ltd.	9/1/2022
13	EX 13	887768	Nubian Resources USA Ltd.	9/1/2022
14	EX 14	887769	Nubian Resources USA Ltd.	9/1/2022
15	EX 20	897986	Nubian Resources USA Ltd.	9/1/2022
16	EX 21	897987	Nubian Resources USA Ltd.	9/1/2022
17	EX 22	897988	Nubian Resources USA Ltd.	9/1/2022
18	EX 23	897989	Nubian Resources USA Ltd.	9/1/2022
19	EX 24	897990	Nubian Resources USA Ltd.	9/1/2022
20	EX 25	897991	Nubian Resources USA Ltd.	9/1/2022
21	EX 26	897992	Nubian Resources USA Ltd.	9/1/2022
22	EX 27	897993	Nubian Resources USA Ltd.	9/1/2022
23	EX 28	897994	Nubian Resources USA Ltd.	9/1/2022
24	EX 29	897995	Nubian Resources USA Ltd.	9/1/2022
25	EX 30	897996	Nubian Resources USA Ltd.	9/1/2022
26	EX 31	897997	Nubian Resources USA Ltd.	9/1/2022
27	EX 32	897998	Nubian Resources USA Ltd.	9/1/2022
28	EX 33	897999	Nubian Resources USA Ltd.	9/1/2022
29	EX 34	898000	Nubian Resources USA Ltd.	9/1/2022
30	EX 35	898001	Nubian Resources USA Ltd.	9/1/2022
31	EX 36	898002	Nubian Resources USA Ltd.	9/1/2022
32	EX 37	898003	Nubian Resources USA Ltd.	9/1/2022
33	EX 38	898004	Nubian Resources USA Ltd.	9/1/2022
34	EX 39	898005	Nubian Resources USA Ltd.	9/1/2022
35	EX 40	898006	Nubian Resources USA Ltd.	9/1/2022
36	EX 41	898007	Nubian Resources USA Ltd.	9/1/2022
37	EX 42	898008	Nubian Resources USA Ltd.	9/1/2022
38	EX 43	898009	Nubian Resources USA Ltd.	9/1/2022
39	EX 44	898010	Nubian Resources USA Ltd.	9/1/2022
40	EX 45	898011	Nubian Resources USA Ltd.	9/1/2022
41	EX 46	898012	Nubian Resources USA Ltd.	9/1/2022
42	EX 47	898013	Nubian Resources USA Ltd.	9/1/2022

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

GOLD PRICES

Our operating results are substantially dependent upon the world market prices of silver. We have no control over gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low London Fix prices of gold (as reported by www.kitco.com) per ounce during the periods indicated:

Year	High	Low
2017	$1,346	$1,151
2018	$1,355	$1,178
2019	$1,546	$1,270
2020	$2,067	$1,474
2021	$1,943	$1,684

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the report of our auditors issued in connection with our financial statements for the years ended December 31, 2021 and 2020 contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

Since our shares are not listed on a national stock exchange or quoted on the Nasdaq Capital Market within the United States, trading in our shares on the OTC market will be subject, to the extent the market price for our shares is less than $5.00 per share, to a number of regulations known as the "penny stock rules".  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the investor and receive the investor’s written agreement to the transaction.  To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for our shares and may severely and adversely affect the ability of broker-dealers to sell our shares.

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

None.

ITEM 4 – REMOVED AND RESERVED.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company’s common stock is quoted for trading on the OTCQB under the symbol “AHNR” and is traded on the Canadian Securities Exchange (or CSE) under the symbol “ATHA”. Over-the-counter market quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

On March 31, 2022, there were 119,858,700 Common Shares issued and outstanding, and the Company had approximately 60 shareholders of record . On March 30, 2022, the closing price of the shares of common stock as reported by the CSE was C$0.08 and on OTCQB was $0.08.

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

Results of Operations:

Results of Operations for the Years Ended December 31, 2021 and 2020

A summary of our results from operations is as follows:

	Twelve Months Ended
	12/31/21	12/31/20

Operating expenses
Exploration, evaluation and project expenses	$137,983	$89,550
General and administrative expenses	614,478	187,556
Total operating expenses	752,461	277,106

Net operating loss	(752,461)	(277,106)

Interest expense - related party	–	(112,140)
Interest expense	(12,192)	(20,822)
Gain on extinguishment of debt	3,880	–
Revaluation of warrant liability	(269,482)	–
Net loss	$(1,030,255)	$(410,068)

For the twelve months ending December 31, 2021, the Company increased general and administrative expenses by approximately $430,000. The increase was due to the following year over year variances:

Twelve months ending	12/31/2021	12/31/2020	Variance
Legal and other professional fees	$370,000	$141,000	$229,000
Share based compensation & RSU	158,000	–	158,000
Stock exchange fees	68,000	23,000	45,000
Other general expenses	18,000	24,000	(6,000)
Total	$614,000	$188,000	$426,000

•	The increase in legal and professional fees increase is associated with the acquisition and maintenance of the Excelsior Springs project and our listing on the Canadian Stock Exchange (“CSE”).

•	On March 22, 2021, the Company issued a total of 2,000,000 non-statutory stock options to four individuals, three of which are Directors of the Company, the other an independent technical consultant. Upon vesting, each option is exercisable to purchase one share of common stock at a price of $0.09 per share. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date. The Company recognized share-based compensation expense related to the stock options of $128,000 for 2021.

•	On March 22, 2021 the Company agreed to issue a total of 300,000 restricted stock units at a price of $0.10 per share to the independent technical consultant helping design our 2021 exploration programs at Excelsior Springs. As such, we have recorded stock-based compensation in the amount of $30,000.

•	The increase in stock exchange fees was a result of listing on the CSE and other compliance reporting.

For the year ended December 31, 2021 there was a variance $48,000 for the same period in 2020 in exploration and evaluation expenses. We have begun initial activities on our future exploration programs which has resulted in an additional exploration cost compared to 2020.

For the year ended December 31, 2020 interest expense includes $112,140 of related party interest associated with the convertible credit facility, and $20,822 of interest expense associated with the convertible note payable which includes $14,649 of interest expense resulting from the amortization of the note discount.

On May 25, 2021 we completed a private placement in which we sold 6,250,000 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. At inception date of May 25, 2021, we determined the warrants fair value to be $485,052. For the twelve months ending December 31, 2021, the warrant liability was valued at $683,063, resulting in a revaluation of warrant liability of $198,011.

On September 30, 2021 we completed a private placement in which we sold 3,108,700 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. At inception date of September 30, 2021, we determined the warrants fair value to be $269,674. For the twelve months ending December 31, 2021, the warrant liability was valued at $341,145, resulting in a revaluation of warrant liability of $71,471.

Liquidity and Capital Resources:

The Company has no revenue generating operations from which it can internally generate funds. To date, the Company’s ongoing operations have been financed by the sale of its equity securities by way of public offerings, private placements and the exercise of incentive stock options and share purchase warrants. The Company believes that it will be able to secure additional private placements and public financings in the future, although it cannot predict the size or pricing of any such financings. This situation is unlikely to change until such time as the Company can develop a bankable feasibility study on one of its projects.

On May 25, 2021 we completed a private placement in which we sold 6,250,000 units. We realized total proceeds of $401,823 net of offering costs. Additionally, on September 30, 2021 we completed a private placement in which we sold 3,108,700 units. We realized total proceeds of $190,552 net of offering costs.

Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern

Liquidity

As of December 31, 2021, we had approximately $73,000 of cash and working capital of approximately $74,000. This compares to cash on hand of approximately $9,000 and negative working capital of approximately $236,000 at December 31, 2020.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents and working capital will be sufficient for it to maintain its currently held properties, fund its planned exploration, and fund its currently anticipated general and administrative costs for at least the next 12 months from the date of this report. However, the Company does expect that it will be required to raise additional funds through public or private equity financings in the future in order to continue in business in the future past the immediate 12 month period. Should such financing not be available in that time-frame, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities on its currently anticipated scheduling.

Capital Management

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the development and exploration of its mineral properties and to maintain a flexible capital structure, which optimizes the costs of capital to an acceptable risk.

As of December 31, 2021, the capital structure of the Company consists of 119,858,700 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2021. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position

John C. Power(1)	59	CEO, President, Secretary and Director

Brian Power(1)	56	Director

John Hiner	74	Director

Markus Janser	54	Director

Tyler Minnick	52	CFO

__________

(1) John C. Power and Brian Power are brothers.

John C. Power has served as a director of Athena since its inception in December 2003 and has served as Athena’s President from December 2005 to December 2007 and from January 2009 to the present and has served as Athena’s Secretary since January 2007. He has also served as director of Magellan Gold Corporation since its formation in September 2010 until November 2020 and as an officer of Magellan from its formation until August 2017 and from January 2018 until November 2020.

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

John Hiner is a director of the Issuer and provides his services to the Issuer on a part-time basis. He has served as a director of the Issuer since March 22, 2021 and will devote approximately 10% of his time to the affairs of the Issuer. As a director, he is responsible for directing and overseeing management of the Issuer.

Mr. Hiner is a licensed geologist in the State of Washington (2002) and SME registered member (2012) and he has an exploration history of over 45 years with several major mining companies exploring for geothermal energy, precious metals and industrial minerals. He has served as a director and/or officer of mineral exploration and mining development companies, and works as an independent consulting geologist for mining companies. Previously, Mr. Hiner was an officer of Geocom Resources Inc. (from 2003 to 2013) and a director of Red Pine Petroleum Ltd. (from 2003 to 2013) and Straightup Resources Inc. (from 2017 to 2021). Mr. Hiner is currently a director of Gold Basin Resources Corporation (since 2017) and Golden Lake Exploration Inc. (since 2018).

Mr. Janser has been a director of the Issuer since March 22, 2021 and provides his services to the Issuer on a part-time basis. He will devote approximately 5% of his time to the affairs of the Issuer. As a director, he is responsible for directing and overseeing management of the Issuer.

Mr. Janser has 20 years of experience as a senior executive and business consultant in private and offshore banking, finance and investment, project management, junior mining and exploration and property development. He was also the founding partner of a retail textile company, a financial service group and a property development company. Mr. Janser holds a Master of Arts in Economics from the University of Fribourg, Switzerland (March 1994). Currently, Mr. Janser is also a director of Nubian Resources Ltd., a position he has held since December 2009.

Tyler Minnick has been the Chief Financial Officer of the Issuer since May 6, 2021 and provides his services to the Issuer on a part-time basis. He will devote approximately 10 hours per month of his time to the affairs of the Issuer.

Since December 2018, Mr. Minnick has acted as a Certified Public Accountant (1993) with Grand Mesa CPAs, LLC, and from 2011 to the present he has worked for Augusta Gold Corp. as a consultant, (formerly, Bullfrog Gold Corp.), and was its Chief Financial Officer until October 2020. From May 2018 to September 2018, he was a financial reporting manager with Bowie Resources, LLC. From September 2014 to May 2018 Mr. Minnick acted as the Director of Finance and Administration of the Grand Junction Regional Airport Authority. Mr. Minnick has 11 years of experience in the mining industry.

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

Director Independence

Our common stock is listed on the OTC Market Inc.’s OTCQB and OTC Pinks inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): None. John C. Power and Brian Power would not be considered “independent” under the NASDAQ rule due to the fact that John C. Power is an officer and Brian Power is John C. Power’s brother. John Hiner and Markus Janser are considered independent.

Board Meetings

During the year ended December 31, 2021 Our Board held no meetings but has taken numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2021, all of these filing requirements were satisfied by our officers, directors, and ten- percent holders except that John Power failed to file one report covering one transaction in a timely fashion and John Gibbs failed to file one report covering ten transactions in a timely fashion. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

ITEM 11 – EXECUTIVE COMPENSATION

Director Compensation

The following table shows compensation paid to our directors (excluding compensation included under our summary compensation table above) for service as directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)*	Option Awards ($)*	All Other Compensation ($)	Total ($)
John C. Power	--	--	--	–	--
Brian Power	--	--	$46,687	–	$46,687
John Hiner	--	--	$46,687	–	$46,687
Markus Janser	--	--	$46,687	–	$46,687

* Represents the aggregate grant date fair value computed in accordance with FASB 123.

Executive Compensation

The table below sets forth, for the last two fiscal years, the compensation earned by our named executive officers consisting of our chief executive officer and chief financial officer. No other executive officer had annual compensation in excess of $100,000 during the last two fiscal years.

Summary Compensation Table

							Nonqualified
Name and				Stock	Option	Non-Equity	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Incentive Plan	Compensation	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(1)	Compensation	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John C. Power,	2021	$30,000	–	–	–	–	–	–	–
Chief Executive Officer	2020	$30,000	–	–	–	–	–	–	$30,000

Tyler Minnick,	2021	–	–	–	–	–	–	$9,000	$9,000
Chief Financial Officer(2)	2020	–	–	–	–	–	–	–	–

(1) Represents the aggregate grant date fair value computed in accordance with FASB 123.

(2) Mr. Minnick’s Other Compensation were consulting fees paid for his services as Chief Financial Officer.

Employment Agreements

We do not have any written employment agreements other than the above-referenced consulting agreement with any of our executive officers; nor do we have or maintain key man life insurance on Mr. Power.

Outstanding Equity Awards at Fiscal Year-End

No stock options have been granted to our named executive officers.

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

The following table shows the number of shares owned as of February 8, 2022 and the percentage of outstanding common stock owned as of that date. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Ownership as a Percentage of Outstanding Common Shares(3)

John C. Power (4)	9,873,238	8.22%

Brian Power (5)	1,200,000	1.0%

John Hiner (5)	500,000	0.42%

Markus Janser (5)	500,000	0.42%

Tyler Minnick	250,000	0.21%

All officers and directors as a group (five persons)	12,323,238	10.28%

Nubian Resources 2526 Yale Court Abbostford, BC V2S 8G9	50,000,000	41.7%

John Gibbs (6) 807 Wood N Creek Ardmore, OK 73041	31,629,066	25.91%

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

(2)	Under SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this Annual Report. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 119,858,700 shares outstanding on February 8, 2022.

(4)	Includes 300,000 warrants

(5)	Includes 500,000 options

(6)	Includes 5,165,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder; includes 500,000 shares owned by Redwood Microcap Fund, of which Mr. Gibbs is a control person; includes 2,200,000 warrants.

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

The aggregate fees billed for the years ended December 31, 2021 and 2020 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2021	2020
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$33,500	$24,500

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	–	–

Tax fees - tax compliance, tax advice and tax planning	5,000	2,500

All other fees - services provided by our principal accountants other than those identified above	5,500	–

Total fees	$44,000	$27,000

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
(1)	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
(1)	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
(1)	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
(1)	3.2	By-Laws
(1)	4.1	2004 Equity Incentive Plan
(1)	4.2	Form of Subscription Agreement
(1)	4.3	Specimen common stock certificate
(1)	10.1	Lease Agreement
(1)	10.2	Form of Escrow Agreement
(1)	10.3	Amended Trademark Assignment
(1)	10.3.2	Initial Assignment of Trademark
(1)	10.4	Lock-up Letter for Brian Power
(1)	10.5	Lock-up Letter for John C. Power
(1)	10.6	Lock-up Letter for J. Andrew Moorer
(1)	10.7	Amended Fund Escrow Agreement
(1)	10.8	Lease Agreement with Golden West Brewing Company
(1)	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
(1)	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
(1)	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
(1)	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
(1)	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
(1)	10.14	Amended and Restated Assignment and Assumption
(1)	10.15	August 7, 1998 Distribution Agreement
(1)	10.16	Territorial Agreement
(1)	10.17	November 4, 2002 Distribution Agreement
(1)	10.18	June 1, 2001 Authorization
(1)	10.19	.July 22, 2004 Authorization
(1)	10.20	September 1, 2005 Authorization
(1)	10.22	Second Amended Fund Escrow Agreement
(1)	10.23	Contract with New Zealand Hops, Ltd., 2006
(1)	10.24	Contract with New Zealand Hops, Ltd., 2007
(1)	10.25	Second Amended and Restated Assignment and Assumption
(1)	10.26	Third Amended Fund Escrow Agreement
(1)	10.27	Secured Promissory Note with John C. Power
(1)	10.28	Secured Promissory Note with Power Curve, Inc.
(1)	10.29	General Security Agreement with John C. Power and Power Curve, Inc.

(51)	10.30	Production Agreement with Bison Brewing Co.
(51)	10.31	Employment Agreement with David Del Grande
(2)	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
(4)	10.33	Employment Agreement with Mark Simpson
(4)	10.34	Consultation Agreement with Artisan Food and Beverage Group
(5)	10.35	Credit Agreement dated December 11, 2007
(6)	10.36	Promissory Note dated March 12, 2008
(6)	10.37	Security Agreement dated March 12, 2008
(6)	10.38	Guaranty Agreement dated March 12, 2008
(7)	10.39	Convertible Debenture dated December 31, 2008
(7)	10.40	Security Agreement dated December 31, 2008
(7)	10.41	Hypothecation Agreement dated December 31, 2008
(8)	10.42	Mendocino Production Agreement
(9)	10.43	Exclusive Consignment Agency Agreement
(10)	10.44	Settlement Stipulation with BRK Holdings, LLC
(11)	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
(11)	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
(11)	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
(11)	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
(11)	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
(11)	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
(11)	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
(11)	10.52	Factoring Agreement dated April 28, 2009
(12)	10.53	Agreement to Convert Debt Clifford L. Neuman PC
(12)	10.54	Agreement to Convert Debt Clifford L. Neuman
(12)	10.55	Agreement to Convert Debt John Power
(12)	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
(12)	10.57	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.58	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
(12)	10.60	Agreement to Convert Debt Shana Capital, Ltd.
(13)	10.61	Asset Purchase Agreement dated May 7, 2009
(14)	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
(14)	10.63	Articles of Incorporation of Athena Minerals, Inc.
(15)	10.64	Sale and Purchase Agreement and Joint Escrow Instructions dated December 9, 2009
(15)	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions dated January 5, 2010
(15)	10.66	Promissory Note from Athena Minerals, Inc. to John Power dated January 5, 2010
(16)	10.67	Mining Lease and Option to Purchase dated March 11, 2010
(17)	10.68	Intellectual Property Assignment dated June 25, 2010
(18)	10.69	Promissory Notes John C. Power and John D. Gibbs dated June 30, 2010

(19)	10.70	Promissory Note John D. Gibbs dated August 3, 2010
(20)	10.71	Agreement to Convert Debt – Clifford L. Neuman
(21)	10.72	Agreements to Convert Debt – Donaldson and Kirby
(22)	10.73	Agreement to Convert Debt – Clifford L. Neuman
(23)	10.74	Agreement to Convert Debt – Huss and Strachan
(24)	10.75	Stock Purchase Agreement; Indemnity Agreement and Amendment No. 1 to Indemnity Agreement each dated December 31, 2010
(25)	10.76	Consent of Schumacher & Associates dated March 7, 2011
(26)	10.77	Marketing Agreement with Bill Fishkin dated April 1, 2011
(26)	10.78	Agreement to Convert Debt with Donaldson Consulting Services, Inc. dated May 31, 2011
(27)	10.79	Term Sheet with LeRoy Wilkes dated July 14, 2011
(28)	10.80	Accredited Members Agreement dated August 31, 2011
(29)	10.81	Promissory Note – John D. Gibbs dated October 26, 2011
(29)	10.82	Promissory Note – John D. Gibbs dated November 15, 2011
(30)	10.83	Marketing Agreement with Bill Fishkin dated December 1, 2011
(31)	10.84	Advisor Agreement with GVC Capital, LLC dated January 30, 2012
(32)	10.85	Promissory Note – John D. Gibbs dated March 18, 2012
(33)	10.86	Promissory Note – John D. Gibbs dated February 2, 2012
(34)	10.87	Promissory Note – John D. Gibbs dated April 27, 2012
(35)	10.88	Agreement to Convert Debt – John D. Gibbs
(36)	10.89	Promissory Note – John D. Gibbs dated May 22, 2012
(36)	10.90	Assignment of Right to Purchase Property
(37)	10.91	Agreement to Convert Debt – John Donaldson
(38)	10.92	Credit Agreement – John D. Gibbs
(38)	10.93	Form of Credit Note
(39)	10.94	Amendment No. 1 to Langtry Lease Agreement
(40)	10.95	Allonge and Modification Agreement with John D. Gibbs
(41)	10.96	Amendment No. 2 to Langtry Lease Agreement
(42)	10.97	Second Allonge and Modification Agreement with John D. Gibbs
(43)	10.98	Amendment No. 3 to Langtry Lease Agreement
(44)	10.99	Third Allonge and Modification Agreement with John D. Gibbs
(45)	10.100	Promissory Note – Clifford L. Neuman dated April 1, 2015
(46)	10.101	Lease/Purchase Option Agreement
(47)	10.102	Fifth Allonge and Modification Agreement with John D. Gibbs
(48)	10.103	Promissory Note – John Power dated September 12, 2016

(49)	10.104	Agreement to Convert Debt dated May 15, 2018
(50)	10.105	Eighth Allonge and Modification Agreement with John D. Gibbs
(52)	10.106	Tenth Allonge and Modification Agreement with John D. Gibbs
(53)	10.107	Eleventh Allonge and Modification Agreement with John D. Gibbs
(54)	10.108	Amendment No. 1 to Lease with an Option to Purchase dated March 10, 2016
(55)	10.109	NSR Agreement
(56)	10.110	Termination Agreement
(57)	10.111	Twelfth Allonge and Modification Agreement with John Gibbs
(58)	10.112	Letter of Intent dated August 21, 2020
(59)	10.113	Thirteenth Allonge and Modification Agreement with John Gibbs
(60)	10.114	Letter of Intent
(61)	10.115	Option Agreement
(62)	10.116	Option Agreement - Stronghold
(63)	10.117	Agreement to Convert Debt -Power
(64)	10.118	Agreement to Convert Debt -Gibbs
(65)	10.119	Agreement to Convert Debt - Power
(66)	10.120	Certificate of Amendment to Certificate of Amended and Restated Certificate of Incorporation
(67)	10.121	Consulting Agreement - Minnick
(68)	10.122	First Amendment to Option Agreement
(69)	10.123	Share Purchase Agreement dated December 27, 2021
(2)	14	Code of Ethics
(1)	21.0	List of Subsidiaries
#	31.1	Certification of the Chief Executive Officer required by Section 13a-14(a) of the Exchange Act.
#	31.2	Certification of the Chief Financial Officer required by Section 13a-14(a) of the Exchange Act.
#	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
#	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	Inline XBRL Instance Document##
	101.SCH	Inline XBRL Schema Document##
	101.CAL	Inline XBRL Calculation Linkbase Document##
	101.LAB	Inline XBRL Label Linkbase Document##
	101.PRE	Inline XBRL Presentation Linkbase Document##
	101.DEF	Inline XBRL Definition Linkbase Document##
	104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

__________________

(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and filed with the Commission on April 24, 2007.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.

(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March 14, 2008.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2010 and filed with the Commission on June 25, 2010.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 30, 2010 and filed with the Commission on July 28, 2010.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2010 and filed with the Commission on August 4, 2010.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 23, 2010.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 30, 2010.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated August 20, 2010 and filed with the Commission on November 1, 2010.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 15, 2010 and filed with the Commission on November 17, 2010.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2010 and filed with the Commission on January 6, 2011
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2011 and filed with the Commission on March 7, 2011.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 1, 2011 and filed with the Commission on June 2, 2011.
(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 1, 2011 and filed with the Commission on August 3, 2011.
(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 22, 2011 and filed with the Commission on September 9, 2011.
(29)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 26, 2011 and filed with the Commission on January 4, 2012.
(30)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2011 and filed with the Commission on January 5, 2012.
(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on February 9, 2012.
(32)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 18, 2012 and filed with the Commission on March 23, 2012.
(33)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated February 2, 2012 and filed with the Commission on March 26, 2012.
(34)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.
(35)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.
(36)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 22, 2012 and filed with the Commission on May 25, 2012
(37)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 16, 2012 and filed with the Commission on June 19, 2012.

(38)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2012 and filed with the Commission on July 19, 2012.
(39)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 28, 2012 and filed with the Commission on November 29, 2012.
(40)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 5, 2013 and filed with the Commission on June 6, 2013.
(41)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 19, 2013 and filed with the Commission on December 23, 2013.
(42)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2013 and filed with the Commission on January 2, 2014.
(43)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2015 and filed with the Commission on January 21, 2015.
(44)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2014 and filed with the Commission on March 31, 2015.
(45)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2015 and filed with the Commission on May 6, 2015.
(46)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 10, 2016 and filed with the Commission on March 15, 2016.
(47), (48)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2016 and filed with the Commission on October 14, 2016.
(49)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 27, 2018 and filed with the Commission on June 28, 2018.
(50)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2018 and filed with the Commission on August 6, 2018.
(51)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 1, 2007 and filed with the Commission on March 8, 2007
(52)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2019 and filed with the Commission on November 6, 2019.
(53), (54)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 21, 2020 and filed with the Commission on February 24, 2020.
(55), (56)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2020 and filed with the Commission on April 29, 2020.
(57), (58)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2020 and filed with the Commission on August 31, 2020.
(59)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 19, 2020 and filed with the Commission on October 19, 2020.
(60)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 22, 2020 and filed with the Commission on October 28, 2020.
(61)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2020 and filed with the Commission on December 21, 2020.
(62), (63), (64), (65)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 21, 2020 and filed with the Commission on January 5, 2021.
(66)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2021 and filed with the Commission on January 27, 2021.
(67)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 6, 2021 and filed with the Commission on May 12, 2021.
(68)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 10, 2021 and filed with the Commission on November 15, 2021.
(69)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 27, 2021 and filed with the Commission on January 6, 2022.
#	Filed herewith
##	Furnished, not filed.

ATHENA GOLD CORPORATION

(Formerly Athena Silver Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Athena Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athena Gold Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 31, 2022

ATHENA GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

Assets	12/31/21	12/31/20

Current assets
Cash	$72,822	$8,986
Prepaid expenses	51,166	–
Total current assets	123,988	8,986

Other assets
Mineral Rights - Excelsior Springs	6,000,000	150,000
Total other assets	6,000,000	150,000

Total assets	$6,123,988	$158,986

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$50,373	$61,149
Accrued liabilities - related party	–	96,500
Accrued interest	–	21,189
Advances payable - related party	–	21,898
Convertible note payable, net of discount of $0 and $7,324	–	43,946
Total current liabilities	50,373	244,682

Long term liabilities
Warrant liability	1,024,208	–
Total long term liabilities	1,024,208	–

Total liabilities	1,074,581	244,682

Stockholders' equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 250,000,000 shares authorized, 119,858,700 and 54,887,876 issued and outstanding	11,986	5,489
Additional paid in capital	16,056,561	9,897,700
Accumulated deficit	(11,019,140)	(9,988,885)

Total stockholders' deficit	5,049,407	(85,696)

Total liabilities and stockholders' deficit	$6,123,988	$158,986

See accompanying notes to the financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	12/31/21	12/31/20

Operating expenses
Exploration, evaluation and project expenses	$137,983	$89,550
General and administrative expenses	614,478	187,556
Total operating expenses	752,461	277,106

Net operating loss	(752,461)	(277,106)

Interest expense - related party	–	(112,140)
Interest expense	(12,192)	(20,822)
Gain on extinguishment of debt	3,880	–
Revaluation of warrant liability	(269,482)	–
Net loss	$(1,030,255)	$(410,068)

Weighted average common shares outstanding – basic and diluted	65,902,198	37,127,948

Loss per common share – basic and diluted	$(0.02)	$(0.01)

See accompanying notes to the financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2019	36,532,320	$3,653	$6,618,495	$(9,506,948)	$(2,884,800)
Convertible note beneficial conversion feature	–	–	21,973	–	21,973
Sale of common stock	5,500,000	550	158,136	–	158,686
Common stock issued for director fees	300,000	30	13,470	–	13,500
Conversion of cash advances to common stock	555,556	56	24,944	–	25,000
Principal reduction of convertible credit facility	7,000,000	700	314,300	–	315,000
Common stock issued for mineral property	5,000,000	500	149,500	–	150,000
Sale of Athena Minerals subsidiary	–	–	2,596,882	(71,869)	2,525,013
Net loss	–	–	–	(410,068)	(410,068)
December 31, 2020	54,887,876	$5,489	$9,897,700	$(9,988,885)	$(85,696)

Conversion of management fees	2,144,444	214	96,286	–	96,500
Stock based compensation	–	–	158,389	–	158,389
Private placement	14,358,700	1,436	740,939	–	742,375
Warrant liability	–	–	(754,726)	–	(754,726)
Common stock issued for mineral property	45,000,000	4,500	5,845,500	–	5,850,000
Common stock issued for debt and accrued interest	3,467,680	347	72,473	–	72,820
Net loss	–	–	–	(1,030,255)	(1,030,255)
December 31, 2021	119,858,700	$11,986	$16,056,561	$(11,019,140)	$5,049,407

See accompanying notes to the financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	12/31/21	12/31/20

Cash flows from operating activities
Net loss	$(1,030,255)	$(410,068)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	7,324	14,649
Director fees paid with common stock	–	13,500
Revaluation of warrant liability	269,482	–
Share based compensation	158,389	–
Gain on forgiveness of debt	(3,880)	–
Change in operating assets and liabilities:
Prepaid expense	(51,166)	–
Accounts payable	(10,776)	33,051
Accrued interest - related party	–	112,140
Other liabilities	4,241	14,292
Deferred option revenue	–	25,000

Net cash used in operating activities	(656,641)	(197,436)

Cash flows from financing activities
Proceeds from private placement of stock	742,375	26,686
Proceeds from advances from related parties	12,012	59,226
Payments on advances from related parties	(33,910)	(41,778)
Proceeds from sales of common stock to related parties	–	132,000
Payment on deed amendment liability	–	(10,000)
Borrowings from credit facility and notes payable - related parties	–	42,750

Net cash provided by financing activities	720,477	208,884

Net increase (decrease) in cash	63,836	11,448
Less cash appropriated by Athena Minerals, Inc.	–	(2,579)
Cash, beginning of period	8,986	117

Cash, end of period	$72,822	$8,986

Supplemental disclosure of cash flow information
Cash paid for interest	$627	$1,881
Cash paid for income taxes	$–	$–

Noncash investing and financing activities
Stock issued for accrued interest	$21,550	$–
Stock issued to payoff note payable	$51,270	$–
Common stock issued for mineral properties	$5,850,000	$150,000
Conversion of management fee payable	$96,500	$–
Warrant liability	$754,726	$–
Discount on note payable - Beneficial conversion feature	$–	$21,973
Common stock issued for principal reduction of Convertible credit facility	$–	$315,000
Conversions of Advances payable - related parties	$–	$25,000
Addition to capital upon sale of Athena Minerals, Inc.	$–	$2,596,882

See accompanying notes to the financial statements.

ATHENA GOLD CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business and Summary of Significant Accounting Policies

Nature of Operations

Athena Gold Corporation (“we,” “our,” “us,” or “Athena”) is engaged in the acquisition and exploration of mineral resources. We were incorporated in Delaware on December 23, 2003 and began our mining operations in 2010.

In December 2009, we formed and organized a wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) which owns and operates mining interests and property in California. On December 31, 2020 we sold the subsidiary to Mr. John Gibbs, a related party, in a non-cash exchange.

The Company’s properties do not have any reserves. The Company plans to conduct exploration programs on these properties with the objective of ascertaining whether any of its properties contain economic concentrations of precious and base metals that are prospective for mining.

Basis of Presentation

On December 31, 2020 we sold our wholly-owned subsidiary, Athena Minerals Inc. to a related party shareholder in a non-cash exchange. As such, operating results for all reporting periods prior to January 1, 2021 include the operations of Athena Minerals, Inc., while all reporting periods subsequent to December 31, 2020 do not include the operations of Athena Minerals, Inc. We prepared these financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

Liquidity and Going Concern

Our financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next fiscal year. Asset realization values may be significantly different from carrying values as shown in our consolidated financial statements and do not give effect to adjustments that would be necessary to the carrying values of assets and liabilities should we be unable to continue as a going concern.

At December 31, 2021, we had not yet achieved profitable operations and we have accumulated losses of approximately $11,000,000 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2021.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

Level 1 - Valuation based on quoted market prices in active markets for identical assets and liabilities.

Level 2 - Valuation based on quoted market prices for similar assets and liabilities in active markets.

Level 3 - Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

The fair value of cash, receivables and accounts payable approximates their carrying values due to their short term to maturity. The warrant liabilities are measured using level 3 inputs (Note 4).

Income Taxes

Income taxes are accounted for under the asset and liability method in accordance with ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases as well as operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is unlikely to be recognized.

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2021 and December 31, 2020.

Net Loss per Common Share

The Company incurred net losses during the twelve months ended December 31, 2021 and 2020. At December 31, 2021 and 2020, potentially dilutive shares of common stock representing shares issuable on conversions of debt, options and warrants totaling 11,623,510 and 3,450,499, respectively, have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

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

Note 2 – Mineral Rights - Excelsior Springs

Effective December 27, 2021 (“Effective Date”), the Company simultaneously executed and consummated a definitive Share Purchase Agreement (the “SPA”) with Nubian Resources, Ltd. (“Nubian”). The SPA was the result of a previously disclosed Option Agreement with Nubian dated as of December 11, 2020, as amended by First Amendment to Option Agreement dated November 10, 2021 (the “Option”). While the Option granted the Company the right to acquire up to a 100% interest in the mining claims comprising the Excelsior Springs Prospect (the “Property”) located in Esmerelda County, Nevada, the Company and Nubian agreed to restructure the transaction so that the Company purchased 100% of the issued and outstanding shares of common stock of Nubian Resources US, Ltd (“Nubian US”), a wholly-owned subsidiary of Nubian which held the Property. By purchasing 100% of Nubian US, the Company effectively acquired the remaining 90% interest in the Property, the Company having previously acquired a 10% interest in the Property in December 2020 under the terms of the Option.

The following is a summary of the terms of the SPA, which summary is qualified in its entirety by reference to the SPA:

•	The consideration paid to Nubian for 100% of the issued and outstanding shares of Nubian US consisted of:
○	An aggregate of 50 million shares of Athena Gold Corp. common stock, which number includes the 5 million shares of common stock previously issued to Nubian under the Option; and
○	A 1% Net Smelter Royalty on all production from the Excelsior Springs Property.
•	The 50 million shares issued to Nubian were issued as “restricted securities” under the Securities Act of 1933, as amended (“Securities Act”). However, the Company has agreed to file a registration statement on Form S-1 within 90 days of the Effective Date registering the distribution by Nubian of all 50 million shares to its shareholders, pro rata. Nubian has undertaken to complete the distribution of all the shares once the S-1 registration statement has been declared effective.
•	Pending completion of the S-1 and distribution of the 50 million shares issued to Nubian, for a period of 12 months following the Effective or until Nubian owns less than 4.9% of the Athena issued and outstanding shares, Nubian has agreed to exercise its voting rights with respect to such shares in a manner to support the recommendations of the Athena Board of Directors except for (i) voting on any proposed change in control transaction or (ii) voting on any proposed sale of all or substantially all of the Excelsior Property, including a property included known as Palmetto.
•	Nubian shall be entitled to nominate one representative to serve on the Athena Board of Directors.

The mineral property was valued at the December 31, 2021, the closing date for the SPA with a stock price of $0.13, resulting in a fair value consideration of $5,850,000 for the 45,000,000 shares issued. The transaction does not constitute a business combination in accordance with ASC 805, which defines a business as an integrated set of activities and assets capable of being conducted and managed for the purposes of providing a return to investors or other participants and that a business consists of inputs and processes applied to those inputs that have the ability to contribute to the creation of outputs. Management has determined that the acquired assets do not contain processes sufficient to constitute a business in accordance with ASC 805. The transaction represents the acquisition of assets in exchange for the assumption of liabilities and the issuance of share-based payments.

Note 3 – Convertible Note Payable

Effective April 1, 2015, the Company executed a convertible promissory note (the “Note”) in the principal amount of $51,270 in favor of Clifford Neuman, the Company’s legal counsel, representing accrued and unpaid fees for past legal services. The Note was unsecured and accrues interest at the rate of 6% per annum, compounded quarterly, and is due on demand. The principal and accrued interest due under the Note may be converted, at the option of the holder, into shares of the Company’s common stock.

On April 24, 2020, the Company agreed to reduce the conversion price from $0.0735 per share to $0.0210 per share. All other terms of the Note remain unchanged, and therefore did not change the cash flows of the Note. The Company determined the transaction was considered an extinguishment because of the change in conversion price in which no gain or loss was recorded according to ASC 470-50. However, because the conversion price was reduced below the $0.03 market value on the date of the change, a beneficial conversion feature resulted from the price reduction in the amount of $21,973, which was accounted for as a discount to the debt and a corresponding increase in additional paid in capital. The debt discount is being amortized on a straight-line basis over one year to interest expense. A total of $7,324 was amortized to interest expense during the twelve months ended December 31, 2021. At December 31, 2020 and December 31, 2021, a total of $7,324 and $0, respectively, of unamortized discounts remained and are presented as a reduction of the Note principle on the accompanying consolidated balance sheets.

On November 30, 2021, the Company received a notice of conversion of the Note with a principal balance of $51,270 and a conversion price of $0.021. On December 3, 2021, a total of 2,441,476 were issued. An additional 1,026,204 shares were issued for $21,550 of accrued interest on the same Note.

Note 4 – Common Stock and Warrants

During the twelve months ended December 31, 2021 we sold 14,358,700 shares of common stock in private placements realizing proceeds of $742,375.

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

At inception date of September 30, 2021, we determined the warrants fair value to be $269,674. As of December 31, 2021, the warrant liability was valued at $341,145, resulting in a revaluation of warrant liability of $71,471 based on the following assumptions:

Fair value assumptions – warrant liability:	September 30, 2021	December 31, 2021
Risk free interest rate	0.53%	0.97%
Expected term (years)	2.7	2.4
Expected volatility	189%	191%
Expected dividends	0%	0%

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

At inception date of May 25, 2021, we determined the warrants fair value to be $485,052. As of December 31, 2021, the warrant liability was valued at $683,063, resulting in a revaluation of warrant liability of $198,011 based on the following assumptions:

Fair value assumptions – warrant liability:	May 25, 2021	December 31, 2021
Risk free interest rate	0.30%	0.97%
Expected term (years)	3.0	2.4
Expected volatility	180%	189%
Expected dividends	0%	0%

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

Note 5 – Share Based Compensation

On March 22, 2021 the Company issued a total of 2,000,000 non-statutory stock options to four individuals, three of whom are Directors of the Company, the other an independent technical consultant that is helping design our 2021 exploration programs at Excelsior Spring. Upon vesting, each option is exercisable to purchase one share of common stock at a price of $0.09 per share. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date.

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

Expected volatility	211%
Expected life	3.4 years
Risk free interest rate	0.31%
Expected dividend rate	0%

The calculations resulted in the total fair value of the options issued to be $190,202. We expense share-based compensation using the straight-line method over the vesting term of the award for our employees and directors and over the expected service term for our non-employee consultants. As such, a stock-based compensation charges totaling of $128,389 have been charged during the twelve months ended December 31, 2021. A summary of the stock options as of December 31, 2021 and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	–	$–	–	$–
Balance at December 31, 2020	–	–	–	–
Exercised	–	–	–	–
Granted	2,000,000	0.09	4.2	–
Canceled	–	–	–	–
Balance at December 31, 2021	2,000,000	0.09	4.2	80,000
Options exercisable at December 31, 2021	1,000,000	0.09	4.2	40,000

Also, on March 22, 2021 the Company agreed to issue a total of 300,000 restricted stock units at a price of $0.10 per share to the independent technical consultant helping design our 2021 exploration programs at Excelsior Springs. However, the shares shall not be issued until such time the individual either provides a written request or his termination date, whichever is sooner. The shares shall have no voting rights until issued. As such, we have recorded stock-based compensation in the amount of $30,000.

Note 6 – Commitments and Contingencies

We are subject to various commitments and contingencies.

Note 7 – Related Party Transactions

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

Management Fees – Related Parties

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena. For each of the twelve months ended December 31, 2021 and 2020, a total of $30,000 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. At December 31, 2021 and 2020, $0 and $96,500, respectively, of management fees due to Mr. Power had not been paid and are included in accrued liabilities – related parties on the accompanying consolidated balance sheets.

On January 1, 2021, the Company agreed to convert the $96,500 balance of management fees due Mr. Power into 2,144,444 shares of common stock at a price of $0.045 per share.

Accrued Interest and Interest Expense – Related Parties

Related party interest primarily represented interest on the convertible credit facility which was settled as part of the sale of Athena Minerals, Inc. on December 31, 2020. Therefore, on December 31, 2020 all accrued and unpaid interest due Mr. Gibbs totaling $668,012 on the convertible credit facility was also waived as part of the sale of Athena Minerals transaction discussed in Note 1 – basis of presentation. There was no accrued interest on December 31, 2021.

Total related party interest was $0 and $112,140 for the twelve months ended December 31, 2021 and 2020, respectively.

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

Note 8 – Income Taxes

The Company is current on all its corporate tax filings. Tax year 2021 will be extended if not filed by its due date. Tax returns filed for the years 2018 thru 2020 are open for examination from taxing authorities.

Due to the enactment of the Tax Reform Act of 2018, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Our estimated net operating loss carry forward as of December 31, 2021 is $5,686,574, which may be used to offset future income taxes. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2021 and 2020 is as follows:

	Years Ended December 31,
	2021	2020
Expected federal income tax benefit at statutory rate	$216,354	$86,114
State taxes	91,075	36,250
Change in valuation allowance	(307,429)	(122,364)
Income tax benefit	$–	$–

Our deferred tax assets as of December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
	2021	2020
Net operating loss	$1,696,874	$2,317,218
Valuation allowance	(1,696,874)	(2,317,218)
Deferred tax assets, net of valuation allowance	$–	$–

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

Note 9 – Subsequent Events

On March 2, 2022, the Company executed a promissory note with John Gibbs for $50,000 at 6% that is payable on demand.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA GOLD CORPORATION

Date: March 31, 2022	By: /s/ John C. Power John C. Power Chief Executive Officer, President, Secretary & Director (Principal Executive Officer)

Date: March 31, 2022	By: /s/ Tyler Minnick Tyler Minnick Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power John C. Power	Chief Executive Officer, President, Secretary & Director (Principal Executive Officer)	March 31, 2022
March 31, 2022
/s/ Brian Power Brian Power	Director

/s/ John Hiner John Hiner	Director	March 31, 2022

/s/ Markus Janser Markus Janser	Director	March 31, 2022

/s/ Tyler Minnick Tyler Minnick	Chief Financial Officer (Principal Accounting Officer)	March 31, 2022

