Form 10-Q
period 2022-03-31
ATHENA GOLD CORP
filed 2022-05-09
CIK 1304409

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On May 4, 2022, there were 126,108,700 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATHENA GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

Assets	3/31/22	12/31/21

Current assets
Cash	$40,147	$72,822
Prepaid expenses	40,341	51,166
Total current assets	80,488	123,988

Other assets
Mineral Rights - Excelsior Springs	6,000,000	6,000,000
Total other assets	6,000,000	6,000,000

Total assets	$6,080,488	$6,123,988

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$250,139	$50,373
Notes payable – related party	75,000	–
Total current liabilities	325,139	50,373

Long term liabilities
Warrant liability	432,110	1,024,208
Total long term liabilities	432,110	1,024,208

Total liabilities	757,249	1,074,581

Stockholders' equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 250,000,000 shares authorized, 119,858,700 and 119,858,700 issued and outstanding	11,986	11,986
Additional paid in capital	16,068,449	16,056,561
Accumulated deficit	(10,757,196)	(11,019,140)

Total stockholders' equity	5,323,239	5,049,407

Total liabilities and stockholders' equity	$6,080,488	$6,123,988

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	3/31/22	3/31/21

Operating expenses
Exploration, evaluation and project expenses	$192,566	$35,677
General and administrative expenses	137,588	214,103
Total operating expenses	330,154	249,780

Net operating loss	(330,154)	(249,780)

Interest expense	–	(7,192)
Revaluation of warrant liability	592,098	–
Net income (loss)	$261,944	$(256,972)

Weighted average common shares outstanding – basic and diluted	119,858,700	59,455,715

Loss per common share – basic and diluted	$0.00	$(0.00)

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2020	54,887,876	$5,489	$9,897,700	$(9,988,885)	$(85,696)
Conversion of management fees	2,144,444	214	96,286	–	96,500
Stock based compensation	–	–	128,775	–	128,775
Private placement	3,250,000	325	149,675	–	150,000
Net loss	–	–	–	(256,972)	(256,972)
March 31, 2021	60,282,320	$6,028	$10,272,436	$(10,245,857)	$32,607

December 31, 2021	119,858,700	11,986	16,056,561	(11,019,140)	5,049,407
Stock based compensation	–	–	11,888	–	11,888
Net income	–	–	–	261,944	261,944
March 31, 2022	119,858,700	$11,986	$16,068,449	$(10,757,196)	$5,323,239

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	3/31/22	3/31/21

Cash flows from operating activities
Net income (loss)	$261,944	$(256,972)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Amortization of debt discount	–	5,493
Revaluation of warrant liability	(592,098)	–
Share based compensation	11,888	128,775
Change in operating assets and liabilities:
Prepaid expense	10,825	–
Accounts payable	199,766	3,323
Other liabilities	–	1,072

Net cash used in operating activities	(107,675)	(118,309)

Cash flows from financing activities
Proceeds from private placement of stock	–	150,000
Proceeds from notes payable - related parties	75,000	9,245
Payments to related parties	–	(17,845)

Net cash provided by financing activities	75,000	141,400

Net increase (decrease) in cash	(32,675)	23,091

Cash, beginning of period	72,822	8,986

Cash, end of period	$40,147	$32,077

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$627
Cash paid for income taxes	$–	$–

Noncash investing and financing activities
Conversion of management fee payable	$–	$96,500

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

Basis of Presentation

We prepared these interim financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2022 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

At March 31, 2022, we had not yet achieved profitable operations and we have accumulated losses of approximately $11,000,000 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Notes Payable - Related Party

Related party payables are classified as current liabilities as the note holders are control persons and have the ability to control the repayment dates of the notes.

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

Earnings (Loss) per Common Share

The Company incurred a net income and net loss for the three months ended March 31, 2022 and 2021, respectively. In periods where the Company has a net income certain options and warrants are included in the computation of diluted shares outstanding, however, the options and warrants were not included in the calculation because they were “out-of-the money”. In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive.

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

Note 2 – Mineral Rights - Excelsior Springs

Effective December 27, 2021 (“Effective Date”), the Company simultaneously executed and consummated a definitive Share Purchase Agreement (the “SPA”) with Nubian Resources, Ltd. (“Nubian”). The SPA was the result of a previously disclosed Option Agreement with Nubian dated as of December 11, 2020, as amended by First Amendment to Option Agreement dated November 10, 2021 (the “Option”). While the Option granted the Company the right to acquire up to a 100% interest in the mining claims comprising the Excelsior Springs Prospect (the “Property”) located in Esmerelda County, Nevada, the Company and Nubian agreed to restructure the transaction so that the Company purchased 100% of the issued and outstanding shares of common stock of Nubian Resources USA, Ltd (“Nubian USA”), a wholly-owned subsidiary of Nubian which held the Property. By purchasing 100% of Nubian USA, the Company effectively acquired the remaining 90% interest in the Property, the Company having previously acquired a 10% interest in the Property in December 2020 under the terms of the Option.

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

Note 3 – Convertible Note Payable

Effective April 1, 2015, the Company executed a convertible promissory note (the “Note”) in the principal amount of $51,270 in favor of Clifford Neuman, the Company’s legal counsel, representing accrued and unpaid fees for past legal services. The Note was unsecured and accrued interest at the rate of 6% per annum, compounded quarterly, and was due on demand. The principal and accrued interest due under the Note was convertible, at the option of the holder, into shares of the Company’s common stock.

On April 24, 2020, the Company agreed to reduce the conversion price from $0.0735 per share to $0.021 per share. All other terms of the convertible note remain unchanged, and therefore did not change the cash flows of the note. The Company determined the transaction was considered an extinguishment because of the change in conversion price in which no gain or loss was recorded according to ASC 470-50. However, because the conversion price was reduced below the $0.03 market value on the date of the change, a beneficial conversion feature resulted from the price reduction in the amount of $21,973, which was accounted for as a discount to the debt and a corresponding increase in additional paid in capital. The debt discount is being amortized on a straight-line basis over one year to interest expense. A total of $5,493 was amortized to interest expense during the three months ended March 31, 2021, no interest in 2022.

On November 30, 2021, the Company received a notice of conversion of the Note with a principal balance of $51,270 and a conversion price of $0.021. On December 3, 2021, a total of 2,441,476 shares of Common Stock were issued. An additional 1,026,204 shares were issued for $21,550 of accrued interest on the same Note.

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

At December 31, 2021, the warrant liability was valued at $341,145. As of March 31, 2022, the warrant liability was valued at $151,001, resulting in a gain on revaluation of warrant liability of $190,144 based on the following assumptions:

Fair value assumptions – warrant liability:	9/30/21	12/31/21	3/31/22
Risk free interest rate	0.53%	0.97%	2.28%
Expected term (years)	2.7	2.4	2.2
Expected volatility	189%	191%	181%

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

At December 31, 2021, the warrant liability was valued at $683,063. As of March 31, 2022, the warrant liability was valued at $281,109, resulting in a gain on revaluation of warrant liability of $401,954 based on the following assumptions:

Fair value assumptions – warrant liability:	5/25/21	12/31/21	3/31/22
Risk free interest rate	0.30%	0.97%	2.28%
Expected term (years)	3.0	2.4	2.2
Expected volatility	180%	189%	181%

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

The calculations resulted in the total fair value of the options issued to be $190,202. We expense share-based compensation using the straight-line method over the vesting term of the award for our employees and directors and over the expected service term for our non-employee consultants. As such, a stock-based compensation charges totaling of $11,888 have been charged during the three months ended March 31, 2022. A summary of the stock options as of March 31, 2022 and changes during the periods are presented below:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2020	–	$–	–	$–
Exercised	–	–	–	–
Issued	2,000,000	0.09	4.2	–
Canceled	–	–	–	–
Balance at December 31, 2021	2,000,000	0.09	4.2	80,000
Exercised	–	–	–	–
Issued	–	–	–	–
Canceled	–	–	–	–
Balance at March 31, 2022	2,000,000	0.09	4.0	–
Options exercisable at March 31, 2022	1,500,000	0.09	4.0	–

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

Management Fees

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena, $7,500 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations.

On January 1, 2021, the Company agreed to convert the $96,500 balance of management fees due Mr. Power into 2,144,444 shares of common stock at a price of $0.045 per share.

Note Payable

During March 2022, the Company executed two promissory notes with John Gibbs for $50,000 and $25,000 at 6% that is payable on demand.

Note 8 – Subsequent Events

In April 2022, the Company completed the sale of an aggregate of C$500,000 of its Units at a purchase price of C$.08 per Unit for a total of 6,250,000 Units. Each Unit consisted of one share of Common Stock and one common stock purchase warrant exercisable for three years to purchase one additional share of Common Stock at a price of C$0.15 per share. The transaction was part of the Company’s unregistered private offering of up to C$500,000 in Units at a price of $0.08 per Unit. The Company issued 1,181,250 shares out of 3,375,000 shares of common stock in April 2022 at C$.08 per share as a part of the private placement offering to settle $75,000 of notes payable to Mr. Gibbs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Gold Corporation.

The following discussion and analysis provide information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and our interim unaudited consolidated financial statements and notes thereto included with this report in Part I. Item 1.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

	Three Months Ended
	3/31/22	3/31/21

Operating expenses
Exploration, evaluation and project expenses	$192,566	$35,677
General and administrative expenses	137,588	214,103
Total operating expenses	330,154	249,780

Net operating loss	(330,154)	(249,780)

Interest expense	–	(7,192)
Revaluation of warrant liability	592,098	–
Net income (loss)	$261,944	($256,972)

During the three months ended March 31, 2022, our net income was approximately $262,000 as compared to a net loss of approximately $257,000 during the same period in 2021. The 2022 operating loss of approximately $330,000 increased approximately $80,000 over the prior year period and was mainly attributable to the exploration and evaluation of the Excelsior Springs project. The 2022 net income was increased by approximately $593,000 gain on the change in value of the warrant liability associated with a private placement in May and September 2021.

Operating expenses:

Our total operating expenses increased approximately $80,000, from approximately $250,000 to approximately $330,000 for the three months ended March 31, 2022, and 2021, respectively.

During the three months ended March 31, 2022, we incurred approximately $193,000 of exploration costs, which were costs associated with our RC drill program on our flagship Excelsior Springs project. Our general and administrative expenses decreased by approximately $76,000, to approximately $138,000 from approximately $214,000 for the three months ended March 31, 2022, and 2021, respectively.

On March 22, 2021, the Company issued a total of 2,000,000 non-statutory stock options to four individuals, three of which are Directors of the Company, the other an independent technical consultant. Upon vesting, each option is exercisable to purchase one share of common stock at a price of $0.09 per share. The options vest 50% upon issuance, and 25% on each of the 1st and 2nd anniversaries of the grant date. During each vesting period or upon the vesting date a percentage of the total value of the options issued and outstanding is charged to stock-based compensation. Stock based compensation expense decreased $117,000 year over year with an offsetting increase in professional fees.

Other income and expense:

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

At December 31, 2021, the warrant liability was valued at $683,063. As of March 31, 2022, the warrant liability was valued at $281,109, resulting in a gain on revaluation of warrant liability of $401,954.

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

At December 31, 2021, the warrant liability was valued at $341,145. As of March 31, 2022, the warrant liability was valued at $151,001, resulting in a gain on revaluation of warrant liability of $190,144

Liquidity and Capital Resources

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

At March 31, 2022, we had not yet achieved profitable operations and we have accumulated losses of approximately $11,000,000 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Liquidity

As of March 31, 2022, we had approximately $40,000 of cash and a negative working capital of approximately $245,000. This compares to cash on hand of approximately $32,000 and negative working capital of approximately $117,000 on March 31, 2021.

During the twelve months ended December 31, 2021, we have sold 14,358,700 shares of common stock in private placements realizing proceeds of $742,375. We anticipate that future funding will be in the form of additional equity financing from the sale of our common stock, or loans from officers, directors or significant shareholders.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended
	3/31/22	3/31/21
Net cash used in operating activities	($107,675)	($118,309)
Net cash provided by financing activities	75,000	141,400
Net increase in cash	(32,675)	23,091
Cash, beginning of period	72,822	8,986
Cash, end of period	$40,147	$32,077

Net cash used in operating activities:

Net cash used in operating activities was approximately $108,000 and approximately $118,000 during the three months ended March 31, 2022 and 2021, respectively.

Cash used in operating activities during the three months ended March 31, 2022, is primarily attributed to the increase in accounts payable of $195,000

Net cash provided by financing activities:

Cash provided by financing activities during the three months ended March 31, 2022, was approximately $75,000. During March 2022, the Company executed two promissory notes with John Gibbs for $50,000 and $25,000 at 6% that is payable on demand. Both notes were converted into shares as part of the private placement on April 13, 2022.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure and insufficient formal management review processes over certain financial and accounting reports as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2021.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I. Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ATHENA SILVER CORPORATION

Dated: May 9, 2022	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President,
Secretary & Director
(Principal Executive Officer)

ATHENA SILVER CORPORATION

Dated: May 9, 2022	By:	/s/ Tyler J. Minnick
Tyler J. Minnick
Chief Financial Officer
(Principal Accounting Officer)

