Form 10-Q
period 2022-06-30
ATHENA GOLD CORP
filed 2022-08-15
CIK 1304409

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

On August 11, 2022, there were 126,608,700 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATHENA GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

Assets	6/30/22	12/31/21

Current assets
Cash	$31,464	$72,822
Prepaid expenses and other current assets	70,067	51,166
Total current assets	101,531	123,988

Other assets
Mineral Rights	6,003,114	6,000,000
Total other assets	6,003,114	6,000,000

Total assets	$6,104,645	$6,123,988

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$91,585	$50,373
Note payable - related party	26,100	0
Total current liabilities	117,685	50,373

Long term liabilities
Warrant liability	1,259,724	1,024,208
Total long term liabilities	1,259,724	1,024,208

Total liabilities	1,377,409	1,074,581

Stockholders' equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	0	0
Common stock - $0.0001 par value; 250,000,000 shares authorized, 126,608,700 and 119,858,700 issued and outstanding	12,661	11,986
Additional paid in capital	16,304,906	16,056,561
Accumulated deficit	(11,590,331)	(11,019,140)

Total stockholders' equity	4,727,236	5,049,407

Total liabilities and stockholders' equity	$6,104,645	$6,123,988

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	6/30/22	6/30/21	6/30/22	6/30/21

Operating expenses
Exploration, evaluation and project expenses	$113,497	$26,099	$306,063	$61,776
General and administrative expenses	95,862	116,844	233,450	330,947
Total operating expenses	209,359	142,943	539,513	392,723

Net operating loss	(209,359)	(142,943)	(539,513)	(392,723)

Interest expense	0	(2,915)	0	(10,107)
Revaluation of warrant liability	(623,776)	62,093	(31,678)	62,093
Net loss	$(833,135)	$(83,765)	$(571,191)	$(340,737)

Weighted average common shares outstanding – basic and diluted	124,798,260	63,447,155	122,342,125	61,462,461

Loss per common share – basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2020	54,887,876	$5,489	$9,897,700	$(9,988,885)	$(85,696)
Conversion of management fees	2,144,444	214	96,286	0	96,500
Stock based compensation	0	0	128,775	0	128,775
Private placement	3,250,000	325	149,675	0	150,000
Net loss	0	0	0	(256,972)	(256,972)
March 31, 2021	60,282,320	$6,028	$10,272,436	$(10,245,857)	$32,607

Private placement	8,000,000	800	401,023	0	401,823
Warrant liability	0	0	(485,052)	0	(485,052)
Stock based compensation	0	0	18,520	0	18,520
Net loss	0	0	0	(83,765)	(83,765)
June 30, 2021	68,282,320	$6,828	$10,206,927	$(10,329,622)	$(115,867)

December 31, 2021	119,858,700	11,986	16,056,561	(11,019,140)	5,049,407
Stock based compensation	0	0	11,888	0	11,888
Net loss	0	0	0	261,944	261,944
March 31, 2022	119,858,700	$11,986	$16,068,449	$(10,757,196)	$5,323,239

Private placement	6,250,000	625	393,457	0	394,082
Warrant liability	0	0	(203,838)	0	(203,838)
Common stock issued for mineral property	500,000	50	34,950	0	35,000
Stock based compensation	0	0	11,888	0	11,888
Net loss	0	0	0	(833,135)	(833,135)
June 30, 2022	126,608,700	$12,661	$16,304,906	$(11,590,331)	$4,727,236

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	6/30/22	6/30/21

Cash flows from operating activities
Net loss	$(571,191)	$(340,737)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	0	7,324
Revaluation of warrant liability	31,678	(62,093)
Share based compensation	23,776	147,295
Change in operating assets and liabilities:
Prepaid expense and other current assets	42,199	0
Accounts payable	41,212	(21,545)
Accrued liabilities and other liabilities	0	2,156

Net cash used in operating activities	(432,326)	(267,600)

Cash flows from investing activities
Purchase of mineral properties	(3,114)	0

Net cash provided (used) by investing activities	(3,114)	0

Cash flows from financing activities
Proceeds from private placement of stock	319,082	551,823
Proceeds from related parties	75,000	12,012
Payments to related parties	0	(33,910)

Net cash provided by financing activities	394,082	529,925

Net increase (decrease) in cash	(41,358)	262,325

Cash, beginning of period	72,822	8,986

Cash, end of period	$31,464	$271,311

Supplemental disclosure of cash flow information
Cash paid for interest	$0	$627
Cash paid for income taxes	$0	$0

Noncash investing and financing activities
Stock issued to payoff related party note payable	$75,000	$0
Common stock issued for mineral properties	$35,000	$0
Related party note payable for mineral property	$26,100	$0
Conversion of management fee payable	$0	$96,500
Warrant liability	$203,838	$485,052

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

Recent Accounting Pronouncements

The Company is not aware of any recent accounting pronouncements expected to have a material impact on the consolidated financial statements.

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

At June 30, 2022, we had not yet achieved profitable operations and we have accumulated losses of approximately $11,600,000 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Loss per Common Share

The Company incurred a net loss for the three and six months ended June 30, 2022 and 2021, respectively. In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive . As of June 30, 2022 there were 2,000,000 options and 15,608,700 warrants. As of June 30, 2021 there were 2,000,000 options and 6,250,000 warrants.

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

Note 4 – Common Stock and Warrants

On June 9, 2022 the Company entered into an acquisition agreement to purchase an undivided 100% interest in the Fortunatus and Prout patented lode mining claims in Esmeralda County, Nevada $185,000.

The Claims are currently held by the Company under a lease option agreement that expires in June 2023 and are an integral part of the Company’s flagship Excelsior Springs project including the high-grade gold historic Buster Mine.

The commercial terms of the transaction are:

•	$25,000 will be settled in cash paid by the Company to the Vendor at Closing which was in escrow as of June 30, 2022

•	$35,000 of the purchase price will be settled by the issuance and delivery to the Vendor at Closing of 500,000 shares of the Company’s common stock (the “Consideration Shares”), each issued at a price of $0.07 per Consideration Share (being the 20 day volume weighted average price on the over the counter market, calculated as of the day the Acquisition Agreement was fully executed). The Consideration Shares are to be deposited into escrow for delivery to the Vendor upon the recording of the deed of transfer for the Claims. The shares have been issued and in escrow as of June 30, 2022. The Consideration Shares will be subject to applicable United States resale restrictions; and

•	$125,000 will be settled by a loan to the Company by the Vendor (the “Loan”) at Closing, repayable by the Company in quarterly installments of USD $25,000, beginning 120 days after Closing, and continuing on the same day of each and every consecutive calendar quarter thereafter until 15 months after the Closing, at which time the entire remaining unpaid principal balance will be payable. The Loan will be evidenced by way of a secured first purchase money note issued by the Company to the Vendor

In April 2022 the Company completed a private placement in which we sold 6,250,000 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. The warrants expire April 13, 2025. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 70,000 broker warrants were granted to a Canadian broker as a placement fee. We realized total proceeds of $394,082 net of offering costs. During March 2022, the Company executed two promissory notes with John Gibbs for $50,000 and $25,000 at 6% that is payable on demand. In April 2022, the Company issued 1,181,250 shares out of 3,375,000 shares of common stock in April 2022 at C$.08 per share as a part of the private placement offering to settle $75,000 of notes payable to Mr. Gibbs.

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value.

In April 2022, the warrant liability had an initial value of $203,838. As of June 30, 2022, the warrant liability was valued at $602,523, resulting in a loss on revaluation of warrant liability of $398,685 based on the following assumptions:

Fair value assumptions – warrant liability:	4/13/22	6/30/22
Risk free interest rate	2.57%	2.99%
Expected term (years)	3.0	2.8
Expected volatility	184%	180%

The broker warrants were evaluated for purposes of classification between liability and equity. The broker warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was calculated in US dollars to estimate the fair value of $1,344 with the following inputs:

Fair value assumptions – broker warrants:	April 13, 2022
Risk free interest rate	2.37%
Expected term (years)	2.30
Expected volatility	138%

During the twelve months ended December 31, 2021 we sold 14,358,700 shares of common stock in private placements realizing proceeds of $742,375.

On September 30, 2021 the Company completed a private placement in which we sold 3,108,700 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. The warrants expire May 31, 2024. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 91,000 broker warrants were granted to a Canadian broker as a placement fee. We realized total proceeds of $190,552 net of offering costs.

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value.

At December 31, 2021, the warrant liability was valued at $341,145. As of June 30, 2022, the warrant liability was valued at $218,793, resulting in a gain on revaluation of warrant liability of $122,352 based on the following assumptions:

Fair value assumptions – warrant liability:	9/30/21	12/31/21	6/30/22
Risk free interest rate	0.53%	0.97%	2.92%
Expected term (years)	2.7	2.4	1.9
Expected volatility	189%	191%	135%

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

On May 25, 2021 the Company completed a private placement in which we sold 6,250,000 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. The warrants expire May 31, 2024. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 173,810 broker warrants were granted to a Canadian broker as a placement fee. We realized total proceeds of $401,823 net of offering costs.

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value.

At December 31, 2021, the warrant liability was valued at $683,063. As of June 30, 2022, the warrant liability was valued at $438,408, resulting in a gain on revaluation of warrant liability of $244,655 based on the following assumptions:

Fair value assumptions – warrant liability:	5/25/21	12/31/21	6/30/22
Risk free interest rate	0.30%	0.97%	2.92%
Expected term (years)	3.0	2.4	1.9
Expected volatility	180%	189%	135%

The Broker Warrants were evaluated for purposes of classification between liability and equity. The Broker Warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was calculated in US dollars to estimate the fair value of $12,943 with the following inputs:

Fair value assumptions – broker warrants:	May 25, 2021
Risk free interest rate	0.14%
Expected term (years)	2.0
Expected volatility	205%

Total outstanding warrants of 15,943,510 as of June 30, 2022 were as follows:

	Warrants Issued			Total
Warrants issued	6,250,000	3,108,700	6,250,000	15,608,700
Broker warrants issued (1)	173,810	91,000	70,000	334,810
Issued date	5/25/2021	9/30/2021	4/13/2022
Expiration date	5/31/2024	5/31/2024	4/13/2025
Exercise price (Canadian $)	$0.15	$0.15	$0.15

Balance at December 31, 2020	0	0	0	0
Exercised	0	0	0	0
Issued	6,423,810	3,199,700	0	9,623,510
Expired	0	0	0	0
Balance at December 31, 2021	6,423,810	3,199,700	0	9,623,510
Exercised	0	0	0	0
Issued	0	0	6,320,000	6,320,000
Expired	0	0	0	0
Balance at June 30, 2022	6,423,810	3,199,700	6,320,000	15,943,510

(1)	Broker warrants: issued 5/25/21 expire 5/31/23; issued 9/30/21 expire 9/30/23; issued 4/13/22 expire 4/13/24

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

The calculations resulted in the total fair value of the options issued to be $190,202. We expense share-based compensation using the straight-line method over the vesting term of the award for our employees and directors and over the expected service term for our non-employee consultants. As such, a stock-based compensation charges totaling of $23,776 and $117,295 have been charged during the six months ended June 30, 2022 and June 30, 2021, respectively. A summary of the stock options as of June 30, 2022 and changes during the periods are presented below:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2020	–	$–	–	$–
Exercised	–	–	–	–
Issued	2,000,000	0.09	4.2	–
Canceled	–	–	–	–
Balance at December 31, 2021	2,000,000	0.09	4.2	80,000
Exercised	–	–	–	–
Issued	–	–	–	–
Canceled	–	–	–	–
Balance at June 30, 2022	2,000,000	0.09	3.7	–
Options exercisable at June 30, 2022	1,500,000	0.09	3.7	–

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

Management Fees

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena, $15,000   was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations.

On January 1, 2021, the Company agreed to convert the $96,500 balance of management fees due Mr. Power into 2,144,444 shares of common stock at a price of $0.045 per share.

Note Payable

During March 2022, the Company executed two promissory notes with John Gibbs for $50,000 and $25,000 at 6% that is payable on demand. In April 2022, the Company issued 1,181,250 shares out of 3,375,000 shares of common stock in April 2022 at C$.08 per share as a part of the private placement offering to settle $75,000 of notes payable to Mr. Gibbs.

In June 2022, the Company executed a promissory note with John Gibbs for $26,100 at 6% that is payable on demand as part payment for mineral property in escrow.

Note 8 – Subsequent Events

On July 13, 2022, The Company completed its acquisition of an undivided 100% interest in the Fortunatus and Prout patented lode mining claims in Esmeralda County, Nevada $185,000. See Note 4.

On August 12, 2022, The Company closed the 1st tranche of a private placement and received gross proceeds of CAD $304,800 and will be issuing a total of 3,810,000 units at CAD $0.08 consisting of one share and one warrant exercisable at CAD $0.12 for two years.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

	Three Months Ended
	6/30/22	6/30/21

Operating expenses
Exploration, evaluation and project expenses	$113,497	$26,099
General and administrative expenses	95,862	116,844
Total operating expenses	209,359	142,943

Net operating loss	(209,359)	(142,943)

Interest expense	0	(2,915)
Revaluation of warrant liability	(623,776)	62,093
Net loss	$(833,135)	$(83,765)

Results of Operations for the Six Months Ended June 30, 2022 and 2021

	Six Months Ended
	6/30/22	6/30/21

Operating expenses
Exploration, evaluation and project expenses	$306,063	$61,776
General and administrative expenses	233,450	330,947
Total operating expenses	539,513	392,723

Net operating loss	(539,513)	(392,723)

Interest expense	0	(10,107)
Revaluation of warrant liability	(31,678)	62,093
Net loss	$(571,191)	$(340,737)

Operating expenses:

For the three months ending June 30, 2022, the Company decreased general and administrative expenses by approximately $21,000. The increase was due to the following approximate year over year variances:

Three months ending	6/30/2022	6/30/2021	Variance
Legal and other professional fees	$69,000	$89,000	($20,000)
Share based compensation	12,000	19,000	(7,000)
Stock exchange fees and related expenses	7,000	6,000	1,000
Other general expenses	8,000	3,000	5,000
Total	$96,000	$117,000	($21,000)

For the six months ending June 30, 2022, the Company decreased general and administrative expenses by approximately $98,000. The increase was due to the following approximate year over year variances:

Six months ending	6/30/2022	6/30/2021	Variance
Legal and other professional fees	$166,000	$168,000	($2,000)
Share based compensation	$24,000	117,000	(93,000)
Stock exchange fees and related expenses	$33,000	41,000	(8,000)
Other general expenses	10,000	5,000	5,000
Total	$233,000	$331,000	($98,000)

•	Legal and other professional fees remained largely unchanged for the six months ending June 30 compared to prior year. Legal fees were higher for the three months ending June 30, 2021, resulting from the listing on the Canadian Securities Exchange.
•	Share based compensation was higher in 2021 with the issuance of options in March that were 50% vested on grant date with the remaining share based compensation recognized on a straight line basis for the remaining two years until the options are fully vested.
•	Stock exchange fees and related expenses decreased in 2022 with the reduction of consulting fees for fund raising.
•	Other general expenses is higher in 2022 with increases in travel and office expenses.

During the three and six months ended June 30, 2022, we incurred approximately $113,000 and $306,000, respectively of exploration costs, which were costs associated with our RC drill program on our flagship Excelsior Springs project. This is an increase from the three and six months ended June 30, 2021 of approximately $26,000 and $62,000, respectively.

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

At December 31, 2021, the warrant liability was valued at $683,063. As of June 30, 2022, the warrant liability was valued at $438,408, resulting in a gain on revaluation of warrant liability of $244,655.

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

At December 31, 2021, the warrant liability was valued at $341,145. As of June 30, 2022, the warrant liability was valued at $218,793, resulting in a gain on revaluation of warrant liability of $122,352.

In April 2022 the Company completed a private placement in which we sold 6,250,000 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.15. The warrants expire April 13, 2025. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 70,000 broker warrants were granted to a Canadian broker as a placement fee. We realized total proceeds of $394,082 net of offering costs.

In April 2022, the warrant liability had an initial value of $203,838. As of June 30, 2022, the warrant liability was valued at $602,523, resulting in a loss on revaluation of warrant liability of $398,685

Liquidity and Capital Resources

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

At June 30, 2022, we had not yet achieved profitable operations and we have accumulated losses of approximately $11,600,000 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Liquidity

As of June 30, 2022, we had approximately $31,000 of cash and a negative working capital of approximately $16,000. This compares to cash on hand of approximately $73,000 and negative working capital of approximately $74,000 on December 31, 2021.

During the twelve months ended December 31, 2021, we have sold 14,358,700 shares of common stock in private placements realizing proceeds of $742,375. In April 2022 the Company completed a private placement in which we sold 6,250,000 units. We realized total proceeds of $394,082 net of offering costs. We anticipate that future funding will be in the form of additional equity financing from the sale of our common stock, or loans from officers, directors or significant shareholders.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended
	6/30/22	6/30/21
Net cash used in operating activities	$(432,326)	$(267,600)
Net cash used in investing activities	(3,114)	0
Net cash provided by financing activities	394,082	529,925
Net increase in cash	(41,358)	262,325
Cash, beginning of period	72,822	8,986
Cash, end of period	$31,464	$271,311

Net cash used in operating activities:

Net cash used in operating activities was approximately $432,000 and approximately $268,000 during the six months ended June 30, 2022 and 2021, respectively.

Cash used in operating activities during the six months ended June 30, 2022, is primarily attributed to the change in prepaid expenses and accounts payable of $83,000.

Net cash provided by financing activities:

Cash provided by financing activities during the six months ended June 30, 2022, was approximately $394,000. The Company received net proceeds of $394,082 from a private placement on April 13, 2022.

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

ATHENA SILVER CORPORATION

Dated: August 15, 2022	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President,
Secretary & Director
(Principal Executive Officer)

ATHENA SILVER CORPORATION

Dated: August 15, 2022	By:	/s/ Tyler J. Minnick
Tyler J. Minnick
Chief Financial Officer
(Principal Accounting Officer)

