Form 10-Q
period 2022-09-30
ATHENA GOLD CORP
filed 2022-11-14
CIK 1304409

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

On November 14, 2022, there were 136,091,400 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATHENA GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	9/30/22	12/31/21
Assets

Current assets
Cash	$256,275	$72,822
Prepaid expenses	13,967	51,166
Total current assets	270,242	123,988

Other assets
Mineral Rights	6,189,214	6,000,000
Total other assets	6,189,214	6,000,000

Total assets	$6,459,456	$6,123,988

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$121,652	$50,373
Note payable	125,000	0
Total current liabilities	246,652	50,373

Long term liabilities
Warrant liability	775,166	1,024,208
Total long term liabilities	775,166	1,024,208

Total liabilities	1,021,818	1,074,581

Stockholders' equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	0	0
Common stock - $0.0001 par value; 250,000,000 shares authorized, 134,916,400 and 119,858,700 issued and outstanding	13,492	11,986
Additional paid in capital	16,490,452	16,056,561
Accumulated deficit	(11,066,306)	(11,019,140)

Total stockholders' equity	5,437,638	5,049,407

Total liabilities and stockholders' equity	$6,459,456	$6,123,988

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	9/30/22	9/30/21	9/30/22	9/30/21

Operating expenses
Exploration, evaluation and project expenses	$143,287	$66,840	$449,350	$128,616
General and administrative expenses	186,506	123,434	419,956	454,381
Total operating expenses	329,793	190,274	869,306	582,997

Net operating loss	(329,793)	(190,274)	(869,306)	(582,997)

Interest expense	(463)	(1,096)	(463)	(11,203)
Revaluation of warrant liability	854,281	(120,226)	822,603	(58,133)
Net income (loss)	$524,025	$(311,596)	$(47,166)	$(652,333)

Weighted average common shares outstanding – basic and diluted	129,727,349	68,282,320	124,830,919	63,760,729

Earnings (loss) per common share – basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2020	54,887,876	$5,489	$9,897,700	$(9,988,885)	$(85,696)
Conversion of management fees	2,144,444	214	96,286	0	96,500
Stock based compensation	0	0	128,775	0	128,775
Private placement	3,250,000	325	149,675	0	150,000
Net loss	0	0	0	(256,972)	(256,972)
March 31, 2021	60,282,320	$6,028	$10,272,436	$(10,245,857)	$32,607

Private placement	8,000,000	800	401,023	0	401,823
Warrant liability	0	0	(485,052)	0	(485,052)
Stock based compensation	0	0	18,520	0	18,520
Net loss	0	0	0	(83,765)	(83,765)
June 30, 2021	68,282,320	$6,828	$10,206,927	$(10,329,622)	$(115,867)

Private placement	3,108,700	311	190,241	0	190,552
Warrant liability	0	0	(269,674)	0	(269,674)
Stock based compensation	0	0	18,520	0	18,520
Net loss	0	0	0	(311,596)	(311,596)
September 30, 2021	71,391,020	$7,139	$10,146,014	$(10,641,218)	$(488,065)

December 31, 2021	119,858,700	11,986	16,056,561	(11,019,140)	5,049,407
Stock based compensation	0	0	11,888	0	11,888
Net income	0	0	0	261,944	261,944
March 31, 2022	119,858,700	$11,986	$16,068,449	$(10,757,196)	$5,323,239

Private placement	6,250,000	625	393,457	0	394,082
Warrant liability	0	0	(203,838)	0	(203,838)
Common stock issued for mineral property	500,000	50	34,950	0	35,000
Stock based compensation	0	0	11,888	0	11,888
Net loss	0	0	0	(833,135)	(833,135)
June 30, 2022	126,608,700	$12,661	$16,304,906	$(11,590,331)	$4,727,236

Private placement	8,307,700	831	499,925	0	500,756
Warrant liability	0	0	(369,723)	0	(369,723)
Stock based compensation	0	0	55,344	0	55,344
Net income	0	0	0	524,025	524,025
September 30, 2022	134,916,400	$13,492	$16,490,452	$(11,066,306)	$5,437,638

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	9/30/22	9/30/21

Cash flows from operating activities
Net loss	$(47,166)	$(652,333)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	0	7,324
Revaluation of warrant liability	(822,603)	58,133
Share based compensation	79,120	165,815
Change in operating assets and liabilities:
Prepaid expense	37,199	0
Accounts payable	71,279	26,612
Other liabilities	0	3,252

Net cash used in operating activities	(682,171)	(391,197)

Cash flows from investing activities
Purchase of mineral properties	(29,214)	0

Net cash used in financing activities	(29,214)	0

Cash flows from financing activities
Proceeds from private placement of stock	793,738	742,375
Proceeds from related parties	101,100	12,012
Payments to related parties	0	(33,910)

Net cash provided by financing activities	894,838	720,477

Net increase in cash	183,453	329,280

Cash, beginning of period	72,822	8,986

Cash, end of period	$256,275	$338,266

Supplemental disclosure of cash flow information
Cash paid for interest	$0	$627
Cash paid for income taxes	$0	$0

Noncash investing and financing activities
Stock issued to payoff note payable	$101,100	$0
Common stock issued for mineral properties	$35,000	$0
Note payable for mineral property	$125,000	$0
Conversion of management fee payable	$0	$96,500
Warrant liability	$573,561	$754,726

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

At September 30, 2022, we had not yet achieved profitable operations and we have accumulated losses of approximately $11,000,000 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Earnings (Loss) per Common Share

The Company incurred a net income and net loss for the three months ended September 30, 2022 and 2021, respectively. In periods where the Company has a net income certain options and warrants are included in the computation of diluted shares outstanding, however, the options and warrants were not included in the calculation because they were “out-of-the money”. In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive.

The Company incurred a net loss for the nine months ended September 30, 2022 and 2021, respectively. In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. As of September 30, 2022 there were 2,730,000 options and 24,435,560 warrants. As of September 30, 2021 there were 2,000,000 options and 9,623,510 warrants.

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

Note 2 – Mineral Rights - Excelsior Springs

Effective December 27, 2021 (“Effective Date”), the Company simultaneously executed and consummated a definitive Share Purchase Agreement (the “SPA”) with Nubian Resources, Ltd. (“Nubian”). The SPA was the result of a previously disclosed Option Agreement with Nubian dated as of December 11, 2020, as amended by First Amendment to Option Agreement dated November 10, 2021 (the “Option”). While the Option granted the Company the right to acquire up to a 100% interest in the mining claims comprising the Excelsior Springs Prospect (the “Property”) located in Esmerelda County, Nevada, the Company and Nubian agreed to restructure the transaction so that the Company purchased 100% of the issued and outstanding shares of common stock of Nubian Resources USA, Ltd (“Nubian USA”), a wholly-owned subsidiary of Nubian which held the Property. By purchasing 100% of Nubian USA, the Company effectively acquired the remaining 90% interest in the Property through the issuance of 45,000,000 shares, the Company having previously acquired a 10% interest in the Property in December 2020 with the issuance of 5,000,000 shares. The 50 million shares issued to Nubian were issued as “restricted securities” under the Securities Act of 1933, as amended (“Securities Act”).

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

On April 24, 2020, the Company agreed to reduce the conversion price from $0.0735 per share to $0.021 per share. All other terms of the convertible note remain unchanged, and therefore did not change the cash flows of the note. The Company determined the transaction was considered an extinguishment because of the change in conversion price in which no gain or loss was recorded according to ASC 470-50. However, because the conversion price was reduced below the $0.03 market value on the date of the change, a beneficial conversion feature resulted from the price reduction in the amount of $21,973, which was accounted for as a discount to the debt and a corresponding increase in additional paid in capital. The debt discount is being amortized on a straight-line basis over one year to interest expense. A total of $7,324 was amortized to interest expense during the nine months ended September 30, 2021, no interest in 2022.

On November 30, 2021, the Company received a notice of conversion of the Note with a principal balance of $51,270 and a conversion price of $0.021. On December 3, 2021, a total of 2,441,476 shares of Common Stock were issued. An additional 1,026,204 shares were issued for $21,550 of accrued interest on the same Note.

Note 4 – Common Stock and Warrants

During August and September 2022, the Company completed the private placement of three tranches (August 12, 2022; August 31, 2022; September 14, 2022) in which we sold 8,307,700 units. Each unit was priced at CAD$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of CAD$0.12. The warrants expire 24 months from issue date. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 184,350 broker warrants were granted along with CAD$14,748 to brokers as a placement fee. We realized total proceeds of CAD$649,868 net of offering costs. In June 2022, the Company executed a promissory note with John Gibbs for $26,100 at 6% that is payable on demand as part payment for mineral property in escrow. In September 2022, the Company issued 443,110 shares of common stock as a part of the private placement offering to settle $26,100 of notes payable and $463 of accrued interest to Mr. Gibbs.

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value.

Tranche 1 – August 12, 2022:

The warrant liability had an initial value of $129,812 based on 3,247,500 warrants issued. As of September 30, 2022, the warrant liability was valued at $106,093, resulting in a gain on revaluation of warrant liability of $23,719 based on the following assumptions:

Fair value assumptions – warrant liability:	8/12/22	9/30/22
Risk free interest rate	3.25%	4.22%
Expected term (years)	2.0	1.9
Expected volatility	132%	129%

Tranche 2 – August 31, 2022:

The warrant liability had an initial value of $139,255 based on 2,300,000 warrants issued. As of September 30, 2022, the warrant liability was valued at $79,609, resulting in a gain on revaluation of warrant liability of $59,646 based on the following assumptions:

Fair value assumptions – warrant liability:	8/31/22	9/30/22
Risk free interest rate	3.45%	4.22%
Expected term (years)	2.0	1.9
Expected volatility	132%	135%

The broker warrants were evaluated for purposes of classification between liability and equity. The broker warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was calculated in US dollars to estimate the fair value of $6,312 for the 104,250 warrants issued with the following inputs:

Fair value assumptions – broker warrants:	8/31/22
Risk free interest rate	3.45%
Expected term (years)	2.0
Expected volatility	132%

Tranche 3 – September 14, 2022:

The warrant liability had an initial value of $100,656 based on 2,760,200 warrants issued. As of September 30, 2022, the warrant liability was valued at $97,080, resulting in a gain on revaluation of warrant liability of $3,576 based on the following assumptions:

Fair value assumptions – warrant liability:	9/14/22	9/30/22
Risk free interest rate	3.78%	4.22%
Expected term (years)	2.0	1.9
Expected volatility	134%	136%

The broker warrants were evaluated for purposes of classification between liability and equity. The broker warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was calculated in US dollars to estimate the fair value of $2,921 for the 80,100 warrants issued with the following inputs:

Fair value assumptions – broker warrants:	9/14/22
Risk free interest rate	3.78%
Expected term (years)	2.0
Expected volatility	134%

On June 9, 2022, the Company entered into an Acquisition Agreement (the “Agreement”) to purchase an undivided 100% interest in the Fortunatus and Prout patented lode mining claims in Esmeralda County, Nevada $185,000. The Agreement was completed in July 2022 with the following terms:

•	$25,000 will be settled in cash (Paid July 2022)

•	$35,000 of the purchase price settled by the issuance of 500,000 shares of the Company’s common stock (Issued); and

•	$125,000 will be settled by a loan, repayable by the Company in quarterly installments of $25,000, beginning November 13, 2022 (paid), and continuing until October 13, 2023, at which time the entire remaining unpaid principal balance will be payable.

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

In April 2022, the warrant liability had an initial value of $203,838. As of September 30, 2022, the warrant liability was valued at $248,760, resulting in a loss on revaluation of warrant liability of $44,922 based on the following assumptions:

Fair value assumptions – warrant liability:	4/13/22	9/30/22
Risk free interest rate	2.57%	4.25%
Expected term (years)	3.0	2.5
Expected volatility	184%	145%

The broker warrants were evaluated for purposes of classification between liability and equity. The broker warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was calculated in US dollars to estimate the fair value of $1,344 with the following inputs:

Fair value assumptions – broker warrants:	4/13/22
Risk free interest rate	2.37%
Expected term (years)	2.0
Expected volatility	138%

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

At December 31, 2021, the warrant liability was valued at $341,145. As of September 30, 2022, the warrant liability was valued at $80,463, resulting in a gain on revaluation of warrant liability of $260,682 based on the following assumptions:

Fair value assumptions – warrant liability:	9/30/21	12/31/21	9/30/22
Risk free interest rate	0.53%	0.97%	4.22%
Expected term (years)	2.7	2.4	1.7
Expected volatility	189%	191%	121%

The Broker Warrants were evaluated for purposes of classification between liability and equity. The Broker Warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was calculated in US dollars to estimate the fair value of $7,472 with the following inputs:

Fair value assumptions – broker warrants:	9/30/21
Risk free interest rate	0.28%
Expected term (years)	2.0
Expected volatility	196%

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

At December 31, 2021, the warrant liability was valued at $683,063. As of September 30, 2022, the warrant liability was valued at $163,161, resulting in a gain on revaluation of warrant liability of $519,902 based on the following assumptions:

Fair value assumptions – warrant liability:	5/25/21	12/31/21	9/30/22
Risk free interest rate	0.30%	0.97%	4.22%
Expected term (years)	3.0	2.4	1.7
Expected volatility	180%	189%	123%

The Broker Warrants were evaluated for purposes of classification between liability and equity. The Broker Warrants do not contain features that would require a liability classification and are therefore considered equity. The Black Scholes pricing model was calculated in US dollars to estimate the fair value of $12,943 with the following inputs:

Fair value assumptions – broker warrants:	5/25/21
Risk free interest rate	0.14%
Expected term (years)	2.0
Expected volatility	205%

Total outstanding warrants of 24,435,560 as of September 30, 2022 were as follows:

	Warrants Issued					Total
Warrants issued	6,250,000	3,108,700	6,250,000	5,547,500	2,760,200	23,916,400
Broker warrants issued (1)	173,810	91,000	70,000	104,250	80,100	519,160
Issued date	May 21	Sep 21	Apr 22	Aug 22	Sep 22
Expiration date	May 24	May 24	Apr 25	Aug 24	Sep 24
Exercise price (Canadian $)	$0.15	$0.15	$0.15	$0.12	$0.12

Balance at December 31, 2020	0	0	0	0	0	0
Exercised	0	0	0	0	0	0
Issued	6,423,810	3,199,700	0	0	0	9,623,510
Expired	0	0	0	0	0	0
Balance at December 31, 2021	6,423,810	3,199,700	0	0	0	9,623,510
Exercised	0	0	0	0	0	0
Issued	0	0	6,320,000	5,651,750	2,840,300	14,812,050
Expired	0	0	0	0	0	0
Balance at September 30, 2022	6,423,810	3,199,700	6,320,000	5,651,750	2,840,300	24,435,560

(1)	Broker warrants expire 24 months from issue date

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

The calculations resulted in the total fair value of the options issued to be $190,202. We expense share-based compensation using the straight-line method over the vesting term of the award for our employees and directors and over the expected service term for our non-employee consultants. As such, a stock-based compensation charges totaling of $35,664 and $135,815 have been charged during the nine months ended September 30, 2022 and September 30, 2021, respectively. A summary of the stock options as of September 30, 2022 and changes during the periods are presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2020	0	$0.00	0	$0
Exercised	0	0	0	0
Issued	2,000,000	0.09	4.2	0
Canceled	0	0	0	0
Balance at December 31, 2021	2,000,000	0.09	4.2	80,000
Exercised	0	0	0	0
Issued	730,000	0.06	10.0	0
Canceled	0	0	0	0
Balance at September 30, 2022	2,730,000	0.07	5.2	0
Options exercisable at September 30, 2022	2,230,000	0.08	5.6	0

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

On August 24, 2022, the Company granted 730,000 options pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the August 2022 options of $43,456 as stock-based compensation with the following inputs:

Options	Exercise Price	Expected Life	Volatility	Risk Free Interest Rate
730,000	C$0.08	5.5 years	177.9%	3.2%

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

Management Fees

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena, $22,500 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

In June 2022, the Company executed a promissory note with John Gibbs for $26,100 at 6% that is payable on demand as part payment for mineral property in escrow. In September 2022, the Company issued 443,110 shares out of 2,760,200 shares of common stock in September 2022 at C$.08 per share as a part of the private placement offering to settle $26,100 of notes payable and $463 of accrued interest to Mr. Gibbs.

Note 8 – Subsequent Events

Effective October 12, 2022, the Company has granted an aggregate of 2,250,000 stock options (the “Options”) to certain directors and officers to purchase 2,250,000 common shares (the “Option Shares”) in the capital stock of the Company pursuant to the Company’s equity incentive plan. The Options, which vest immediately, are exercisable at an exercise price of $0.06 per Option Share for a period of ten years from the date of grant. In addition, the board of directors of the Company has approved the issuance of an aggregate of 675,000 common shares in the capital stock of the Company at a deemed price per Share of $0.052 to its officers and directors. The shares were issued as of filing date.

On October 24, 2022, the Company completed the sale of an aggregate of C$40,000 of its Units at a purchase price of C$.08 per Unit for a total of 500,000 Units. Each Unit consisted of one share of Common Stock and one common stock purchase warrant exercisable for two years to purchase one additional share of Common Stock at a price of C$0.12 per share.

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

Results of Operations for the Three Months Ended September 30, 2022 and 2021

	Three Months Ended
	9/30/22	9/30/21

Operating expenses
Exploration, evaluation and project expenses	$143,287	$66,840
General and administrative expenses	186,506	123,434
Total operating expenses	329,793	190,274

Net operating loss	(329,793)	(190,274)

Interest expense	(463)	(1,096)
Revaluation of warrant liability	854,281	(120,226)
Net income (loss)	$524,025	$(311,596)

Results of Operations for the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended
	9/30/22	9/30/21

Operating expenses
Exploration, evaluation and project expenses	$449,350	$128,616
General and administrative expenses	419,956	454,381
Total operating expenses	869,306	582,997

Net operating loss	(869,306)	(582,997)

Interest expense	(463)	(11,203)
Revaluation of warrant liability	822,603	(58,133)
Net loss	$(47,166)	$(652,333)

Operating expenses:

For the three months ending September 30, 2022, the Company increased general and administrative expenses by approximately $63,000. The increase was due to the following approximate year over year variances:

Three months ending	9/30/2022	9/30/2021	Variance
Legal and other professional fees	$53,000	$93,000	($40,000)
Share based compensation	55,000	19,000	(36,000)
Stock exchange fees and related expenses	76,000	11,000	65,000
Other general expenses	2,000	0	2,000
Total	$186,000	$123,000	$63,000

For the nine months ending September 30, 2022, the Company decreased general and administrative expenses by approximately $34,000. The increase was due to the following approximate year over year variances:

Nine months ending	9/30/2022	9/30/2021	Variance
Legal and other professional fees	$219,000	$261,000	($42,000)
Share based compensation	79,000	136,000	(57,000)
Stock exchange fees and related expenses	109,000	52,000	57,000
Other general expenses	13,000	5,000	8,000
Total	$420,000	$454,000	($34,000)

•	Legal and other professional fees changed for the nine and three months ending September 30 compared to prior year, resulting from the listing on the Canadian Securities Exchange.
•	Share based compensation was higher in 2021 with the issuance of options in March that were 50% vested on grant date with the remaining share based compensation recognized on a straight line basis for the remaining two years until the options are fully vested. Additional options were issued in August 2022 that were fully vested adding $43,456 in stock-based compensation.
•	Stock exchange fees and related expenses increased in 2022 with the use of consulting fees for fund raising.
•	Other general expenses are higher in 2022 with increases in travel and office expenses.

During the three and nine months ended September 30, 2022, we incurred approximately $143,000 and $449,000, respectively of exploration costs, which were costs associated with our RC drill program on our flagship Excelsior Springs project. This is an increase from the three and nine months ended September 30, 2021 of approximately $67,000 and $129,000, respectively.

Other income and expense:

The revaluation of warrant liability for the three and nine months ending September 30, 2022 is based on the following warrants that were issued as part of the private placements as detailed in Note 4 to the financial statements.

Three months ending (Warrant date)	9/30/2022	Q3 22 initial valuation	6/30/2022	Gain on revaluation
September 14, 2022	$97,080	$100,656	$0	$3,576
August 31, 2022	79,609	139,255	0	59,646
August 12, 2022	106,093	129,812	0	23,719
April 2022	248,760	0	602,523	353,763
September 2021	80,463	0	218,793	138,330
May 2021	163,161	0	438,408	275,247
Total	$775,166	$369,723	$1,259,724	$854,281

Nine months ending (Warrant date)	9/30/2022	2022 initial valuation	12/31/2021	Gain (loss) on revaluation
September 14, 2022	$97,080	$100,656	$0	$3,576
August 31, 2022	79,609	139,255	0	59,646
August 12, 2022	106,093	129,812	0	23,719
April 2022	248,760	203,838	0	(44,922)
September 2021	80,463	0	341,145	260,682
May 2021	163,161	0	683,063	519,902
Total	$775,166	$573,561	$1,024,208	$822,603

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

At September 30, 2022, we had not yet achieved profitable operations and we have accumulated losses of approximately $11,000,000 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Liquidity

As of September 30, 2022, we had approximately $256,000 of cash and a working capital of approximately $24,000. This compares to cash on hand of approximately $73,000 and negative working capital of approximately $74,000 on December 31, 2021.

During the twelve months ended December 31, 2021, we have sold 14,358,700 shares of common stock in private placements realizing proceeds of $742,375. For the nine months ending September 30, 2022, the Company completed a private placement in which we sold 14,557,700 units. We realized total proceeds of $1,043,950 net of offering costs. We anticipate that future funding will be in the form of additional equity financing from the sale of our common stock, or loans from officers, directors or significant shareholders.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended
	9/30/22	9/30/21
Net cash used in operating activities	$(682,171)	$(391,197)
Net cash used in financing activities	(29,214)	0
Net cash provided by financing activities	894,838	720,477
Net increase in cash	183,453	329,280
Cash, beginning of period	72,822	8,986
Cash, end of period	$256,275	$338,266

Net cash used in operating activities:

Net cash used in operating activities was approximately $682,000 and approximately $391,000 during the nine months ended September 30, 2022 and 2021, respectively.

Cash used in operating activities during the nine months ended September 30, 2022, is primarily attributed to the change in prepaid expenses and accounts payable.

Net cash provided by financing activities:

Cash provided by financing activities during the nine months ended September 30, 2022, was approximately $895,000. The Company received proceeds from private placements in April 2022 and during the third quarter 2022.

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

If we establish proven and probable reserves for a mineral property and establish that the mineral property can be economically developed, mineral rights will be amortized over the estimated useful life of the property following the commencement of commercial production or expensed if it is determined that the mineral property has no future economic value or if the property is sold or abandoned. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Proven and probable reserves have not been established for any mineral rights as of September 30, 2022.

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

ATHENA SILVER CORPORATION

Dated: November 14, 2022	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President,
Secretary & Director
(Principal Executive Officer)

ATHENA SILVER CORPORATION

Dated: November 14, 2022	By:	/s/ Tyler J. Minnick
Tyler J. Minnick
Chief Financial Officer
(Principal Accounting Officer)

