Form 10-K
period 2022-12-31
ATHENA GOLD CORP
filed 2023-03-15
CIK 1304409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,128,696 based upon the last sale price of $0.08 as reported on the OTC.QB effective June 30, 2022.

The number of shares outstanding of the registrant’s common stock, as of March 15, 2023, is 136,091,400.

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

Effective December 27, 2021 (“Effective Date”), the Company simultaneously executed and consummated a definitive Share Purchase Agreement (the “SPA”) with Nubian Resources, Ltd. (“Nubian Resources”). The SPA was the result of a previously disclosed Option Agreement with Nubian Resources dated as of December 11, 2020, as amended by First Amendment to Option Agreement dated November 10, 2021 (the “Option”). While the Option granted the Company the right to acquire up to a 100% interest in the mining claims comprising the Excelsior Springs Prospect (the “Property”) located in Esmerelda County, Nevada, the Company and Nubian Resources agreed to restructure the transaction so that the Company purchased 100% of the issued and outstanding shares of common stock of Nubian Resources (USA) Ltd (“Nubian USA”), a wholly-owned subsidiary of Nubian Resources which held the Property. By purchasing 100% of Nubian US, the Company effectively acquired the remaining 90% interest in the Property, the Company having previously acquired a 10% interest in the Property in December 2020 under the terms of the Option.

The following is a summary of the terms of the SPA, which summary is qualified in its entirety by reference to the SPA:

•	The consideration paid to Nubian for 100% of the issued and outstanding shares of Nubian US consisted of:
	○	An aggregate of 50 million shares of Athena Gold Corp. common stock, which number includes the 5 million shares of common stock previously issued to Nubian Resources under the Option; and
	○	A 1% Net Smelter Royalty on all production from the Excelsior Springs Property.

•	The 50 million shares issued to Nubian Resources were issued as “restricted securities” under the Securities Act of 1933, as amended (“Securities Act”). The Company filed a registration statement on Form S-1 registering the distribution by Nubian of all 50 million shares to its shareholders, pro rata. Nubian Resources had undertaken to complete the distribution of all the shares once the S-1 registration statement has been declared effective. Notwithstanding the fact that the S-1 registration statement was declared effective by the SEC, Nubian Resources elected not to distribute the shares as originally agreed.
•	For a period of 12 months following the Effective Date of the SPA, or until Nubian owns less than 4.9% of the Athena issued and outstanding shares, Nubian Resources has agreed to exercise its voting rights with respect to such shares in a manner to support the recommendations of the Athena Board of Directors except for (i) voting on any proposed change in control transaction or (ii) voting on any proposed sale of all or substantially all of the Excelsior Property, including a property included known as Palmetto.
•	Nubian is be entitled to nominate one representative to serve on the Athena Board of Directors.

Athena’s agreement with Nubian Resources includes 100% of the 140 unpatented claims at Excelsior Springs with two additional patented claims held under a lease option that are subject to a 2% net smelter returns royalty on gold production. Athena subsequently expanded the Excelsior Springs project by staking 51 additional claims with the BLM and purchasing the two patented claims previously under a lease option agreement.

Excelsior Springs is our flagship project and completed a N.I. 43-101 Technical Report to support our secondary listing on the Canadian Stock Exchange that details past work and drill programs and highlight future exploration plans to advance the Property.

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

The existence of common ownership and common management could result in significantly different operating results or financial position from those that could have resulted had Athena, Magellan and Silver Saddle been autonomous. In addition, the common ownership could result in significant conflicts of interest both in terms of the allocation of working capital as well as under the doctrine of corporate opportunity, since all three entities are engaged in mineral exploration in the United States. Messrs. Power and Gibbs have not adopted any policy or guidelines to mitigate the potential adverse effects of their conflicting interests between and among, Athena, Magellan and Silver Saddle.

Investors in Athena should be cognizant that the interests of Athena may, in the future, be in conflict with the other activities of Athena’s control persons.

EXCELSIOR SPRINGS PROJECT

Excelsior Springs is Athena Gold’s flagship property, which is located in the southern portion of the Walker Lane. The Excelsior Springs project has been explored by a number of companies over the past 30 years. The target is a large tonnage, moderate grade gold deposit amenable to open pit mining. The Company was granted a drilling and exploration permit (the “Drill Permit”) by the BLM at the Excelsior Springs project in Esmeralda County, Nevada (the “Excelsior Springs Project”). A drilling contractor was engaged and a Phase One RC drill program consisting of 5,575 feet (11 holes) Reverse Circulation (“RC”) drilling program was completed in early April 2022. A Phase Two RC drill program consisting of 2,700 feet (9 holes) was completed in October 2022. A Phase 3 drill program is planned for 2023 subject to sufficient capital being raised in 2023 to complete the next drill program.

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

The Excelsior Springs Property comprises 191 unpatented mining claims and two patented mining claims. All of the claims are held by Nubian Resources USA (“Nubian”) and located on Federal Government land administered by the Department of Interior's Bureau of Land Management ("BLM"). Athena staked 51 new BLM claims in Q4-2022 and the remaining 140 BLM claims were acquired as part of the original purchase of the project in December 2021. The two patented claims were leased to Nubian by the owner, Christian Bramwell, of Pahrump, Nevada until purchased in June 2022 as further described below. The patented claims, the Prout and Fortunatus (MS 4106), were located in 1873 and 1892, respectively, and were patented in 1912. The patented claims have both surface and mineral rights. Ownership of the unpatented claims gives the right to explore for and develop mineral resources but no surface rights.

The Property consisted of 42 "EX" and 88 "ES" contiguous, unpatented lode mining claims covering approximately 2,884 acres (1,167 hct) and two patented claims covering 40 acres (16.1 hct). A separate block of ten "ES" claims covering 202 acres (84 hct) is located approximately one mile (1.6 km) northwest of the main block of claims.

In September and October 2022, the Company expanded the Excelsior Springs claim block by staking 51 new BLM claims ES 2R – ES 38R and BL 1 – BL 32 were staked by Nubian Resources USA Ltd. (our wholly-owned subsidiary) and filed with the BLM in December 2022 and were assigned serial numbers NV 105804872 – NV 105804922.

The Excelsior Springs project now consists of 191 BLM unpatented claims and 2 patented claims or approximately 3,900 acres.

Legal Ownership

On June 9, 2022, the Company entered into an Acquisition Agreement (the “Agreement”) to purchase an undivided 100% interest in the Fortunatus and Prout patented lode mining claims in Esmeralda County, Nevada $185,000. The Agreement was completed in July 2022 with the following terms:

•	$25,000 will be settled in cash (Paid July 2022)

•	$35,000 of the purchase price settled by the issuance of 500,000 shares of the Company’s common stock (Issued); and

•	$125,000 will be settled by a loan, repayable by the Company in quarterly installments of $25,000, beginning November 13, 2022 (paid), and continuing until October 13, 2023, at which time the entire remaining unpaid principal balance will be payable. The balance on the loan as of the date of this filing is $75,000.

Nubian Resources Ltd (The “seller”) retained a 1% Net Smelter Returns Royalty (the "NSR Royalty") on the claims it sold to Athena. One-half (0.5%) of the NSR Royalty may be purchased by Athena for CAD $500,000 payable to Nubian Resources. An additional one-half (0.5%) of the NSR Royalty may be purchased by Athena at fair market value.

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

(e)       Three-Dimensional Model. Geo Vector Consultants and Mountain Goat Consulting has utilized the updated drill hole data base for the Property and has generated the 3-D model for the mineralized zones. There are multiple intercepts of potentially well mineralized material in many of the holes, but further infill drilling is needed to better confirm continuity of the zones between the holes.

(f)       Cross Sections. Mine Development Associates ("MDA"), a division of RESPEC Inc., consultants in Reno, generated a complete set of 1:600 scale cross sections along with a topographic map showing all of the drill holes and mineralized intervals.

The Company was granted a drilling and exploration permit (the “Drill Permit”) by the BLM in December 2021 for its Excelsior Springs Project in Esmeralda County, Nevada. The permit was amended in 2022. Athena has posted the required reclamation bond with the BLM to secure the Drill Permit.

Athena entered into a contract with New Frontier Drilling and in April 2022 completed its maiden drill program with 11 RC holes on both the patented and unpatented claims totaling approximately 5,500 feet.

The Company updated its permit with the BLM with additional locations and completed a Phase 2 drill program with 9 RC holes on both the patanted and unpatented claims totalling approximately 2,800 feet.

Athena submitted the samples from the drill program to an independent assay lab in Reno, Nevada for analysis.

		Phase 1 RC Drilling Data and Results

Hole	Intervals, Feet [2]			Azimuth	Decline	Gold [1]	Silver	Total
ID	From	To	Length	Degrees	Degrees	G/T	G/T	Depth, Ft
DB-24	nsm			0	50			400

DB-23	140	250	110	180	50	5.15	8.9	400
includes	140	195	55			10.03	17.3
includes	140	175	35			15.35	26.5

DB-22	220	240	20	0	90	0.61	3.1	400
"	265	285	20			1.48	2.8
"	340	360	20			1.01	5.6

DB-3	215	275	60	135	50	1.10	4.0	350

BT-16	*			218	50			695
BT-15	nsm			38	50			825
BT-13	nsm			0	90			375
BT-12	nsm			180	50			350
BT-11	*			180	50			500

BT-7	110	130	20	135	50	1.11	4.0	380

BT-6	510	530	20	120	50	0.22	16.9	900
							Total Drilling	5,575
nsm: no significant mineral
* assays not yet received
[1] Nominal gold cut off: 0.20 g/t.
[2] Minimum mineral interval of 20 feet. Minimum 20 feet waste between mineral intervals.
Maximum 20 feet waste within mineral intervals. As most spatial data is not yet available, drill intervals are not true mineral thicknesses.

				Phase 2 Drilling Data and Results
Hole	Intervals, Feet [2]			Intervals, Meters [2]			Azimuth	Decline	Au	Ag	Au Eq	Cu [4]	Pb4	Zn4	Hole Depth		Zone
ID	From	To	Length	From	To	Length	Degrees	Degrees	G/T	G/T	G/T [3]	%	%	%	Ft	M	[5]
22-01	130	220	90	39.6	67.1	27.4	162	60	6.045	17.4	6.274	0.071	0.294	0.476	300	91.4	WS
Includes	130	165	35	39.6	50.3	10.7			10.200	30.8	10.605	0.170	0.644	1.140
	255	300	45	77.7	91.4	13.7			4.970	14.40	5.159	0.070	0.821	1.003

22-02	135	185	50	41.1	56.4	15.2	197	55	4.492	27.3	4.851	0.056	0.382	0.546	300	91.4	WS
Includes	145	175	30	44.2	53.3	9.1			7.293	44.2	7.874	0.091	0.621	0.873
	225	250	25	68.6	76.2	7.6			1.195	7.7	1.296	0.023	0.227	0.220

22-03	NSM						160	45							300	91.4	WS

22-04	55	75	20	16.8	22.9	6.1	135	50	0.252	6.0	0.331	0.004	0.016	0.015	400	121.9	MB

22-05	0	50	50	0.0	15.2	15.2	135	60	0.395	3.30	0.438	0.009	0.117	0.179	200	61.0	MB
	145	170	25	44.2	51.8	7.6			0.646	2.96	0.000	0.006	0.049	0.048

22-06	NSM						135	50							300	91.4	MB

22-07	NSM						135	60							300	91.4	WS

22-08	NSM						135	59							300	91.4	WS

22-12	NSM						135	55							300	91.4	WS
												Total Drilling			2,700	823.0
'NSM: no significant mineral
[1] Nominal gold cut off: 0.20 g/t.
[2] Minimum mineral interval of 20 feet. Minimum 20 feet waste between mineral intervals.
[3] Based on prices of $1775/oz Au and $23/oz Ag
[4] Geochemical analysis of anomalous base metals
5 WS: West Slope Zone MB: Main Buster Zone
Maximum 20 feet waste within mineral intervals. As most spatial data is not yet available, drill intervals are not true mineral thicknesses.

Future exploration phases would be needed to precisely define depth, width, length, tonnage and value per ton of any deposit that has been identified and would involve:

•

RC and CORE drilling. A permit is in place with the BLM and a bond has been posted to allow for additional RC drilling.

Conduct a new gradient array IP survey that will provide data to a depth of approximately 900 feet (274 m) and better define the southwestern chargeability zone.

•	conducting metallurgical testing; and

•	obtaining other pertinent technical information required to define an ore reserve and complete a feasibility study.

Depending upon the nature of the particular deposit, future exploration phases on the property could take one to five years or more and cost well in excess of $1 million.

OTHER NON-MATERIAL PROJECTS

(a)	PALMETTO PROSPECT

Nubian Resources USA, Ltd. also holds nine (9) unpatented mining claims covering a prospect known as Palmetto located in the Railroad Springs Mining District in Esmeralda County, Nevada. The Company has no current plans to explore the prospect and the claims are held for investment.

(b)	CROW SPRINGS PROSPECT

Athena leased from an independent geologist seven unpatented mining claims and then staked four additional unpatented mining claims for a total of eleven (11) claims in the Crow Springs Mining District located in Esmeralda County, Nevada.

The Company has no current plans to explore the prospect and the claims are held for investment.

No Proven or Probable Mineral Reserves/Exploration Stage Company

We are considered an exploration stage company under SEC criteria since we have not demonstrated the existence of proven or probable mineral reserves at any of our properties.

The SEC’s Final Rule 13-10570, Modernization of Property Disclosures for Mining Registrants, became effective March 30, 2019, and rescinds SEC Industry Guide 7 following a two-year transition period.

Under the former Industry Guide 7, the SEC defined a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven or probable mineral reserves were those reserves for which (a) quantity is computed and (b) the sites for inspection, sampling, and measurement are spaced so closely that the geologic character is defined and size, shape and depth of mineral content can be established (proven) or the sites are farther apart or are otherwise less adequately spaced but high enough to assume continuity between observation points (probable). Mineral Reserves could not be considered proven or probable unless and until they are supported by a feasibility study, indicating that the mineral reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable.

The final rule’s amendments require disclosure of both mineral reserves and mineral resources. Under the final rule, a mineral reserve is defined as “an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project.” A mineral resource is defined as “a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction.” Under the SEC’s former disclosure requirements under Industry Guide 7, , an assessment of the economic viability of mineral reserves must be supported by a final feasibility study. By contrast, the final rule’s amendments provide that a prefeasibility study, which is more limited in scope than a final feasibility study, will also be sufficient to support such an assessment. As for mineral resources, their disclosure is prohibited under former SEC guidance unless it is required under the regulations of another jurisdiction, such as Canada. Under the final rule’s amendments, however, mineral resources must be disclosed and categorized as “measured” (if the geological sampling is “conclusive”), “indicated” (if the geological sampling is “adequate”), or “inferred” (if the geological sampling is “limited”). Effectively, the categorization is based on the company’s confidence in its ability to develop the mineral resources, which depends on the sampling and testing that have been performed. The final rule’s amendments also require companies to disclose exploration results when such information would be material to investors. Further, the disclosures required under the final rule must be supported by the work of a qualified person, such as a mine engineer. When a company first reports mineral reserves or resources, or makes a material change to such disclosures, it must file a technical report summary supporting the disclosure. Developing this detailed disclosure information (e.g., by using an expert) and maintaining appropriate disclosure controls and procedures over it requires significant time, resources, and effort.

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

EXCELSIOR SPRINGS PROJECT CLAIMS

The following map shows the location of the patented and unpatented mining claims that comprise the Excelsior Springs Project as of December 31, 2022:

Athena Gold Corporation
Excelsior Springs Project
Esmeralda County Nevada
T5-6S R39-40E
USGS Topographic Base
UTM NAD1927 zone 11N
February 2021, updated January 2023
Athena Claims
EX Claims (42)
ES Claims (98)
ES #R Claims (19)
BL Claims (32)
Patented Claims (2)
USGS 7.5 minute quadrangles:
Sylvania Mtns. & Magruder Mtn.
0
1,000
2,000
Meters
Scale: 1:45,000
N
Oregon
Idaho
Nevada
Utah
California
Arizona
PALMETTO MOUNTAINS
Bureau of Indian Affairs
Examiner 3545
MS4106
443500E
447500E
451500E
4147000N
4143000N
T5S
T6S
R39E
R40E
Palmetto
Wash
Indian Spring
Lida Summit

Excelsior Springs Project - List of ES Claims

	Claim Name	NMC #	Claimant	Valid Until
1	ES 1	1045871	Nubian Resources USA Ltd.	9/1/2023
2	ES 3	1045873	Nubian Resources USA Ltd.	9/1/2023
3	ES 5	1045875	Nubian Resources USA Ltd.	9/1/2023
4	ES 7	1045877	Nubian Resources USA Ltd.	9/1/2023
5	ES 9	1045879	Nubian Resources USA Ltd.	9/1/2023
6	ES 11	1045881	Nubian Resources USA Ltd.	9/1/2023
7	ES 13	1045883	Nubian Resources USA Ltd.	9/1/2023
8	ES 15	1045885	Nubian Resources USA Ltd.	9/1/2023
9	ES 17	1045887	Nubian Resources USA Ltd.	9/1/2023
10	ES 19	1045889	Nubian Resources USA Ltd.	9/1/2023
11	ES 21	1045891	Nubian Resources USA Ltd.	9/1/2023
12	ES 23	1045893	Nubian Resources USA Ltd.	9/1/2023
13	ES 25	1045895	Nubian Resources USA Ltd.	9/1/2023
14	ES 27	1045897	Nubian Resources USA Ltd.	9/1/2023
15	ES 29	1045899	Nubian Resources USA Ltd.	9/1/2023
16	ES 31	1045901	Nubian Resources USA Ltd.	9/1/2023
17	ES 33	1045903	Nubian Resources USA Ltd.	9/1/2023
18	ES 35	1045905	Nubian Resources USA Ltd.	9/1/2023
19	ES 37	1045907	Nubian Resources USA Ltd.	9/1/2023
20	ES 39	1045909	Nubian Resources USA Ltd.	9/1/2023
21	ES 40	1045910	Nubian Resources USA Ltd.	9/1/2023
22	ES 41	1045911	Nubian Resources USA Ltd.	9/1/2023
23	ES 42	1045912	Nubian Resources USA Ltd.	9/1/2023
24	ES 43	1045913	Nubian Resources USA Ltd.	9/1/2023
25	ES 44	1045914	Nubian Resources USA Ltd.	9/1/2023
26	ES 45	1045915	Nubian Resources USA Ltd.	9/1/2023
27	ES 46	1045916	Nubian Resources USA Ltd.	9/1/2023
28	ES 47	1045917	Nubian Resources USA Ltd.	9/1/2023
29	ES 48	1045918	Nubian Resources USA Ltd.	9/1/2023
30	ES 49	1045919	Nubian Resources USA Ltd.	9/1/2023
31	ES 50	1045920	Nubian Resources USA Ltd.	9/1/2023
32	ES 51	1045921	Nubian Resources USA Ltd.	9/1/2023
33	ES 52	1045922	Nubian Resources USA Ltd.	9/1/2023
34	ES 53	1045923	Nubian Resources USA Ltd.	9/1/2023
35	ES 54	1045924	Nubian Resources USA Ltd.	9/1/2023
36	ES 55	1045925	Nubian Resources USA Ltd.	9/1/2023
37	ES 56	1045926	Nubian Resources USA Ltd.	9/1/2023
38	ES 57	1045927	Nubian Resources USA Ltd.	9/1/2023
39	ES 58	1045928	Nubian Resources USA Ltd.	9/1/2023
40	ES 59	1045929	Nubian Resources USA Ltd.	9/1/2023
41	ES 60	1045930	Nubian Resources USA Ltd.	9/1/2023
42	ES 61	1045931	Nubian Resources USA Ltd.	9/1/2023

	Claim Name	NMC#	Claimant	Valid Until
43	ES 62	1045932	Nubian Resources USA Ltd.	9/1/2023
44	ES 63	1045933	Nubian Resources USA Ltd.	9/1/2023
45	ES 64	1045934	Nubian Resources USA Ltd.	9/1/2023
46	ES 65	1045935	Nubian Resources USA Ltd.	9/1/2023
47	ES 66	1045936	Nubian Resources USA Ltd.	9/1/2023
48	ES 67	1045937	Nubian Resources USA Ltd.	9/1/2023
49	ES 68	1045938	Nubian Resources USA Ltd.	9/1/2023
50	ES 69	1045939	Nubian Resources USA Ltd.	9/1/2023
51	ES 70	1045940	Nubian Resources USA Ltd.	9/1/2023
52	ES 71	1045941	Nubian Resources USA Ltd.	9/1/2023
53	ES 72	1045942	Nubian Resources USA Ltd.	9/1/2023
54	ES 73	1045943	Nubian Resources USA Ltd.	9/1/2023
55	ES 74	1045944	Nubian Resources USA Ltd.	9/1/2023
56	ES 75	1045945	Nubian Resources USA Ltd.	9/1/2023
57	ES 76	1045946	Nubian Resources USA Ltd.	9/1/2023
58	ES 77	1045947	Nubian Resources USA Ltd.	9/1/2023
59	ES 78	1045948	Nubian Resources USA Ltd.	9/1/2023
60	ES 79	1045949	Nubian Resources USA Ltd.	9/1/2023
61	ES 80	1045950	Nubian Resources USA Ltd.	9/1/2023
62	ES 81	1045951	Nubian Resources USA Ltd.	9/1/2023
63	ES 82	1045952	Nubian Resources USA Ltd.	9/1/2023
64	ES 83	1045953	Nubian Resources USA Ltd.	9/1/2023
65	ES 84	1045954	Nubian Resources USA Ltd.	9/1/2023
66	ES 85	1045955	Nubian Resources USA Ltd.	9/1/2023
67	ES 86	1045956	Nubian Resources USA Ltd.	9/1/2023
68	ES 87	1045957	Nubian Resources USA Ltd.	9/1/2023
69	ES 88	1045958	Nubian Resources USA Ltd.	9/1/2023
70	ES 89	1045959	Nubian Resources USA Ltd.	9/1/2023
71	ES 90	1045960	Nubian Resources USA Ltd.	9/1/2023
72	ES 91	1045961	Nubian Resources USA Ltd.	9/1/2023
73	ES 92	1045962	Nubian Resources USA Ltd.	9/1/2023
74	ES 93	1045963	Nubian Resources USA Ltd.	9/1/2023
75	ES 94	1045964	Nubian Resources USA Ltd.	9/1/2023
76	ES 95	1045965	Nubian Resources USA Ltd.	9/1/2023
77	ES 96	1045966	Nubian Resources USA Ltd.	9/1/2023
78	ES 97	1045967	Nubian Resources USA Ltd.	9/1/2023
79	ES 98	1045968	Nubian Resources USA Ltd.	9/1/2023
80	ES 99	1045969	Nubian Resources USA Ltd.	9/1/2023
81	ES 100	1045970	Nubian Resources USA Ltd.	9/1/2023
82	ES103	1057362	Nubian Resources USA Ltd.	9/1/2023
83	ES105	1057364	Nubian Resources USA Ltd.	9/1/2023
84	ES107	1057366	Nubian Resources USA Ltd.	9/1/2023

	Claim Name	NMC#	Claimant	Valid Until
85	ES109	1057368	Nubian Resources USA Ltd.	9/1/2023
86	ES176	1057394	Nubian Resources USA Ltd.	9/1/2023
87	ES179	1057395	Nubian Resources USA Ltd.	9/1/2023
88	ES180	1057396	Nubian Resources USA Ltd.	9/1/2023
89	ES245	1057460	Nubian Resources USA Ltd.	9/1/2023
90	ES246	1057461	Nubian Resources USA Ltd.	9/1/2023
91	ES247	1057462	Nubian Resources USA Ltd.	9/1/2023
92	ES248	1057463	Nubian Resources USA Ltd.	9/1/2023
93	ES249	1057464	Nubian Resources USA Ltd.	9/1/2023
94	ES250	1057465	Nubian Resources USA Ltd.	9/1/2023
95	ES251	1057466	Nubian Resources USA Ltd.	9/1/2023
96	ES252	1057467	Nubian Resources USA Ltd.	9/1/2023
97	ES253	1057468	Nubian Resources USA Ltd.	9/1/2023
98	ES254	1057469	Nubian Resources USA Ltd.	9/1/2023

Excelsior Springs Project - List of EX Claims

	Claim Name	NMC #	Claimant	Valid Until
1	EX 1	887756	Nubian Resources USA Ltd.	9/1/2023
2	EX 2	887757	Nubian Resources USA Ltd.	9/1/2023
3	EX 3	887758	Nubian Resources USA Ltd.	9/1/2023
4	EX 4	887759	Nubian Resources USA Ltd.	9/1/2023
5	EX 5	887760	Nubian Resources USA Ltd.	9/1/2023
6	EX 6	887761	Nubian Resources USA Ltd.	9/1/2023
7	EX 7	887762	Nubian Resources USA Ltd.	9/1/2023
8	EX 8	887763	Nubian Resources USA Ltd.	9/1/2023
9	EX 9	887764	Nubian Resources USA Ltd.	9/1/2023
10	EX 10	887765	Nubian Resources USA Ltd.	9/1/2023
11	EX 11	887766	Nubian Resources USA Ltd.	9/1/2023
12	EX 12	887767	Nubian Resources USA Ltd.	9/1/2023
13	EX 13	887768	Nubian Resources USA Ltd.	9/1/2023
14	EX 14	887769	Nubian Resources USA Ltd.	9/1/2023
15	EX 20	897986	Nubian Resources USA Ltd.	9/1/2023
16	EX 21	897987	Nubian Resources USA Ltd.	9/1/2023
17	EX 22	897988	Nubian Resources USA Ltd.	9/1/2023
18	EX 23	897989	Nubian Resources USA Ltd.	9/1/2023

	Claim Name	NMC #	Claimant	Valid Until
19	EX 24	897990	Nubian Resources USA Ltd.	9/1/2023
20	EX 25	897991	Nubian Resources USA Ltd.	9/1/2023
21	EX 26	897992	Nubian Resources USA Ltd.	9/1/2023
22	EX 27	897993	Nubian Resources USA Ltd.	9/1/2023
23	EX 28	897994	Nubian Resources USA Ltd.	9/1/2023
24	EX 29	897995	Nubian Resources USA Ltd.	9/1/2023
25	EX 30	897996	Nubian Resources USA Ltd.	9/1/2023
26	EX 31	897997	Nubian Resources USA Ltd.	9/1/2023
27	EX 32	897998	Nubian Resources USA Ltd.	9/1/2023
28	EX 33	897999	Nubian Resources USA Ltd.	9/1/2023
29	EX 34	898000	Nubian Resources USA Ltd.	9/1/2023
30	EX 35	898001	Nubian Resources USA Ltd.	9/1/2023
31	EX 36	898002	Nubian Resources USA Ltd.	9/1/2023
32	EX 37	898003	Nubian Resources USA Ltd.	9/1/2023
33	EX 38	898004	Nubian Resources USA Ltd.	9/1/2023
34	EX 39	898005	Nubian Resources USA Ltd.	9/1/2023
35	EX 40	898006	Nubian Resources USA Ltd.	9/1/2023
36	EX 41	898007	Nubian Resources USA Ltd.	9/1/2023
37	EX 42	898008	Nubian Resources USA Ltd.	9/1/2023
38	EX 43	898009	Nubian Resources USA Ltd.	9/1/2023
39	EX 44	898010	Nubian Resources USA Ltd.	9/1/2023
40	EX 45	898011	Nubian Resources USA Ltd.	9/1/2023
41	EX 46	898012	Nubian Resources USA Ltd.	9/1/2023
42	EX 47	898013	Nubian Resources USA Ltd.	9/1/2023

Additional Claim blocks ES 2R – ES 38R and BL 1 – BL 32 were staked by Nubian Resources USA Ltd. in September and October 2022 and filed with the BLM in December 2022 and were assigned serial numbers NV 105804872 – NV 105804922.

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

The holder of a valid unpatented mining claim has possessory title to the land covered thereby, which gives the claimant exclusive possession of the surface for mining purposes and the right to mine and remove minerals from the claim. Legal title to land encompassed by an unpatented mining claim remains in the United States, and the government can contest the validity of a mining claim. The General Mining Law requires the performance of annual assessment work for each claim, and subsequent to enactment of the Federal Land Policy and Management Act of 1976, 43 U.S.C. §1201 et seq., mining claims are invalidated if evidence of assessment work is not timely filed with BLM. However, in 1993 Congress enacted a provision requiring payment of $140 per year claim maintenance fee in lieu of performing assessment work, subject to an exception for small miners having less than 10 claims. No royalty is paid to the United States with respect to minerals mined and sold from a mining claim. The current annual maintenance fee is $165 per unpatented claim payable to the Bureau of Land Management.

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

GOLD PRICES

Our operating results are substantially dependent upon the world market prices of silver. We have no control over gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low London Fix prices of gold (as reported by www.kitco.com) per ounce during the periods indicated:

Year	High	Low
2017	$1,346	$1,151
2018	$1,355	$1,178
2019	$1,546	$1,270
2020	$2,067	$1,474
2021	$1,943	$1,684
2022	$2,039	$1,628

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the report of our auditors issued in connection with our financial statements for the years ended December 31, 2022, and 2021 contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

Our principal shareholders and control persons are also principal shareholders and control persons of Athena, Magellan Gold and Silver Saddle, which could result in conflicts with the interests of minority stockholders.

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

We have no proven or probable reserves and our properties are in the exploration stage

We have not established that our properties contain any mineral reserve according to recognized reserve guidelines, nor can there be any assurance that we will be able to do so. A mineral reserve is defined by the SEC in Regulation SK 1300 as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of Regulation SK 1300 is extremely remote; in all probability our mineral properties do not contain any “reserves” and any funds that we spend on exploration could be lost. Even if we do eventually discover a mineral reserve on our properties, there can be no assurance that they can be developed into producing mines and extract those minerals. Both mineral exploration and development involve a high degree of risk and few mineral properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the mineral deposit to infrastructure such as a smelter, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral deposit unprofitable.

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

Gold mining involves significant degrees of risk, including those related to mineral exploration success, unexpected geological or mining conditions, the development of new deposits, climatic conditions, equipment and/or service failures, compliance with current or new governmental requirements, current availability of or delays in installing and commissioning plant and equipment, import or customs delays and other general operating risks. Problems may also arise due to the quality or failure of locally obtained equipment or interruptions to services (such as power, water, fuel or transport or processing capacity) or technical support, which results in the failure to achieve expected target dates for exploration or production activities and/or result in a requirement for greater expenditure. The right to develop gold reserves may depend on obtaining certain licenses and quotas, the granting of which may be at the discretion of the relevant regulatory authorities. There may be delays in obtaining such licenses and quotas, leading to our results of operations being adversely affected, and it is possible that from time-to-time mining licenses may be refused.

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

Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property and injury to persons resulting from the environmental, health and safety impacts of our operations, which could lead to the imposition of substantial fines, remediation costs, penalties and other civil and criminal sanctions. Substantial costs and liabilities, including for restoring the environment after the closure of mines, are inherent in our proposed operations.

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

The global stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective and outstanding debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings materially less attractive, and in certain cases have resulted in the unavailability of certain types of financing. This volatility and illiquidity have negatively affected a broad range of mortgage and asset-backed and other fixed income securities. As a result, the market for fixed income securities has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased defaults. Global equity markets have also been experiencing heightened volatility and turmoil, with issuers exposed to the credit markets particularly affected. These factors and the continuing market disruption have an adverse effect on us, in part because we, like many companies, from time to time may need to raise capital in debt and equity capital markets including in the asset-backed securities markets.

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

On December 31, 2022, there were 136,091,400 Common Shares issued and outstanding, and the Company had approximately 92 shareholders of record. On December 30, 2022, the closing price of the shares of common stock as reported by the CSE was C$0.10 and on OTCQB was $0.06.

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

Recent Sales of Unregistered Securities

None, except as reported on Forms 8-K.

Equity Compensation Plan Information

The Company adopted its 2020 Equity Incentive Plan which became effective in January 2021. Under the Plan, the Company is authorized to issue up to 10 million shares of common stock pursuant to grants and the exercise of rights under the Plan. As of the date of this Report, there have been 4,980,000 option grants under the Plan.

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

Results of Operations:

Results of Operations for the Years Ended December 31, 2022 and 2021

A summary of our results from operations is as follows:

	Twelve Months Ended
	12/31/22	12/31/21

Operating expenses
Exploration, evaluation and project expenses	$617,262	$137,983
General and administrative expenses	682,512	614,478
Total operating expenses	1,299,774	752,461

Net operating loss	(1,299,774)	(752,461)

Interest expense	(463)	(12,192)
Gain on extinguishment of debt	0	3,880
Revaluation of warrant liability	616,579	(269,482)
Net loss	$(683,658)	$(1,030,255)

Operating expenses:

For the twelve months ending December 31, 2022, the Company increased general and administrative expenses by approximately $69,000. The increase was due to the following year over year variances:

Twelve months ending	12/31/2022	12/31/2021	Variance
Legal and other professional fees	$318,000	$370,000	$(52,000)
Share based compensation	231,000	158,000	73,000
Stock exchange fees and related expenses	115,000	68,000	47,000
Other general expenses	19,000	18,000	1,000
Total	$683,000	$614,000	$69,000

•	The decrease in legal and professional fees increase is associated with the acquisition and maintenance of the Excelsior Springs project and our listing on the Canadian Stock Exchange (“CSE”) in 2021.

•

The increase in share-based compensation is due to the following:

On March 22, 2021, the Company issued a total of 2,000,000 non-statutory stock options to four individuals, three of which are Directors of the Company, the other an independent technical consultant. Upon vesting, each option is exercisable to purchase one share of common stock at a price of $0.09 per share. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date. The Company recognized share-based compensation expense related to the stock options of $128,000 for 2021. In addition, the Company agreed to issue a total of 300,000 restricted stock units at a price of $0.10 per share to the independent technical consultant helping design our 2021 exploration programs at Excelsior Springs. As such, we have recorded stock-based compensation in the amount of $30,000, with a share-based compensation of $47,548 in 2022 and

On October 12, 2022, the Company granted 2,250,000 options pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the October 2022 options of $106,109 as stock-based compensation. In addition, 675,000 shares were issued to officers and directors with a fair value of $33,750. On August 24, 2022, the Company granted 730,000 options pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the August 2022 options of $43,456 as stock-based compensation.

•	The increase in stock exchange fees was a result of listing on the CSE and other compliance reporting.

For the year ended December 31, 2022, there was a variance of approximately $479,000 for the same period in 2021 in exploration and evaluation expenses. The Company engaged in activities on our exploration programs, including drilling, mapping, permitting, consulting and assay testing which has resulted in additional exploration cost compared to 2021.

Other income and expense:

The revaluation of warrant liability for the twelve months ending December 31, 2022, is based on the following warrants that were issued as part of the private placements as detailed in Note 4 to the financial statements.

Warrant date	12/31/2022	2022 initial valuation	12/31/2021	(Gain) loss on revaluation
October 2022	$21,266	$18,630	$0	$(2,636)
September 2022	115,000	100,656	0	(14,344)
August 31, 2022	95,351	139,255	0	43,904
August 12, 2022	134,067	129,812	0	(4,255)
April 2022	293,698	203,838	0	(89,860)
September 2021	115,122	0	341,145	226,023
May 2021	225,316	0	683,063	457,747
Total	$999,820	$592,191	$1,024,208	$616,579

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

During August, September and October 2022, the Company completed the private placement of four tranches (August 12, 2022; August 31, 2022; September 14, 2022; October 28, 2022) in which we sold 8,807,700 units. We realized total proceeds of $529,908 net of offering costs.

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

Liquidity

As of December 31, 2022, we had approximately $15,000 of cash and a negative working capital of approximately $215,000. This compares to cash on hand of approximately $73,000 and working capital of approximately $74,000 at December 31, 2021.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents and working capital will be sufficient for it to maintain its currently held properties, fund its planned exploration, and fund its currently anticipated general and administrative costs for at least the next 12 months from the date of this report.

However, the Company does expect that it will be required to raise additional funds through public or private equity financings in the future in order to continue in business in the future past the immediate 12-month period. Should such financing not be available in that timeframe, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities on its currently anticipated scheduling.

Capital Management

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the development and exploration of its mineral properties and to maintain a flexible capital structure, which optimizes the costs of capital to an acceptable risk.

As of December 31, 2022, the capital structure of the Company consists of 136,091,400 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Off Balance Sheet Arrangements

We do not engage in any activities involving variable interest entities or off-balance sheet arrangements.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the amounts reported in our financial statements.  The accounting positions described below are significantly affected by accounting estimates.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2022. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

•	Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an independent audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures relating to those transactions; and

•	Certain reports that we prepare and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review, and are not submitted timely to the Board of Directors for review or approval.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position

John C. Power(1)	60	CEO, President, Secretary and Director

Brian Power(1)	57	Director

John Hiner	75	Director

Markus Janser	55	Director

Tyler Minnick	53	CFO

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

Mr. Hiner is a licensed geologist in the State of Washington (2002) and SME registered member (2012) and he has an exploration history of over 45 years with several major mining companies exploring for geothermal energy, precious metals and industrial minerals. He has served as a director and/or officer of mineral exploration and mining development companies and works as an independent consulting geologist for mining companies. Previously, Mr. Hiner was an officer of Geocom Resources Inc. (from 2003 to 2013) and a director of Red Pine Petroleum Ltd. (from 2003 to 2013), Straightup Resources Inc. (from 2017 to 2021) and Gold Basin Resources Corporation (from 2017-2021). Mr. Hiner is currently a director of Golden Lake Exploration Inc. (since 2018).

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

Board Meetings

During the year ended December 31, 2022, Our Board held four meetings and took numerous actions by unanimous written consent.

Committees of the Board of Directors

We currently do not have standing compensation or nominating committees of the Board of Directors. We do have an audit committee that consists of Brian Power, John Hiner and Markus Janser. We plan to form audit, compensation and nominating committees when it is necessary to do so to comply with federal securities laws or to meet listing requirements of a stock exchange or the Nasdaq Capital Market.

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2022, all these filing requirements were satisfied by our officers, directors, and ten- percent holders, except that John Gibbs failed to file three reports, covering twelve transactions in a timely manner and Messrs. Brian Power, Tyler Minnick, Markus Janser, John Hiner and John Power each failed to file one report covering two transactions in a timely manner. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

ITEM 11 – EXECUTIVE COMPENSATION

Director Compensation

The following table shows compensation paid to our directors (excluding compensation included under our summary compensation table above) for service as directors during the year ended December 31, 2022.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	($)	($)*	($)*	($)	($)
John C. Power **	$0	$0	$0	$0	$0
Brian Power	$0	$7,500	$23,580	$0	$31,080
John Hiner	$0	$7,500	$23,580	$0	$31,080
Markus Janser	$0	$7,500	$23,580	$0	$31,080

* Represents the aggregate grant date fair value computed in accordance with FASB 123.

** Compensation disclosed in Executive Compensation table.

Executive Compensation

The table below sets forth, for the last two fiscal years, the compensation earned by our named executive officers consisting of our chief executive officer and chief financial officer. No other executive officer had annual compensation in excess of $100,000 during the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John C. Power,	2022	$30,000	$0	$7,500	$23,580	$0	$0	$0	$61,080
Chief Executive Officer	2021	$30,000	$0	$0	$0	$0	$0	$0	$30,000

Tyler Minnick,	2022	$0	$0	$3,750	$11,790	$0	$0	$21,240	$36,780
Chief Financial Officer(2)	2021	$0	$0	$0	$0	$0	$0	$9,000	$9,000

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers during the year, as of December 31, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)
John C. Power	500,000	0	$0.06	10/12/2032	0
Brian Power	500,000	0	$0.06	10/12/2032	0
John Hiner	500,000	0	$0.06	10/12/2032	0
Markus Janser	500,000	0	$0.06	10/12/2032	0
Tyler Minnick	250,000	0	$0.06	10/12/2032	0

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

Retirement Plans and Benefits

None.

Indemnification of Directors and Officers

Our bylaws contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders,

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law,

•	unlawful payments of dividends or unlawful stock repurchases, or redemptions as provided in Section 174 of the Delaware General Corporation Law, or

•	any transaction from which the director derived an improper personal benefit.

Our bylaws provide that we are required to indemnify our directors and executive officers to the fullest extent permitted by Delaware law. Any repeal of or modification to our restated certificate of incorporation or bylaws may not adversely affect any right or protection of a director or executive officer for or with respect to any acts or omissions of such director or executive officer occurring prior to such amendment or repeal. Our bylaws also provide that we may advance expenses incurred by a director or executive officer in advance of the final disposition of any action or proceeding and permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Delaware law. We believe that these bylaw provisions are necessary to attract and retain qualified persons as directors and officers.

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

The following table shows the number of shares owned as of December 31, 2022, and the percentage of outstanding common stock owned as of that date. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2)	Ownership as a Percentage of Outstanding Common Shares(3)

John C. Power (4)	10,523,238	7.69%

Brian Power (5)	1,850,000	1.35%

John Hiner (5)	1,150,000	0.84%

Markus Janser (5)	1,150,000	0.84%

Tyler Minnick (6)	575,000	0.42%

All officers and directors as a group (five persons)	15,248,238	11.14%

Nubian Resources, Ltd. 2526 Yale Court Abbostford, BC V2S 8G9	50,000,000	36.74%

John Gibbs (7) 807 Wood N Creek Ardmore, OK 73041	40,589,470	28.48%

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

(2)	Under SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this prospectus. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 136,091,400 shares outstanding on December 31, 2022

(4)	Includes 300,000 warrants and 500,000 options.

(5)	Includes 1,000,000 options.

(6)	Includes 250,000 options.

(7)	Includes 5,655,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder; includes 500,000 shares owned by Redwood Microcap Fund, of which Mr. Gibbs is a control person; and includes Warrants exercisable to purchase 6,435,202 shares of Common Stock.

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

The aggregate fees billed for the years ended December 31, 2022, and 2021 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	2022	2021
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$51,900	$40,500

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	–	–

Tax fees - tax compliance, tax advice and tax planning	3,000	5,000

All other fees - services provided by our principal accountants other than those identified above	14,000	5,500

Total fees	$68,900	$51,000

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
(1)	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
(1)	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
(1)	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
(1)	3.2	By-Laws
(1)	4.1	2004 Equity Incentive Plan
(1)	4.2	Form of Subscription Agreement
(1)	4.3	Specimen common stock certificate
(1)	10.1	Lease Agreement
(1)	10.2	Form of Escrow Agreement
(1)	10.3	Amended Trademark Assignment
(1)	10.3.2	Initial Assignment of Trademark
(1)	10.4	Lock-up Letter for Brian Power
(1)	10.5	Lock-up Letter for John C. Power
(1)	10.6	Lock-up Letter for J. Andrew Moorer
(1)	10.7	Amended Fund Escrow Agreement
(1)	10.8	Lease Agreement with Golden West Brewing Company
(1)	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
(1)	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
(1)	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
(1)	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
(1)	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
(1)	10.14	Amended and Restated Assignment and Assumption
(1)	10.15	August 7, 1998 Distribution Agreement
(1)	10.16	Territorial Agreement
(1)	10.17	November 4, 2002 Distribution Agreement
(1)	10.18	June 1, 2001 Authorization
(1)	10.19	.July 22, 2004 Authorization
(1)	10.20	September 1, 2005 Authorization
(1)	10.22	Second Amended Fund Escrow Agreement
(1)	10.23	Contract with New Zealand Hops, Ltd., 2006
(1)	10.24	Contract with New Zealand Hops, Ltd., 2007
(1)	10.25	Second Amended and Restated Assignment and Assumption
(1)	10.26	Third Amended Fund Escrow Agreement
(1)	10.27	Secured Promissory Note with John C. Power
(1)	10.28	Secured Promissory Note with Power Curve, Inc.
(1)	10.29	General Security Agreement with John C. Power and Power Curve, Inc.

(51)	10.30	Production Agreement with Bison Brewing Co.
(51)	10.31	Employment Agreement with David Del Grande
(2)	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
(4)	10.33	Employment Agreement with Mark Simpson
(4)	10.34	Consultation Agreement with Artisan Food and Beverage Group
(5)	10.35	Credit Agreement dated December 11, 2007
(6)	10.36	Promissory Note dated March 12, 2008
(6)	10.37	Security Agreement dated March 12, 2008
(6)	10.38	Guaranty Agreement dated March 12, 2008
(7)	10.39	Convertible Debenture dated December 31, 2008
(7)	10.40	Security Agreement dated December 31, 2008
(7)	10.41	Hypothecation Agreement dated December 31, 2008
(8)	10.42	Mendocino Production Agreement
(9)	10.43	Exclusive Consignment Agency Agreement
(10)	10.44	Settlement Stipulation with BRK Holdings, LLC
(11)	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
(11)	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
(11)	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
(11)	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
(11)	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
(11)	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
(11)	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
(11)	10.52	Factoring Agreement dated April 28, 2009
(12)	10.53	Agreement to Convert Debt Clifford L. Neuman PC
(12)	10.54	Agreement to Convert Debt Clifford L. Neuman
(12)	10.55	Agreement to Convert Debt John Power
(12)	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
(12)	10.57	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.58	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
(12)	10.60	Agreement to Convert Debt Shana Capital, Ltd.
(13)	10.61	Asset Purchase Agreement dated May 7, 2009
(14)	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
(14)	10.63	Articles of Incorporation of Athena Minerals, Inc.
(15)	10.64	Sale and Purchase Agreement and Joint Escrow Instructions dated December 9, 2009
(15)	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions dated January 5, 2010
(15)	10.66	Promissory Note from Athena Minerals, Inc. to John Power dated January 5, 2010
(16)	10.67	Mining Lease and Option to Purchase dated March 11, 2010
(17)	10.68	Intellectual Property Assignment dated June 25, 2010
(18)	10.69	Promissory Notes John C. Power and John D. Gibbs dated June 30, 2010

(19)	10.70	Promissory Note John D. Gibbs dated August 3, 2010
(20)	10.71	Agreement to Convert Debt – Clifford L. Neuman
(21)	10.72	Agreements to Convert Debt – Donaldson and Kirby
(22)	10.73	Agreement to Convert Debt – Clifford L. Neuman
(23)	10.74	Agreement to Convert Debt – Huss and Strachan
(24)	10.75	Stock Purchase Agreement; Indemnity Agreement and Amendment No. 1 to Indemnity Agreement each dated December 31, 2010
(25)	10.76	Consent of Schumacher & Associates dated March 7, 2011
(26)	10.77	Marketing Agreement with Bill Fishkin dated April 1, 2011
(26)	10.78	Agreement to Convert Debt with Donaldson Consulting Services, Inc. dated May 31, 2011
(27)	10.79	Term Sheet with LeRoy Wilkes dated July 14, 2011
(28)	10.80	Accredited Members Agreement dated August 31, 2011
(29)	10.81	Promissory Note – John D. Gibbs dated October 26, 2011
(29)	10.82	Promissory Note – John D. Gibbs dated November 15, 2011
(30)	10.83	Marketing Agreement with Bill Fishkin dated December 1, 2011
(31)	10.84	Advisor Agreement with GVC Capital, LLC dated January 30, 2012
(32)	10.85	Promissory Note – John D. Gibbs dated March 18, 2012
(33)	10.86	Promissory Note – John D. Gibbs dated February 2, 2012
(34)	10.87	Promissory Note – John D. Gibbs dated April 27, 2012
(35)	10.88	Agreement to Convert Debt – John D. Gibbs
(36)	10.89	Promissory Note – John D. Gibbs dated May 22, 2012
(36)	10.90	Assignment of Right to Purchase Property
(37)	10.91	Agreement to Convert Debt – John Donaldson
(38)	10.92	Credit Agreement – John D. Gibbs
(38)	10.93	Form of Credit Note
(39)	10.94	Amendment No. 1 to Langtry Lease Agreement
(40)	10.95	Allonge and Modification Agreement with John D. Gibbs
(41)	10.96	Amendment No. 2 to Langtry Lease Agreement
(42)	10.97	Second Allonge and Modification Agreement with John D. Gibbs
(43)	10.98	Amendment No. 3 to Langtry Lease Agreement
(44)	10.99	Third Allonge and Modification Agreement with John D. Gibbs
(45)	10.100	Promissory Note – Clifford L. Neuman dated April 1, 2015
(46)	10.101	Lease/Purchase Option Agreement
(47)	10.102	Fifth Allonge and Modification Agreement with John D. Gibbs
(48)	10.103	Promissory Note – John Power dated September 12, 2016
(49)	10.104	Agreement to Convert Debt dated May 15, 2018
(50)	10.105	Eighth Allonge and Modification Agreement with John D. Gibbs
(52)	10.106	Tenth Allonge and Modification Agreement with John D. Gibbs
(53)	10.107	Eleventh Allonge and Modification Agreement with John D. Gibbs
(54)	10.108	Amendment No. 1 to Lease with an Option to Purchase dated March 10, 2016

(55)	10.109	NSR Agreement
(56)	10.110	Termination Agreement
(57)	10.111	Twelfth Allonge and Modification Agreement with John Gibbs
(58)	10.112	Letter of Intent dated August 21, 2020
(59)	10.113	Thirteenth Allonge and Modification Agreement with John Gibbs
(60)	10.114	Letter of Intent
(61)	10.115	Option Agreement
(62)	10.116	Option Agreement - Stronghold
(63)	10.117	Agreement to Convert Debt -Power
(64)	10.118	Agreement to Convert Debt -Gibbs
(65)	10.119	Agreement to Convert Debt - Power
(66)	10.120	Certificate of Amendment to Certificate of Amended and Restated Certificate of Incorporation
(67)	10.121	Consulting Agreement - Minnick
(68)	10.122	First Amendment to Option Agreement
(69)	10.123	Share Purchase Agreement dated December 27, 2021
(70)	10.124	Consent of Smythe LLP
(2)	14	Code of Ethics
(1)	21.0	List of Subsidiaries
#	31.1	Certification of the Chief Executive Officer required by Section 13a-14(a) of the Exchange Act.
#	31.2	Certification of the Chief Financial Officer required by Section 13a-14(a) of the Exchange Act.
#	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
#	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	Inline XBRL Instance Document##
	101.SCH	Inline XBRL Schema Document##
	101.CAL	Inline XBRL Calculation Linkbase Document##
	101.LAB	Inline XBRL Label Linkbase Document##
	101.PRE	Inline XBRL Presentation Linkbase Document##
	101.DEF	Inline XBRL Definition Linkbase Document##
	104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

__________________

(1)	Incorporated by reference from the Company's Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and filed with the Commission on April 24, 2007.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March 14, 2008.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2010 and filed with the Commission on June 25, 2010.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 30, 2010 and filed with the Commission on July 28, 2010.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2010 and filed with the Commission on August 4, 2010.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 23, 2010.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 30, 2010.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated August 20, 2010 and filed with the Commission on November 1, 2010.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 15, 2010 and filed with the Commission on November 17, 2010.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2010 and filed with the Commission on January 6, 2011
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2011 and filed with the Commission on March 7, 2011.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 1, 2011 and filed with the Commission on June 2, 2011.
(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 1, 2011 and filed with the Commission on August 3, 2011.
(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 22, 2011 and filed with the Commission on September 9, 2011.
(29)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 26, 2011 and filed with the Commission on January 4, 2012.
(30)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2011 and filed with the Commission on January 5, 2012.
(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on February 9, 2012.
(32)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 18, 2012 and filed with the Commission on March 23, 2012.
(33)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated February 2, 2012 and filed with the Commission on March 26, 2012.
(34)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.
(35)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.
(36)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 22, 2012 and filed with the Commission on May 25, 2012
(37)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 16, 2012 and filed with the Commission on June 19, 2012.
(38)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2012 and filed with the Commission on July 19, 2012.
(39)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 28, 2012 and filed with the Commission on November 29, 2012.
(40)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 5, 2013 and filed with the Commission on June 6, 2013.
(41)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 19, 2013 and filed with the Commission on December 23, 2013.
(42)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2013 and filed with the Commission on January 2, 2014.
(43)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2015 and filed with the Commission on January 21, 2015.
(44)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2014 and filed with the Commission on March 31, 2015.
(45)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2015 and filed with the Commission on May 6, 2015.
(46)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 10, 2016 and filed with the Commission on March 15, 2016.
(47), (48)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2016 and filed with the Commission on October 14, 2016.
(49)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 27, 2018 and filed with the Commission on June 28, 2018.
(50)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2018 and filed with the Commission on August 6, 2018.

(51)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 1, 2007 and filed with the Commission on March 8, 2007
(52)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2019 and filed with the Commission on November 6, 2019.
(53), (54)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 21, 2020 and filed with the Commission on February 24, 2020.
(55), (56)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2020 and filed with the Commission on April 29, 2020.
(57), (58)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2020 and filed with the Commission on August 31, 2020.
(59)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 19, 2020 and filed with the Commission on October 19, 2020.
(60)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 22, 2020 and filed with the Commission on October 28, 2020.
(61)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2020 and filed with the Commission on December 21, 2020.
(62), (63), (64), (65)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 21, 2020 and filed with the Commission on January 5, 2021.
(66)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2021 and filed with the Commission on January 27, 2021.
(67)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 6, 2021 and filed with the Commission on May 12, 2021.
(68)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 10, 2021 and filed with the Commission on November 15, 2021.
(69)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 27, 2021 and filed with the Commission on January 6, 2022.
(70)	Incorporated by reference from the Company’s Current Report on Amended Form 8-K/A dated December 27, 2021 and filed with the Commission on March 14, 2022.
#	Filed herewith
##	Furnished, not filed.

ATHENA GOLD CORPORATION

(Formerly Athena Silver Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Athena Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Athena Gold Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 15, 2023

ATHENA GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

Assets	12/31/22	12/31/21

Current assets
Cash	$15,075	$72,822
Prepaid expenses	32,200	51,166
Total current assets	47,275	123,988

Other assets
Mineral Rights	6,196,114	6,000,000
Total other assets	6,196,114	6,000,000

Total assets	$6,243,389	$6,123,988

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$143,939	$50,373
Accounts payable – related party	30,006	–
Notes payable	106,210	–
Total current liabilities	280,155	50,373

Long term liabilities
Warrant liability	999,820	1,024,208
Total long term liabilities	999,820	1,024,208

Total liabilities	1,279,975	1,074,581

Stockholders' equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 250,000,000 shares authorized, 136,091,400 and 119,858,700 issued and outstanding	13,609	11,986
Additional paid in capital	16,652,603	16,056,561
Accumulated deficit	(11,702,798)	(11,019,140)

Total stockholders' equity	4,963,414	5,049,407

Total liabilities and stockholders' equity	$6,243,389	$6,123,988

See accompanying notes to the financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
	12/31/22	12/31/21

Operating expenses
Exploration, evaluation and project expenses	$617,262	$137,983
General and administrative expenses	682,512	614,478
Total operating expenses	1,299,774	752,461

Net operating loss	(1,299,774)	(752,461)

Interest expense	(463)	(12,192)
Gain on extinguishment of debt	–	3,880
Revaluation of warrant liability	616,579	(269,482)
Net loss	$(683,658)	$(1,030,255)

Weighted average common shares outstanding – basic and diluted	127,608,629	65,902,198

Loss per common share – basic and diluted	$(0.01)	$(0.02)

See accompanying notes to the financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2020	54,887,876	$5,489	$9,897,700	$(9,988,885)	$(85,696)
Conversion of management fees	2,144,444	214	96,286	–	96,500
Stock based compensation	–	–	158,389	–	158,389
Private placement	14,358,700	1,436	740,939	–	742,375
Warrant liability	–	–	(754,726)	–	(754,726)
Common stock issued for mineral property	45,000,000	4,500	5,845,500	–	5,850,000
Common stock issued for debt and accrued interest	3,467,680	347	72,473	–	72,820
Net loss	–	–	–	(1,030,255)	(1,030,255)
December 31, 2021	119,858,700	$11,986	$16,056,561	$(11,019,140)	$5,049,407

December 31, 2021	119,858,700	$11,986	$16,056,561	$(11,019,140)	$5,049,407
Stock based compensation	–	–	197,116	–	197,116
Shares issued for services	675,000	67	33,683	–	33,750
Private placement	15,057,700	1,506	922,484	–	923,990
Warrant liability	–	–	(592,191)	–	(592,191)
Common stock issued for mineral property	500,000	50	34,950	–	35,000
Net loss	–	–	–	(683,658)	(683,658)
December 31, 2022	136,091,400	$13,609	$16,652,603	$(11,702,798)	$4,963,414

See accompanying notes to the financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	12/31/22	12/31/21

Cash flows from operating activities
Net loss	$(683,658)	$(1,030,255)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of debt discount	–	7,324
Revaluation of warrant liability	(616,579)	269,482
Shares issued for services	33,750	–
Share based compensation	197,116	158,389
Gain on forgiveness of debt	–	(3,880)
Change in operating assets and liabilities:
Prepaid expense	18,966	(51,166)
Accounts payable	93,566	(10,776)
Accounts payable – related party	30,006	–
Other liabilities	–	4,241
Net cash used in operating activities	(926,833)	(656,641)

Cash flows from investing activities
Purchase of mineral properties	(29,214)	–
Net cash used in investing activities	(29,214)	–

Cash flows from financing activities
Proceeds from private placement of stock	822,890	742,375
Proceeds from related parties	101,100	12,012
Payments to related parties	–	(33,910)
Payments on notes payable	(25,690)	–
Net cash provided by financing activities	898,300	720,477

Net increase in cash	(57,747)	63,836

Cash, beginning of period	72,822	8,986

Cash, end of period	$15,075	$72,822

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$627
Cash paid for income taxes	$–	$–

Noncash investing and financing activities
Stock issued to payoff note payable	$101,100	$51,270
Common stock issued for mineral properties	$35,000	$5,850,000
Note payable for mineral property	$131,900	$–
Conversion of management fee payable	$–	$96,500
Warrant liability	$592,191	$754,726
Stock issued for accrued interest	$–	$21,550

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

At December 31, 2022, we had not yet achieved profitable operations and we have accumulated losses of approximately $11,700,000 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

The net carrying value of our mineral rights represents the fair value at the time the mineral rights were acquired less accumulated depletion and any impairment losses. Proven and probable reserves have not been established for mineral rights as of December 31, 2022.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2022, and December 31, 2021.

Net Loss per Common Share

The Company incurred net losses during the twelve months ended December 31, 2022, and 2021. At December 31, 2022 and 2021, potentially dilutive shares of common stock representing shares issuable on conversions of debt, options and warrants totaling 29,915,560 and 11,623,510, respectively, have been excluded from diluted net loss per common share because the impact of such inclusion would be anti-dilutive.

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

On June 9, 2022, the Company entered into an Acquisition Agreement (the “Agreement”) to purchase an undivided 100% interest in the Fortunatus and Prout patented lode mining claims in Esmeralda County, Nevada $185,000. The Agreement was completed in July 2022 with the following terms:

•	$25,000 will be settled in cash (Paid July 2022)

•	$35,000 of the purchase price settled by the issuance of 500,000 shares of the Company’s common stock (Issued); and

•	$125,000 will be settled by a loan, repayable by the Company in quarterly installments of $25,000, beginning November 13, 2022 (paid), and continuing until October 13, 2023, at which time the entire remaining unpaid principal balance will be payable. The balance due as of December 31, 2022 is $100,000.

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

On April 24, 2020, the Company agreed to reduce the conversion price from $0.0735 per share to $0.0210 per share. All other terms of the Note remain unchanged, and therefore did not change the cash flows of the Note. The Company determined the transaction was considered an extinguishment because of the change in conversion price in which no gain or loss was recorded according to ASC 470-50. However, because the conversion price was reduced below the $0.03 market value on the date of the change, a beneficial conversion feature resulted from the price reduction in the amount of $21,973, which was accounted for as a discount to the debt and a corresponding increase in additional paid in capital. The debt discount is being amortized on a straight-line basis over one year to interest expense. A total of $7,324 was amortized to interest expense during the twelve months ended December 31, 2021

On November 30, 2021, the Company received a notice of conversion of the Note with a principal balance of $51,270 and a conversion price of $0.021. On December 3, 2021, a total of 2,441,476 were issued. An additional 1,026,204 shares were issued for $21,550 of accrued interest on the same Note, none in 2022.

Note 4 – Common Stock and Warrants

During August, September and October 2022, the Company completed the private placement of four tranches (August 12, 2022; August 31, 2022; September 14, 2022; October 28, 2022) in which we sold 8,807,700 units. Each unit was priced at C$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of C$0.12. The warrants expire 24 months from issue date. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 184,350 broker warrants were granted along with C$14,748 to brokers as a placement fee. We realized total proceeds of C$689,868 net of offering costs. In June 2022, the Company executed a promissory note with John Gibbs for $26,100 at 6% that is payable on demand as part payment for mineral property in escrow. In September 2022, the Company issued 443,110 shares of common stock as a part of the private placement offering to settle $26,100 of notes payable and $463 of accrued interest to Mr. Gibbs.

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value.

Tranche 1 – August 12, 2022:

The warrant liability had an initial value of $129,812 based on 3,247,500 warrants issued. As of December 31, 2022, the warrant liability was valued at $134,067, resulting in a loss on revaluation of warrant liability of $4,255 based on the following assumptions:

Fair value assumptions – warrant liability:	8/12/22	12/31/22
Risk free interest rate	3.25%	4.41%
Expected term (years)	2.0	1.6
Expected volatility	132%	128%

Tranche 2 – August 31, 2022:

The warrant liability had an initial value of $139,255 based on 2,300,000 warrants issued. As of December 31, 2022, the warrant liability was valued at $95,351, resulting in a gain on revaluation of warrant liability of $43,904 based on the following assumptions:

Fair value assumptions – warrant liability:	8/31/22	12/31/22
Risk free interest rate	3.45%	4.41%
Expected term (years)	2.0	1.7
Expected volatility	132%	126%

Tranche 3 – September 14, 2022:

The warrant liability had an initial value of $100,656 based on 2,760,200 warrants issued. As of December 31, 2022, the warrant liability was valued at $115,000, resulting in a loss on revaluation of warrant liability of $14,344 based on the following assumptions:

Fair value assumptions – warrant liability:	9/14/22	12/31/22
Risk free interest rate	3.78%	4.41%
Expected term (years)	2.0	1.7
Expected volatility	134%	125%

Tranche 4 – October 28, 2022:

The warrant liability had an initial value of $18,630 based on 500,000 warrants issued. As of December 31, 2022, the warrant liability was valued at $21,266, resulting in a loss on revaluation of warrant liability of $2,636 based on the following assumptions:

Fair value assumptions – warrant liability:	10/28/22	12/31/22
Risk free interest rate	4.41%	4.41%
Expected term (years)	2.0	1.8
Expected volatility	135%	124%

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

In April 2022 the Company completed a private placement in which we sold 6,250,000 units. Each unit was priced at C$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of C$0.15. The warrants expire April 13, 2025. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 70,000 broker warrants were granted to a Canadian broker as a placement fee. We realized total proceeds of $394,082 net of offering costs. During March 2022, the Company executed two promissory notes with John Gibbs for $50,000 and $25,000 at 6% that is payable on demand. In April 2022, the Company issued 1,181,250 shares out of 3,375,000 shares of common stock in April 2022 at C$.08 per share as a part of the private placement offering to settle $75,000 of notes payable to Mr. Gibbs.

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value.

In April 2022, the warrant liability had an initial value of $203,838. As of December 31, 2022, the warrant liability was valued at $293,698, resulting in a loss on revaluation of warrant liability of $89,860 based on the following assumptions:

Fair value assumptions – warrant liability:	4/13/22	12/31/22
Risk free interest rate	2.57%	4.41%
Expected term (years)	3.0	2.3
Expected volatility	184%	133%

During the twelve months ended December 31, 2021, we sold 14,358,700 shares of common stock in private placements realizing proceeds of $742,375.

On September 30, 2021, the Company completed a private placement in which we sold 3,108,700 units. Each unit was priced at C$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of C$0.15. The warrants expire May 31, 2024. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 91,000 broker warrants were granted to a Canadian broker as a placement fee. We realized total proceeds of $190,552 net of offering costs.

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value.

At December 31, 2021, the warrant liability was valued at $341,145. As of December 31, 2022, the warrant liability was valued at $115,122, resulting in a gain on revaluation of warrant liability of $226,023 based on the following assumptions:

Fair value assumptions – warrant liability:	9/30/21	12/31/21	12/31/22
Risk free interest rate	0.53%	0.97%	4.41%
Expected term (years)	2.7	2.4	1.4
Expected volatility	189%	191%	134%

On May 25, 2021, the Company completed a private placement in which we sold 6,250,000 units. Each unit was priced at C$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of C$0.15. The warrants expire May 31, 2024. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 173,810 broker warrants were granted to a Canadian broker as a placement fee. We realized total proceeds of $401,823 net of offering costs.

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value.

At December 31, 2021, the warrant liability was valued at $683,063. As of December 31, 2022, the warrant liability was valued at $225,316, resulting in a gain on revaluation of warrant liability of $457,747 based on the following assumptions:

Fair value assumptions – warrant liability:	5/25/21	12/31/21	12/31/22
Risk free interest rate	0.30%	0.97%	4.41%
Expected term (years)	3.0	2.4	1.4
Expected volatility	180%	189%	132%

Total outstanding warrants of 24,935,560 as of December 31, 2022, were as follows:

	Warrants Issued						Total

Warrants issued	6,250,000	3,108,700	6,250,000	5,547,500	2,760,200	500,000	24,416,400
Broker warrants issued (1)	173,810	91,000	70,000	104,250	80,100	0	519,160
Issued date	May 21	Sep 21	Apr 22	Aug 22	Sep 22	Oct 22
Expiration date	May 24	May 24	Apr 25	Aug 24	Sep 24	Oct 24
Exercise price (Canadian $)	$0.15	$0.15	$0.15	$0.12	$0.12	$0.12

Balance at December 31, 2020	0	0	0	0	0	0	0
Exercised	0	0	0	0	0	0	0
Issued	6,423,810	3,199,700	0	0	0	0	9,623,510
Expired	0	0	0	0	0	0	0
Balance at December 31, 2021	6,423,810	3,199,700	0	0	0	0	9,623,510
Exercised	0	0	0	0	0	0	0
Issued	0	0	6,320,000	5,651,750	2,840,300	500,000	15,312,050
Expired	0	0	0	0	0	0	0
Balance at December 31, 2022	6,423,810	3,199,700	6,320,000	5,651,750	2,840,300	500,000	24,935,560

(1)	Broker warrants expire 24 months from issue date

During the quarter ended March 31, 2021, we sold 5,000,000 shares of common stock in private placements to six individuals at a price of $0.03 per share, realizing total proceeds of $150,000. Of the 5,000,000 shares sold, 1,750,000 shares were issued on May 28, 2021.

On January 1, 2021 Mr. John Power, the Company’s CEO/CFO agreed to convert accrued management fees totaling $96,500. As a result, we issued 2,144,444 shares common stock at a price of $0.045 per share, none in 2022.

Note 5 – Share Based Compensation

On October 12, 2022, the Company granted 2,250,000 options pursuant to the terms of the Company’s Stock Option Plan. The options were issued to five individuals, the CEO, CFO, and three Directors of the Company. The Black Scholes option pricing model was used to estimate the aggregate fair value of the October 2022 options of $106,109 as stock-based compensation with the following inputs:

Options	Exercise Price	Expected Life	Volatility	Risk Free Interest Rate
2,250,000	$0.06	5.5 years	161.7%	4.1%

On August 24, 2022, the Company granted 730,000 options pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the August 2022 options of $43,456 as stock-based compensation with the following inputs:

Options	Exercise Price	Expected Life	Volatility	Risk Free Interest Rate
730,000	$0.06	5.5 years	177.9%	3.2%

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

The calculations resulted in the total fair value of the options issued to be $190,202. We expense share-based compensation using the straight-line method over the vesting term of the award for our employees and directors and over the expected service term for our non-employee consultants. As such, a stock-based compensation charges totaling of $47,551 and $128,389 have been charged during the twelve months ended December 31, 2022, and December 31, 2021, respectively.

A summary of the stock options as of December 31, 2022, and changes during the periods are presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	0	$0.00	0	$0
Exercised	0	0	0	0
Issued	2,000,000	0.09	4.2	0
Canceled	0	0	0	0
Balance at December 31, 2021	2,000,000	0.09	4.2	80,000
Exercised	0	0	0	0
Issued	2,980,000	0.06	10.0	0
Canceled	0	0	0	0
Balance at December 31, 2022	4,980,000	0.07	7.1	0
Options exercisable at December 31, 2022	4,480,000	0.07	7.6	0

Also, on March 22, 2021, the Company agreed to issue a total of 300,000 restricted stock units at a price of $0.10 per share to the independent technical consultant helping design our 2021 exploration programs at Excelsior Springs. However, the shares shall not be issued until such time the individual either provides a written request or his termination date, whichever is sooner. The shares shall have no voting rights until issued. As such, we have recorded stock-based compensation in the amount of $30,000.

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

Management Fees

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena, $30,000 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. Mr. Power submits expense reports for ordinary business expenses with a balance due as of December 31, 2022 of $30,006.

On January 1, 2021, the Company agreed to convert the $96,500 balance of management fees due Mr. Power into 2,144,444 shares of common stock at a price of $0.045 per share.

Note Payable

During March 2022, the Company executed two promissory notes with John Gibbs for $50,000 and $25,000 at 6% that is payable on demand. In April 2022, the Company issued 1,181,250 shares out of 3,375,000 shares of common stock in April 2022 at C$.08 per share as a part of the private placement offering to settle $75,000 of notes payable to Mr. Gibbs, for total proceeds of C$234,675.

In June 2022, the Company executed a promissory note with John Gibbs for $26,100 at 6% that is payable on demand as part payment for mineral property in escrow. In September 2022, the Company issued 443,110 shares out of 860,200 shares of common stock in September 2022 at C$.08 per share as a part of the private placement offering to settle $26,100 of notes payable and $463 of accrued interest to Mr. Gibbs, for total proceeds of C$68,816.

Sales of Common Stock

On May 25, 2021, the Company sold 2,200,000 units in its private placement at a price of C$0.08 to Mr. Gibbs, realizing net proceeds of $144,848. During the same private placement, Mr. Power purchased 300,000 units realizing net proceeds of $19,752.

On January 15, 2021, the Company sold 250,000 shares of common stock at a price of $0.03 per share in a private placement to Mr. Gibbs, realizing total proceeds of $7,500.

Note 8 – Income Taxes

The Company is current on all its corporate tax filings. Tax year 2022 will be extended if not filed by its due date. Tax returns filed for the years 2018 through 2021 are open for examination from taxing authorities.

Due to the enactment of the Tax Reform Act of 2018, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Our estimated net operating loss carry forward as of December 31, 2022, is $6,755,942, which may be used to offset future income taxes. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2022 and 2021 is as follows:

	Years Ended December 31,
	2022	2021
Expected federal income tax benefit at statutory rate	$224,568	$216,354
State taxes	94,532	91,075
Change in valuation allowance	(319,100)	(307,429)
Income tax benefit	$–	$–

Our deferred tax assets as of December 31, 2022, and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Net operating loss	$2,015,974	$1,696,874
Valuation allowance	(2,015,974)	(1,696,874)
Deferred tax assets, net of valuation allowance	$–	$–

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

Note 9 – Subsequent Events

On January 16, 2023, the Company granted 250,000 stock options to a consultant. The options vest 50% immediately and 50% one year from issuance, exercisable at C$0.09 and expire in 5 years.

On January 21, 2023, the Company executed a note payable to John Gibbs for $25,000 at 6% that is payable on demand.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA GOLD CORPORATION

Date: March 15, 2023	By: /s/ John C. Power John C. Power Chief Executive Officer, President, Secretary & Director (Principal Executive Officer)

Date: March 15, 2023	By: /s/ Tyler Minnick Tyler Minnick Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power John C. Power	Chief Executive Officer, President, Secretary & Director (Principal Executive Officer)	March 15, 2023
March 15, 2023
/s/ Brian Power Brian Power	Director

/s/ John Hiner John Hiner	Director	March 15, 2023

/s/ Markus Janser Markus Janser	Director	March 15, 2023

/s/ Tyler Minnick Tyler Minnick	Chief Financial Officer (Principal Accounting Officer)	March 15, 2023

53