Form 10-Q
period 2023-03-31
ATHENA GOLD CORP
filed 2023-05-04
CIK 1304409

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

On May 3, 2023, there were 150,591,400 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATHENA GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	3/31/23	12/31/22
Assets

Current assets
Cash	$3,425	$15,075
Prepaid expenses	16,000	32,200
Total current assets	19,425	47,275

Other assets
Mineral Rights	6,196,114	6,196,114
Total other assets	6,196,114	6,196,114

Total assets	$6,215,539	$6,243,389

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$158,337	$143,939
Accounts payable - related party	100,060	30,006
Advanced deposits	25,000	–
Note payable	79,140	106,210
Note payable - related party	25,000	–
Total current liabilities	387,537	280,155

Long term liabilities
Warrant liability	603,127	999,820
Total long term liabilities	603,127	999,820

Total liabilities	990,664	1,279,975

Stockholders' equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 250,000,000 shares authorized, 136,091,400 issued and outstanding	13,609	13,609
Additional paid in capital	16,674,603	16,652,603
Accumulated deficit	(11,463,337)	(11,702,798)

Total stockholders' equity	5,224,875	4,963,414

Total liabilities and stockholders' equity	$6,215,539	$6,243,389

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	3/31/23	3/31/22

Operating expenses
Exploration, evaluation and project expenses	$16,768	$192,566
General and administrative expenses	140,464	137,588
Total operating expenses	157,232	330,154

Net operating loss	(157,232)	(330,154)

Revaluation of warrant liability	396,693	592,098
Net income	$239,461	$261,944

Weighted average common shares outstanding – basic and diluted	136,091,400	119,858,700

Income per common share – basic and diluted	$0.00	$0.00

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2021	119,858,700	$11,986	$16,056,561	$(11,019,140)	$5,049,407
Stock based compensation	–	–	11,888	–	11,888
Net income	–	–	–	261,944	261,944
March 31, 2022	119,858,700	$11,986	$16,068,449	$(10,757,196)	$5,323,239

December 31, 2022	136,091,400	$13,609	$16,652,603	$(11,702,798)	$4,963,414
Stock based compensation	–	–	22,000	–	22,000
Net income	–	–	–	239,461	239,461
March 31, 2023	136,091,400	$13,609	$16,674,603	$(11,463,337)	$5,224,875

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	3/31/23	3/31/22

Cash flows from operating activities
Net income	$239,461	$261,944
Adjustments to reconcile net income to net cash used in operating activities
Revaluation of warrant liability	(396,693)	(592,098)
Share based compensation	22,000	11,888
Change in operating assets and liabilities:
Prepaid expense	16,200	10,825
Accounts payable	14,398	199,766
Accounts payable - related party	70,054	–
Advanced deposits	25,000	–

Net cash used in operating activities	(9,580)	(107,675)

Cash flows from financing activities
Proceeds from note payable - related parties	25,000	75,000
Payments on notes payable	(27,070)	–

Net cash provided by (used in) financing activities	(2,070)	75,000

Net decrease in cash	(11,650)	(32,675)

Cash, beginning of period	15,075	72,822

Cash, end of period	$3,425	$40,147

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

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

Basis of Presentation

We prepared these interim financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month periods ended March 31, 2023 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

At March 31, 2023, we had not yet achieved profitable operations and we have accumulated losses of approximately $11,000,000 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Earnings per Common Share

The Company incurred a net income for the three months ended March 31, 2023 and 2022, respectively. In periods where the Company has a net income certain options and warrants are included in the computation of diluted shares outstanding, however, the options and warrants were not included in the calculation because they were “out-of-the money”.

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

Note 3 – Common Stock and Warrants

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

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. Outstanding subscription warrants were valued as of March 31, 2023, with various inputs using a Black Scholes model, broker warrants are valued at the time of issuance. The following is a summary of warrants issued and outstanding as of March 31, 2023:

Date Issued	Date Expired	Exercise Price (CAD)	Valuation	Volatility	Warrants Issued

Subscription Warrants
5/25/2021	5/31/2024	$0.15	$121,656	119%	6,250,000
9/30/2021	5/31/2024	$0.15	61,198	119%	3,108,700
4/14/2022	4/13/2025	$0.15	180,405	118%	6,250,000
8/12/2022	8/12/2024	$0.12	86,929	124%	3,247,500
8/31/2022	8/31/2024	$0.12	63,022	125%	2,300,000
9/14/2022	9/14/2024	$0.12	75,738	124%	2,760,200
10/24/2022	10/24/2024	$0.12	14,179	122%	500,000

Broker Warrants
5/25/2021	5/31/2023	$0.15			173,810
9/30/2021	9/30/2023	$0.15			91,000
4/14/2022	4/13/2025	$0.15			70,000
8/31/2022	8/31/2024	$0.12			104,250
9/14/2022	9/14/2024	$0.12			80,100
			$603,127		24,935,560

The following is a summary of warrants exercised, issued and expired:

Total

Balance at December 31, 2021	9,623,510
Exercised	–
Issued	15,312,050
Expired	–
Balance at December 31, 2022	24,935,560
Exercised	–
Issued	–
Expired	–
Balance at March 31, 2023	24,935,560

Note 4 – Share Based Compensation

On January 16, 2023, the Company granted 250,000 options at a price of $0.0675 pursuant to the terms of the Company’s Stock Option Plan. The options were issued to a consultant to the Company. The options were valued at $13,267 on the grant date and 50% vested on grant date with the remaining 50% vesting one year from grant date. Stock-Based Compensation (SBC) expense totaling $7,738 for the three months ending March 31, 2023.

On October 12, 2022, the Company granted 2,250,000 options at a price of $0.06 pursuant to the terms of the Company’s Stock Option Plan. The options were issued to five individuals, the CEO, CFO, and three Directors of the Company. The options were valued at $106,109 and charged to SBC expense on the grant date and 100% vested.

On August 24, 2022, the Company granted 730,000 options at a price of $0.06 pursuant to the terms of the Company’s Stock Option Plan. The options were issued to a consultant to the Company. The options were valued at $43,456 and charged to SBC expense on the grant date and 100% vested.

On March 22, 2021, the Company granted 2,000,000 options at a price of $0.09 to four individuals, three Directors of the Company, the other a consultant to the Company. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date. The options were valued at $190,202 on the grant date and 50% vested on grant date with 25% vesting one year from grant date and the remaining 25% vesting two years from grant date. SBC expense totaling $14,262 for the three months ending March 31, 2023.

A summary of the stock options as of March 31, 2023, and changes during the periods are presented below:

							SBC Expense - 3 Months Ending
Grant Date	Expiration Date	Exercise Price	Valuation	Volatility	Options Granted	Expected Life (Yrs)	3/31/2023	3/31/2022

3/22/2021	3/22/2026	$0.0900	$190,202	211%	2,000,000	3.4	$14,262	$11,888
8/24/2022	8/24/2032	$0.0600	$43,456	178%	730,000	5.5	–	–
10/12/2022	10/12/2032	$0.0600	$106,109	162%	2,250,000	5.5	–	–
1/16/2023	1/16/2028	$0.0675	$13,267	174%	250,000	3.3	7,738	–
							$22,000	$11,888

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2021	2,000,000	$0.09	4.2	$80,000
Exercised	–	–	–	–
Issued	2,980,000	0.06	10.0	–
Canceled	–	–	–	–
Balance at December 31, 2022	4,980,000	0.07	7.1	–
Exercised	–	–	–	–
Issued	250,000	0.068	5.0	–
Canceled	–	–	–	–
Balance at March 31, 2023	5,230,000	0.07	6.8	–
Options exercisable at March 31, 2023	5,105,000	0.07	6.8	–

Note 5 – Commitments and Contingencies

We are subject to various commitments and contingencies.

Note 6 – Related Party Transactions

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

Management Fees

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena, $7,500 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations. Mr. Power submits expense reports and makes advances to the Company for ordinary business expenses with a balance due as of March 31, 2023 of $100,060.

Note Payable

In January 2023, the Company executed a promissory note with John Gibbs for $25,000 at 6% that is payable on demand.

In March 2023, the Company received an advance deposit of $25,000 from John Gibbs.

Note 7 – Subsequent Events

Effective April 24, 2023, the Company completed the sale of an aggregate of C$1,015,000 of its Units at a purchase price of C$.07 per Unit for a total of 14,500,000 Units. Each Unit consisted of one share of Common Stock and one common stock purchase warrant exercisable for two years to purchase one additional share of Common Stock at a price of C$0.10 per share. The Company paid finders’ fees in the amount of C$7,921 in connection with the sale of the Units. The finders were also entitled to 6% warrants based on the number of Units sold and received 220,303 broker warrants. These shares have not been issued as of the date of this filing.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

	Three Months Ended
	3/31/23	3/31/22

Operating expenses
Exploration, evaluation and project expenses	$16,768	$192,566
General and administrative expenses	140,464	137,588
Total operating expenses	157,232	330,154

Net operating loss	(157,232)	(330,154)

Revaluation of warrant liability	396,693	592,098
Net income	$239,461	$261,944

Operating expenses:

For the three months ending March 31, 2023, the Company increased general and administrative expenses by approximately $2,000. The increase was due to the following approximate year over year variances:

Three months ending	3/31/2023	3/31/2022	Variance
Legal and other professional fees	$85,000	$97,000	$(12,000)
Share based compensation	22,000	12,000	10,000
Stock exchange fees and related expenses	25,000	23,000	2,000
Other general expenses	8,000	6,000	2,000
Total	$140,000	$138,000	$2,000

•	Legal and other professional fees changed for the three months ending March 31 compared to prior year, resulting from the listing on the Canadian Securities Exchange and other compliance requirements. Additionally, prior year included marketing costs that had a reduction in 2023.
•	Share based compensation was higher in 2023 with the issuance of options in January that were 50% vested on grant date with the remaining share based compensation recognized on a straight line basis for the remaining year until the options are fully vested resulting in $7,738 expense along with $14,262 from options that were issued in 2021. Compared to options that were issued in 2021 that had a related expense of $11,888 for the three months ending March 31, 2022.
•	Stock exchange fees and related expenses were similar to prior year.
•	Other general expenses were similar to prior year.

During the three months ended March 31, 2023 and 2022, we incurred approximately $17,000 and $193,000, respectively of exploration costs, which were costs associated with our RC drill program on our flagship Excelsior Springs project in 2022. The Company did not have an active drill program for the three months ended March 31, 2023.

Other income and expense:

The revaluation of warrant liability for the three months ending March 31, 2023 is based on the following warrants that were issued as part of the private placements as detailed in Note 4 to the financial statements.

Twelve months ending (Warrant date)	3/31/2023	12/31/2022	Gain on revaluation
October 2022	$14,179	$21,266	$7,087
September 2022	75,738	115,000	39,262
August 2022	149,951	229,418	79,467
April 2022	180,405	293,698	113,293
September 2021	61,198	115,122	53,924
May 2021	121,656	225,316	103,660
Total	$603,127	$999,820	$396,693

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

At March 31, 2023, we had not yet achieved profitable operations and we have accumulated losses of approximately $11,000,000 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Liquidity

As of March 31, 2023, we had approximately $3,000 of cash and a negative working capital of approximately $368,000. As of December 31, 2022, we had approximately $15,000 of cash and a negative working capital of approximately $215,000.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Three Months Ended
	3/31/23	3/31/22
Net cash used in operating activities	$(9,580)	$(107,675)
Net cash provided by (used in) financing activities	(2,070)	75,000
Net increase in cash	(11,650)	(32,675)
Cash, beginning of period	15,075	72,822
Cash, end of period	$3,425	$40,147

Net cash used in operating activities:

Net cash used in operating activities was approximately $10,000 and approximately $108,000 during the three months ended March 31, 2023 and 2022, respectively.

Cash used in operating activities during the three months ended March 31, 2023, is primarily attributed to the increase in accounts payable and advanced deposits of $95,000

Net cash provided by financing activities:

Cash used in financing activities was approximately $2,000 and provided approximately $75,000 during the three months ended March 31, 2023 and 2022, respectively.

During March 2023, the Company executed a promissory note with John Gibbs for $25,000 at 6% that is payable on demand. The note were converted into shares as part of the private placement in April 2023.

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

As of March 31, 2023, the capital structure of the Company consists of 136,091,400 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

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

If we establish proven and probable reserves for a mineral property and establish that the mineral property can be economically developed, mineral rights will be amortized over the estimated useful life of the property following the commencement of commercial production or expensed if it is determined that the mineral property has no future economic value or if the property is sold or abandoned. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Proven and probable reserves have not been established for any mineral rights as of March 31, 2023.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure and insufficient formal management review processes over certain financial and accounting reports as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2022.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I. Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ATHENA SILVER CORPORATION

Dated: May 4, 2023	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President,
Secretary & Director
(Principal Executive Officer)

ATHENA SILVER CORPORATION

Dated: May 4, 2023	By:	/s/ Tyler J. Minnick
Tyler J. Minnick
Chief Financial Officer
(Principal Accounting Officer)

