Form 10-Q
period 2023-06-30
ATHENA GOLD CORP
filed 2023-08-14
CIK 1304409

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

On August 11, 2023, there were 150,591,400 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATHENA GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	6/30/23	12/31/22
Assets

Current assets
Cash	$316,968	$15,075
Prepaid expenses	76,000	32,200
Total current assets	392,968	47,275

Other assets
Mineral Rights	6,196,114	6,196,114
Total other assets	6,196,114	6,196,114

Total assets	$6,589,082	$6,243,389

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$213,571	$143,939
Accounts payable - related party	58,043	30,006
Note payable	52,070	106,210
Total current liabilities	323,684	280,155

Long term liabilities
Warrant liability	1,172,527	999,820
Total long term liabilities	1,172,527	999,820

Total liabilities	1,496,211	1,279,975

Stockholders' equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 250,000,000 shares authorized, 150,591,400 issued and outstanding as of June 30, 2023, 136,091,400 issued and outstanding as of December 31, 2022	15,059	13,609
Additional paid in capital	16,818,904	16,652,603
Accumulated deficit	(11,741,092)	(11,702,798)

Total stockholders' equity	5,092,871	4,963,414

Total liabilities and stockholders' equity	$6,589,082	$6,243,389

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	6/30/23	6/30/22	6/30/23	6/30/22

Operating expenses
Exploration, evaluation and project expenses	$187,429	$113,497	$204,197	$306,063
General and administrative expenses	120,993	95,862	261,457	233,450
Total operating expenses	308,422	209,359	465,654	539,513

Net operating loss	(308,422)	(209,359)	(465,654)	(539,513)

Revaluation of warrant liability	30,667	(623,776)	427,360	(31,678)
Net loss	$(277,755)	$(833,135)	$(38,294)	$(571,191)

Weighted average common shares outstanding – basic and diluted	146,926,565	124,798,260	141,538,914	122,342,125

Income per common share – basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2021	119,858,700	$11,986	$16,056,561	$(11,019,140)	$5,049,407
Stock based compensation	–	–	11,888	–	11,888
Net income	–	–	–	261,944	261,944
March 31, 2022	119,858,700	$11,986	$16,068,449	$(10,757,196)	$5,323,239

Private placement	6,250,000	625	393,457	–	394,082
Warrant liability	–	–	(203,838)	–	(203,838)
Common stock issued for mineral property	500,000	50	34,950	–	35,000
Stock based compensation	–	–	11,888	–	11,888
Net loss	–	–	–	(833,135)	(833,135)
June 30, 2022	126,608,700	$12,661	$16,304,906	$(11,590,331)	$4,727,236

December 31, 2022	136,091,400	13,609	16,652,603	(11,702,798)	4,963,414
Stock based compensation	–	–	22,000	–	22,000
Net income	–	–	–	239,461	239,461
March 31, 2023	136,091,400	$13,609	$16,674,603	$(11,463,337)	$5,224,875

Private placement	14,500,000	1,450	742,710	–	744,160
Warrant liability	–	–	(600,067)	–	(600,067)
Stock based compensation	–	–	1,658	–	1,658
Net loss	–	–	–	(277,755)	(277,755)
June 30, 2023	150,591,400	$15,059	$16,818,904	$(11,741,092)	$5,092,871

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	6/30/23	6/30/22

Cash flows from operating activities
Net loss	$(38,294)	$(571,191)
Adjustments to reconcile net loss to net cash used in operating activities
Revaluation of warrant liability	(427,360)	31,678
Share based compensation	23,658	23,776
Change in operating assets and liabilities:
Prepaid expense	(43,800)	42,199
Accounts payable	69,632	41,212
Accounts payable - related party	28,037	–

Net cash used in operating activities	(388,127)	(432,326)

Cash flows from investing activities
Purchase of mineral properties	–	(3,114)

Net cash used in investing activities	–	(3,114)

Cash flows from financing activities
Proceeds from related parties	25,000	75,000
Payments on notes payable	(54,140)	–
Proceeds from private placement of stock	719,160	319,082

Net cash provided by financing activities	690,020	394,082

Net decrease in cash	301,893	(41,358)

Cash, beginning of period	15,075	72,822

Cash, end of period	$316,968	$31,464

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Noncash investing and financing activities
Stock issued to payoff note payable	$25,000	$75,000
Common stock issued for mineral properties	$–	$35,000
Related party note payable for mineral property	$–	$26,100
Warrant liability	$600,067	$203,838

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

Basis of Presentation

We prepared these interim financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2023 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

At June 30, 2023, we had not yet achieved profitable operations and we have accumulated losses of approximately $12,000,000 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Loss per Common Share

The Company incurred a net loss for the three and six months ended June 30, 2023 and 2022, respectively. In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. As of June 30, 2023, there were 5,230,000 options and 39,482,053 warrants. As of June 30, 2022, there were 2,000,000 options and 15,608,700 warrants.

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

Note 3 – Common Stock and Warrants

In April 2023 the Company completed a private placement in which we sold 14,500,000 units. Each unit was priced at C$0.07 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of C$0.10. The warrants expire April 24, 2025. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 220,303 broker warrants were granted to a Canadian broker and C$7,921 as a placement fee. We realized total proceeds of $744,160 net of offering costs. During January 2023, the Company executed a promissory note with John Gibbs for $25,000. In April 2023, the Company issued 357,143 shares out of 1,428,571 shares of common stock in April 2023 at C$0.07 per share as a part of the private placement offering to settle $25,000 of notes payable to Mr. Gibbs.

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

In April 2022 the Company completed a private placement in which we sold 6,250,000 units. Each unit was priced at C$0.08 and consisted of one share of the Company’s common stock and one stock purchase warrant granting the holder the right to purchase one additional share of common stock at a price of C$0.15. The warrants expire April 13, 2025. All securities issued in connection with the offering are subject to restrictions on resale in Canada and the United States pursuant to applicable securities laws and the policies of any applicable stock exchange. An additional 70,000 broker warrants were granted to a Canadian broker as a placement fee. We realized total proceeds of $394,082 net of offering costs. During March 2022, the Company executed two promissory notes with John Gibbs for $50,000 and $25,000 at 6% that is payable on demand. In April 2022, the Company issued 1,181,250 shares out of 3,375,000 shares of common stock in April 2022 at C$0.08 per share as a part of the private placement offering to settle $75,000 of notes payable to Mr. Gibbs.

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. Outstanding subscription warrants were valued as of June 30, 2023, with various inputs using a Black Scholes model, broker warrants are valued at the time of issuance. The following is a summary of warrants issued and outstanding as of June 30, 2023:

Date Issued	Date Expired	Exercise Price (CAD)	Valuation	Volatility	Warrants Issued

Subscription Warrants
5/25/2021	5/31/2024	$0.15	$100,510	102%	6,250,000
9/30/2021	5/31/2024	$0.15	50,783	102%	3,108,700
4/14/2022	4/13/2025	$0.15	206,512	120%	6,250,000
8/12/2022	8/12/2024	$0.12	79,562	106%	3,247,500
8/31/2022	8/31/2024	$0.12	56,809	104%	2,300,000
9/14/2022	9/14/2024	$0.12	71,399	107%	2,760,200
10/24/2022	10/24/2024	$0.12	14,947	115%	500,000
4/24/2023	4/24/2025	$0.10	592,005	119%	14,500,000

Broker Warrants
9/30/2021	9/30/2023	$0.15			91,000
4/14/2022	4/13/2025	$0.15			70,000
8/31/2022	8/31/2024	$0.12			104,250
9/14/2022	9/14/2024	$0.12			80,100
4/24/2023	4/24/2025	$0.10			220,303
			$1,172,527		39,482,053

The following is a summary of warrants exercised, issued and expired:

Total

Balance at December 31, 2021	9,623,510
Exercised	0
Issued	15,312,050
Expired	0
Balance at December 31, 2022	24,935,560
Exercised	0
Issued	14,720,303
Expired	(173,810)
Balance at June 30, 2023	39,482,053

Note 4 – Share Based Compensation

On January 16, 2023, the Company granted 250,000 options at a price of $0.0675 pursuant to the terms of the Company’s Stock Option Plan. The options were issued to a consultant to the Company. The options were valued at $13,267 on the grant date and 50% vested on grant date with the remaining 50% vesting one year from grant date. Stock-Based Compensation (SBC) expense totaling $9,396 for the six months ending June 30, 2023.

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

On March 22, 2021, the Company granted 2,000,000 options at a price of $0.09 to four individuals, three Directors of the Company, the other a consultant to the Company. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date. The options were valued at $190,202 on the grant date and 50% vested on grant date with 25% vesting one year from grant date and the remaining 25% vesting two years from grant date. SBC expense totaling $14,262 for the six months ending June 30, 2023.

A summary of the stock options as of June 30, 2023, and changes during the periods are presented below:

							SBC Expense - 6 Months Ending
Grant Date	Expiration Date	Exercise Price	Valuation	Volatility	Options Granted	Expected Life (Yrs)	6/30/2023	6/30/2022

3/22/2021	3/22/2026	$0.0900	$190,202	211%	2,000,000	3.4	$14,262	$23,776
8/24/2022	8/24/2032	$0.0600	$43,456	178%	730,000	5.5	0	0
10/12/2022	10/12/2032	$0.0600	$106,109	162%	2,250,000	5.5	0	0
1/16/2023	1/16/2028	$0.0675	$13,267	174%	250,000	3.3	9,396	0
							$23,658	$23,776

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2021	2,000,000	$0.09	4.2	$80,000
Exercised	0	0	0	0
Issued	2,980,000	0.06	10.0	0
Canceled	0	0	0	0
Balance at December 31, 2022	4,980,000	0.07	7.1	0
Exercised	0	0	0	0
Issued	250,000	0.068	5.0	0
Canceled	0	0	0	0
Balance at June 30, 2023	5,230,000	0.07	6.5	0
Options exercisable at June 30, 2023	5,105,000	0.07	6.6	0

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

Each of the four Board of Directors received a $7,500 annual director’s fee for a total of $30,000.

Advances Payable

Mr. Power makes advances to the Company for ordinary business expenses with a balance due as of June 30, 2023 of $58,043.

Note Payable

In January 2023, the Company executed a promissory note with John Gibbs for $25,000 at 6% that is payable on demand. The amount were converted into equity as part of the April 2023 private placement.

Note 7 – Subsequent Events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Gold Corporation.

The following discussion and analysis provide information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and our interim unaudited consolidated financial statements and notes thereto included with this report in Part I. Item 1.

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

Results of Operations for the Three Months Ended June 30, 2023 and 2022

	Three Months Ended
	6/30/23	6/30/22

Operating expenses
Exploration, evaluation and project expenses	$187,429	$113,497
General and administrative expenses	120,993	95,862
Total operating expenses	308,422	209,359

Net operating loss	(308,422)	(209,359)

Revaluation of warrant liability	30,667	(623,776)
Net loss	$(277,755)	$(833,135)

Results of Operations for the Six Months Ended June 30, 2023 and 2022

	Six Months Ended
	6/30/23	6/30/22

Operating expenses
Exploration, evaluation and project expenses	$204,197	$306,063
General and administrative expenses	261,457	233,450
Total operating expenses	465,654	539,513

Net operating loss	(465,654)	(539,513)

Revaluation of warrant liability	427,360	(31,678)
Net loss	$(38,294)	$(571,191)

Operating expenses:

For the three months ending June 30, 2023, the Company increased general and administrative expenses by approximately $25,000. The increase was due to the following approximate year over year variances:

Three months ending	6/30/2023	6/30/2022	Variance
Legal and other professional fees	$97,000	$69,000	$28,000
Share based compensation	2,000	12,000	(10,000)
Stock exchange fees and related expenses	15,000	7,000	8,000
Other general expenses	7,000	8,000	(1,000)
Total	$121,000	$96,000	$25,000

For the six months ending June 30, 2023, the Company increased general and administrative expenses by approximately $28,000. The increase was due to the following approximate year over year variances:

Six months ending	6/30/2023	6/30/2022	Variance
Legal and other professional fees	$182,000	$166,000	$16,000
Share based compensation	24,000	24,000	0
Stock exchange fees and related expenses	35,000	33,000	2,000
Other general expenses	20,000	10,000	10,000
Total	$261,000	$233,000	$28,000

•	Legal and other professional fees changed for the three months ending June 30 compared to prior year, resulting from each of the four Board of Directors received a $7,500 annual director’s fee for a total of $30,000.
•	Share based compensation was lower for the three months ending June 30 compared to prior year with the issuance of options in January that were 50% vested on grant date with the remaining share based compensation recognized on a straight line basis for the remaining year until the options are fully vested resulting in $1,658 expense compared to $11,888 SBC expense in 2022. The options issued prior to 2023 have been fully vested.
•	Stock exchange fees and related expenses were higher for the three months ending June 30 compared to prior year due to attending and making a company presentation at a conference in May.
•	Other general expenses were similar to prior year.

During the three and six months ended June 30, 2023, we incurred approximately $187,000 and $204,000, respectively of exploration costs, which were costs associated with our RC drill program on our flagship Excelsior Springs project. This is in comparison from the three and six months ended June 30, 2022 of approximately $113,000 and $306,000, respectively.

Other income and expense:

The revaluation of warrant liability for the three and six months ended June 30, 2023 is based on the following warrants that were issued as part of the private placements as detailed in Note 4 to the financial statements.

Warrant date	6/30/2023	3/31/2023	12/31/2022
April 2023	$592,005	$0	$0
October 2022	14,947	14,179	21,266
September 2022	71,399	75,738	115,000
August 2022	136,371	149,951	229,418
April 2022	206,512	180,405	293,698
September 2021	50,783	61,198	115,122
May 2021	100,510	121,656	225,316
Total	$1,172,527	$603,127	$999,820
April 2023 initial valuation	600,067
Revaluation of warrant liability	$427,360	$396,693

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

At June 30, 2023, we had not yet achieved profitable operations and we have accumulated losses of approximately $12,000,000 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

We have financed our capital requirements primarily through borrowings from related parties and equity financing. We expect to meet our future financing needs and working capital and capital expenditure requirements through additional borrowings and offerings of debt or equity securities, although there can be no assurance that our future financing efforts will be successful. The terms of future financing could be highly dilutive to existing shareholders. Currently, there are no arrangements in place for additional equity funding or new loans.

Liquidity

As of June 30, 2023, we had approximately $317,000 of cash and a positive working capital of approximately $70,000. As of December 31, 2022, we had approximately $15,000 of cash and a negative working capital of approximately $230,000.

The Company expects that it will operate at a loss for the foreseeable future and believes the current cash and cash equivalents and working capital will be sufficient for it to maintain its currently held properties, fund its planned exploration, and fund its currently anticipated general and administrative costs for at least the next 12 months from the date of this report.

However, the Company does expect that it will be required to raise additional funds through public or private equity financing in the future in order to continue in business in the future past the immediate 12-month period. Should such financing not be available in that timeframe, the Company will be required to reduce its activities and will not be able to carry out all of its presently planned exploration and, if warranted, development activities on its currently anticipated scheduling.

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Six Months Ended
	6/30/23	6/30/22
Net cash used in operating activities	$(388,127)	$(432,326)
Net cash used in investing activities	0	(3,114)
Net cash provided by financing activities	690,020	394,082
Net increase in cash	301,893	(41,358)
Cash, beginning of period	15,075	72,822
Cash, end of period	$316,968	$31,464

Net cash used in operating activities:

Net cash used in operating activities was approximately $390,000 and approximately $430,000 during the six months ended June 30, 2023 and 2022, respectively.

Cash used in operating activities during the six months ended June 30, 2023, is primarily attributed to the increase in accounts payable and other liabilities.

Net cash provided by financing activities:

Cash provided by financing activities was approximately $690,000 and provided approximately $394,000 during the six months ended June 30, 2023 and 2022, respectively.

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

As of June 30, 2023, the capital structure of the Company consists of 150,591,400 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

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

If we establish proven and probable reserves for a mineral property and establish that the mineral property can be economically developed, mineral rights will be amortized over the estimated useful life of the property following the commencement of commercial production or expensed if it is determined that the mineral property has no future economic value or if the property is sold or abandoned. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Proven and probable reserves have not been established for any mineral rights as of June 30, 2023.

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

ATHENA SILVER CORPORATION

Dated: August 14, 2023	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President,
Secretary & Director
(Principal Executive Officer)

ATHENA SILVER CORPORATION

Dated: August 14, 2023	By:	/s/ Tyler J. Minnick
Tyler J. Minnick
Chief Financial Officer
(Principal Accounting Officer)

