Form 10-Q
period 2023-09-30
ATHENA GOLD CORP
filed 2023-11-13
CIK 1304409

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

On November 11, 2023, there were 150,591,400 shares  of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATHENA GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	9/30/23	12/31/22
Assets

Current assets
Cash	$37,261	$15,075
Prepaid expenses	46,000	32,200
Total current assets	83,261	47,275

Other assets
Mineral Rights	6,196,114	6,196,114
Total other assets	6,196,114	6,196,114

Total assets	$6,279,375	$6,243,389

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$141,944	$143,939
Accounts payable - related party	54,783	30,006
Note payable	25,000	106,210
Total current liabilities	221,727	280,155

Long term liabilities
Warrant liability	386,586	999,820
Total long term liabilities	386,586	999,820

Total liabilities	608,313	1,279,975

Stockholders' equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 250,000,000 shares authorized, 150,591,400 and 136,091,400 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	15,059	13,609
Additional paid in capital	16,820,562	16,652,603
Accumulated deficit	(11,164,559)	(11,702,798)

Total stockholders' equity	5,671,062	4,963,414

Total liabilities and stockholders' equity	$6,279,375	$6,243,389

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	9/30/23	9/30/22	9/30/23	9/30/22

Operating expenses
Exploration, evaluation and project expenses	$122,826	$143,287	$327,023	$449,350
General and administrative expenses	89,180	186,506	350,637	419,956
Total operating expenses	212,006	329,793	677,660	869,306

Net operating loss	(212,006)	(329,793)	(677,660)	(869,306)

Interest income	2,598	–	2,598	–
Interest expense	–	(463)	–	(463)
Revaluation of warrant liability	785,941	854,281	1,213,301	822,603
Net income (loss)	$576,533	$524,025	$538,239	$(47,166)

Weighted average common shares outstanding – basic and diluted	150,591,400	129,727,349	144,589,568	124,830,919

Income per common share – basic and diluted	$0.00	$0.00	$0.00	$(0.00)

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2021	119,858,700	$11,986	$16,056,561	$(11,019,140)	$5,049,407
Stock based compensation	–	–	11,888	–	11,888
Net income	–	–	–	261,944	261,944
March 31, 2022	119,858,700	$11,986	$16,068,449	$(10,757,196)	$5,323,239

Private placement	6,250,000	625	393,457	–	394,082
Warrant liability	–	–	(203,838)	–	(203,838)
Common stock issued for mineral property	500,000	50	34,950	–	35,000
Stock based compensation	–	–	11,888	–	11,888
Net loss	–	–	–	(833,135)	(833,135)
June 30, 2022	126,608,700	$12,661	$16,304,906	$(11,590,331)	$4,727,236

Private placement	8,307,700	831	499,925	–	500,756
Warrant liability	–	–	(369,723)	–	(369,723)
Stock based compensation	–	–	55,344	–	55,344
Net income	–	–	–	524,025	524,025
September 30, 2022	134,916,400	$13,492	$16,490,452	$(11,066,306)	$5,437,638

December 31, 2022	136,091,400	13,609	16,652,603	(11,702,798)	4,963,414
Stock based compensation	–	–	22,000	–	22,000
Net income	–	–	–	239,461	239,461
March 31, 2023	136,091,400	$13,609	$16,674,603	$(11,463,337)	$5,224,875

Private placement	14,500,000	1,450	742,710	–	744,160
Warrant liability	–	–	(600,067)	–	(600,067)
Stock based compensation	–	–	1,658	–	1,658
Net loss	–	–	–	(277,755)	(277,755)
June 30, 2023	150,591,400	$15,059	$16,818,904	$(11,741,092)	$5,092,871

Stock based compensation	–	–	1,658	–	1,658
Net income	–	–	–	576,533	576,533
September 30, 2023	150,591,400	$15,059	$16,820,562	$(11,164,559)	$5,671,062

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	9/30/23	9/30/22

Cash flows from operating activities
Net income (loss)	$538,239	$(47,166)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Revaluation of warrant liability	(1,213,301)	(822,603)
Share based compensation	25,316	79,120
Change in operating assets and liabilities:
Prepaid expense	(13,800)	37,199
Accounts payable	(1,995)	71,279
Accounts payable - related party	24,777	–

Net cash used in operating activities	(640,764)	(682,171)

Cash flows from investing activities
Purchase of mineral properties	–	(29,214)

Net cash used in investing activities	–	(29,214)

Cash flows from financing activities
Proceeds from related parties	25,000	101,100
Payments on notes payable	(81,210)	0
Proceeds from private placement of stock	719,160	793,738

Net cash provided by financing activities	662,950	894,838

Net decrease in cash	22,186	183,453

Cash, beginning of period	15,075	72,822

Cash, end of period	$37,261	$256,275

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

Noncash investing and financing activities
Stock issued to payoff note payable	$25,000	$101,100
Common stock issued for mineral properties	$–	$35,000
Related party note payable for mineral property	$–	$125,000
Warrant liability	$600,067	$573,561

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

Basis of Presentation

We prepared these interim financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2023 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of September 30, 2023, we had not yet achieved profitable operations and we have accumulated losses of approximately $11,000,000 since our inception. We expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Loss per Common Share

The Company incurred a net income for the three months ended September 30, 2023 and 2022, respectively, and a net income for the nine months ending September 30, 2023 and a net loss for the nine month ending September 30, 2022. In periods where the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. As of September 30, 2023, there were 5,230,000 options and 39,391,053 warrants. As of September 30, 2022, there were 2,730,000 options and 24,435,560 warrants.

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

On June 9, 2022, the Company entered into an Acquisition Agreement (the “Agreement”) to purchase an undivided 100% interest in the Fortunatus and Prout patented lode mining claims in Esmeralda County, Nevada $185,000. The Agreement was completed in July 2022 with the following terms:

•	$25,000 will be settled in cash (Paid July 2022)

•	$35,000 of the purchase price settled by the issuance of 500,000 shares of the Company’s common stock (Issued); and

•	$125,000 will be settled by a loan, repayable by the Company in quarterly installments of $25,000, beginning November 13, 2022 (paid), and continuing until October 13, 2023, at which time the entire remaining unpaid principal balance will be payable. As of September 30, 2023, the outstanding balance of this obligation was $25,000.

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

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. Outstanding subscription warrants were valued as of September 30, 2023, with various inputs using a Black Scholes model, broker warrants are valued at the time of issuance. The following is a summary of warrants issued and outstanding as of September 30, 2023:

Issue Date	Expiration Date	Exercise Price (CAD)	Valuation	Volatility	Warrants Issued

Subscription Warrants
5/25/2021	5/31/2024	0.15	$10,990	88%	6,250,000
9/30/2021	5/31/2024	0.15	5,410	88%	3,108,700
4/14/2022	4/13/2025	0.15	64,955	105%	6,250,000
8/12/2022	8/12/2024	0.12	13,624	85%	3,247,500
8/31/2022	8/31/2024	0.12	9,868	83%	2,300,000
9/14/2022	9/14/2024	0.12	16,544	93%	2,760,200
10/24/2022	10/24/2024	0.12	3,449	93%	500,000
4/24/2023	4/24/2025	0.10	261,746	104%	14,500,000

Broker Warrants
4/14/2022	4/13/2025	0.15			70,000
8/31/2022	8/31/2024	0.12			104,250
9/14/2022	9/14/2024	0.12			80,100
4/24/2023	4/24/2025	0.10			220,303

			$386,586		39,391,053

The following is a summary of warrants exercised, issued and expired:

Total

Balance at December 31, 2021	9,623,510
Exercised	0
Issued	15,312,050
Expired	0
Balance at December 31, 2022	24,935,560
Exercised	0
Issued	14,720,303
Expired	(264,810)
Balance at September 30, 2023	39,391,053

Note 4 – Share Based Compensation

On January 16, 2023, the Company granted 250,000 options at a price of $0.0675 pursuant to the terms of the Company’s Stock Option Plan. The options were issued to a consultant to the Company. The options were valued at $13,267 on the grant date and 50% vested on grant date with the remaining 50% vesting one year from grant date. Stock-Based Compensation (SBC) expense totaled $11,054 for the nine months ending September 30, 2023.

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

On March 22, 2021, the Company granted 2,000,000 options at a price of $0.09 to four individuals, three Directors of the Company, the other a consultant to the Company. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date. The options were valued at $190,202 on the grant date and 50% vested on grant date with 25% vesting one year from grant date and the remaining 25% vesting two years from grant date. SBC expense totaling $14,262 for the nine months ending September 30, 2023.

A summary of the stock options as of September 30, 2023, and changes during the periods are presented below:

							SBC Expense -
	Expiration	Exercise			Options	Expected	9 Months Ending
Grant Date	Date	Price	Valuation	Volatility	Granted	Life (Yrs)	9/30/2023	9/30/2022

3/22/2021	3/22/2026	$0.0900	$190,202	211%	2,000,000	3.4	$14,262	$35,664
8/24/2022	8/24/2032	$0.0600	$43,456	178%	730,000	5.5	0	43,456
10/12/2022	10/12/2032	$0.0600	$106,109	162%	2,250,000	5.5	0	0
1/16/2023	1/16/2028	$0.0675	$13,267	174%	250,000	3.3	11,054	0
							$25,316	$79,120

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2021	2,000,000	$0.09	4.2	$80,000
Exercised	0	0	0	0
Issued	2,980,000	0.06	10.0	0
Canceled	0	0	0	0
Balance at December 31, 2022	4,980,000	0.07	7.1	0
Exercised	0	0	0	0
Issued	250,000	0.07	5.0	0
Canceled	0	0	0	0
Balance at September 30, 2023	5,230,000	0.07	6.3	0
Options exercisable at September 30, 2023	5,105,000	0.07	6.3	0

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

Management Fees

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena, $22,500 was recorded as management fees and are included in general and administrative expenses for the nine-month period ended September 30, 2023 in the accompanying consolidated statements of operations.

Each of the four Board of Directors received a $7,500 annual director’s fee for a total of $30,000.

Advances Payable

Mr. Power has made advances to the Company with an outstanding balance as of September 30, 2023 of $54,783.

Note Payable

In January 2023, the Company executed a promissory note with John Gibbs for $25,000 at 6% that is payable on demand. The amount was converted into equity as part of the April 2023 private placement.

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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

	Three Months Ended
	9/30/23	9/30/22

Operating expenses
Exploration, evaluation and project expenses	$122,826	$143,287
General and administrative expenses	89,180	186,506
Total operating expenses	212,006	329,793

Net operating loss	(212,006)	(329,793)

Interest income	2,598	0
Interest expense	0	(463)
Revaluation of warrant liability	785,941	854,281
Net income	$576,533	$524,025

Results of Operations for the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended
	9/30/23	9/30/22

Operating expenses
Exploration, evaluation and project expenses	$327,023	$449,350
General and administrative expenses	350,637	419,956
Total operating expenses	677,660	869,306

Net operating loss	(677,660)	(869,306)

Interest income	2,598	0
Interest expense	0	(463)
Revaluation of warrant liability	1,213,301	822,603
Net income (loss)	$538,239	$(47,166)

Operating expenses:

For the three months ending September 30, 2023, the Company decreased general and administrative expenses by approximately $97,000. The decrease was due to the following approximate year over year variances:

Three months ending	9/30/2023	9/30/2022	Variance
Legal and other professional fees	$66,000	$53,000	$13,000
Share based compensation	2,000	55,000	(53,000)
Stock exchange fees and related expenses	13,000	76,000	(63,000)
Other general expenses	8,000	2,000	6,000
Total	$89,000	$186,000	$(97,000)

For the nine months ending September 30, 2023, the Company decreased general and administrative expenses by approximately $69,000. The decrease   was due to the following approximate year over year variances:

Nine months ending	9/30/2023	9/30/2022	Variance
Legal and other professional fees	$248,000	$219,000	$29,000
Share based compensation	25,000	79,000	(54,000)
Stock exchange fees and related expenses	48,000	109,000	(61,000)
Other general expenses	30,000	13,000	17,000
Total	$351,000	$420,000	$(69,000)

•	Legal and other professional fees changed for the nine months ending September 30, 2023, compared to prior year, resulting from each of the four Board of Directors received a $7,500 annual director’s fee for a total of $30,000.
•	Share based compensation was lower for the three months ending September 30, 2023, compared to prior year with the issuance of options in January that were 50% vested on grant date with the remaining share based compensation recognized on a straight line basis for the remaining year until the options are fully vested resulting in $2,000 expense compared to $55,000 SBC expense in 2022. The options issued prior to 2023 have been fully vested.
•	Stock exchange fees and related expenses were lower for the three months ending September 30, 2023, compared to prior year due to broker fees that were incurred in 2022.
•	Other general expenses were lower for the three months ended September 30, 2023, compared to 2022 due to travel expenses in the prior year.

During the three and nine months ended September 30, 2023, we incurred approximately $123,000 and $327,000, respectively, of exploration costs, which were costs associated with our RC drill program on our flagship Excelsior Springs project. This is in comparison from the three and nine months ended September 30, 2022, of approximately $143,000 and $449,000, respectively.

Other income and expense:

The revaluation of warrant liability for the three and nine months ended September 30, 2023 is based on the following warrants that were issued as part of the private placements as detailed in Note 4 to the financial statements.

Warrant date	9/30/2023	6/30/2023	3/31/2023	12/31/2022
April 2023	$261,746	$592,005	$0	$0
October 2022	3,449	14,947	14,179	21,266
September 2022	16,544	71,399	75,738	115,000
August 2022	23,492	136,371	149,951	229,418
April 2022	64,955	206,512	180,405	293,698
September 2021	5,410	50,783	61,198	115,122
May 2021	10,990	100,510	121,656	225,316
Total	$386,586	$1,172,527	$603,127	$999,820
April 2023 initial valuation		600,067
Revaluation of warrant liability	$1,213,301	$427,360	$396,693

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

As of September 30, 2023, we had not yet achieved profitable operations and we have accumulated losses of approximately $11,000,000 since our inception. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate future profits and/or to obtain the necessary financing to meet our obligations arising from normal business operations when they come due.

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

Liquidity

As of September 30, 2023, we had approximately $37,000 of cash and a negative working capital of approximately $138,000. As of December 31, 2022, we had approximately $15,000 of cash and a negative working capital of approximately $230,000.

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

Cash Flows

A summary of our cash provided by and used in operating, investing and financing activities is as follows:

	Nine Months Ended
	9/30/23	9/30/22
Net cash used in operating activities	$(640,764)	$(682,171)
Net cash used in investing activities	0	(29,214)
Net cash provided by financing activities	662,950	894,838
Net increase in cash	22,186	183,453
Cash, beginning of period	15,075	72,822
Cash, end of period	$37,261	$256,275

Net cash used in operating activities:

Net cash used in operating activities was approximately $641,000 and approximately $682,000 during the nine months ended September 30, 2023 and 2022, respectively.

Cash used in operating activities during the nine months ended September 30, 2023, is primarily attributed to the revaluation of the warrant liability.

Net cash provided by financing activities:

Cash provided by financing activities was approximately $663,000 and provided approximately $895,000 during the nine months ended September 30, 2023 and 2022, respectively.

During March 2023, the Company executed a promissory note with John Gibbs for $25,000 at 6% that is payable on demand. The note was converted into shares as part of the private placement in April 2023.

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

As of September 30, 2023, the capital structure of the Company consists of 150,591,400 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

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

If we establish proven and probable reserves for a mineral property and establish that the mineral property can be economically developed, mineral rights will be amortized over the estimated useful life of the property following the commencement of commercial production or expensed if it is determined that the mineral property has no future economic value or if the property is sold or abandoned. For mineral rights in which proven and probable reserves have not yet been established, we assess the carrying values for impairment at the end of each reporting period and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Proven and probable reserves have not been established for any mineral rights as of September 30, 2023.

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

Income Taxes

We account for income taxes through the use of the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and for income tax carryforwards. A valuation allowance is recorded to the extent that we cannot conclude that realization of deferred tax assets is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

ATHENA SILVER CORPORATION

Dated: November 13, 2023	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President,
Secretary & Director
(Principal Executive Officer)

ATHENA SILVER CORPORATION

Dated: November 13, 2023	By:	/s/ Tyler J. Minnick
Tyler J. Minnick
Chief Financial Officer
(Principal Accounting Officer)

