Form 10-K
period 2023-12-31
ATHENA GOLD CORP
filed 2024-03-29
CIK 1304409

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Registrant’s telephone number, including area code: (707) 291-6198

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

Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,035,484 based upon the last sale price of $0.06 as reported on the OTC.QB effective June 30, 2023.

The number of shares outstanding of the registrant’s common stock, as of March 27, 2024, is 172,823,633.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-looking Statements

In General

This Report contains statements that plan for or anticipate the future. In this Report, forward-looking statements are generally identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like.

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

In December 2009, we formed and organized a new wholly-owned subsidiary, Athena Minerals, Inc. (“Athena Minerals”) which owned and operated our mining interests and properties in California. On December 31, 2020 we sold the subsidiary to John Gibbs and/or his affiliate, a related party, in a non-cash exchange to satisfy our more than $2 million debt to Mr. Gibbs.

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

The following is a summary of the terms of the SPA, which summary is qualified in its entirety by reference to the SPA:

•	The consideration paid to Nubian for 100% of the issued and outstanding shares of Nubian US consisted of:
	○	An aggregate of 50 million shares of Athena Gold Corp. common stock, which number includes the 5 million shares of common stock previously issued to Nubian Resources under the Option; and
	○	A 1% Net Smelter Royalty on all production from the Excelsior Springs Property.

•	The 50 million shares issued to Nubian Resources were issued as “restricted securities” under the Securities Act of 1933, as amended (“Securities Act”). The Company filed a registration statement on Form S-1 registering the distribution by Nubian of all 50 million shares to its shareholders, pro rata. Nubian Resources had undertaken to complete the distribution of all the shares once the S-1 registration statement has been declared effective. Notwithstanding the fact that the S-1 registration statement was declared effective by the SEC, Nubian Resources elected not to distribute the shares as originally agreed. Athena has made demand on Nubian Resources to fulfill this contractual obligation.
•	For a period of 12 months following the Effective Date of the SPA, or until Nubian owns less than 4.9% of the Athena issued and outstanding shares, Nubian Resources has agreed to exercise its voting rights with respect to such shares in a manner to support the recommendations of the Athena Board of Directors except for (i) voting on any proposed change in control transaction or (ii) voting on any proposed sale of all or substantially all of the Excelsior Property, including a property included known as Palmetto.
•	Nubian is entitled to nominate one representative to serve on the Athena Board of Directors. Nubian’s designated representative resigned in 2023.

Athena’s agreement with Nubian Resources includes 100% of the 140 unpatented claims at Excelsior Springs with two additional patented claims held under a lease option that were subject to a 2% net smelter returns royalty on gold production. Athena subsequently expanded the Excelsior Springs project by staking 51 additional claims with the BLM and purchasing the two patented claims and the underlying 2% royalty previously under a lease option agreement.

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

Conflicts of Interests

Magellan Gold Corporation (“Magellan”) is a publicly held company under common control. Mr. Power is our President, CEO and a director and is a former officer and director of Magellan. John Gibbs is a significant shareholder of both Athena and Magellan.

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

EXCELSIOR SPRINGS PROJECT

Excelsior Springs is Athena Gold’s flagship property, which is located in the southern portion of the Walker Lane. The Excelsior Springs project has been explored by a number of companies over the past 30 years. The target is a large tonnage, moderate grade gold deposit amenable to open pit mining. The Company was granted a drilling and exploration permit (the “Drill Permit”) by the BLM at the Excelsior Springs project in Esmeralda County, Nevada (the “Excelsior Springs Project”). A drilling contractor was engaged and a Phase One RC drill program consisting of 5,575 feet (11 holes) Reverse Circulation (“RC”) drilling program was completed in early April 2022. A Phase Two RC drill program consisting of 2,700 feet (9 holes) was completed in October 2022. A Phase Three RC drill program consisting of 3,740 feet (9 holes) was completed in June 2023. Additional drill programs are planned, subject to sufficient capital being raised.

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

The Excelsior Springs Property comprises 191 unpatented mining claims and two patented mining claims. All of the claims are held by Nubian Resources USA (“Nubian”) and located on Federal Government land administered by the Department of Interior’s Bureau of Land Management ("BLM"). Athena staked 51 new BLM claims in 2022 and the remaining 140 BLM claims were acquired as part of the original purchase of the project from Nubian Resources in December 2021. The two patented claims were leased to Nubian by the owner, Christian Bramwell, of Pahrump, Nevada until purchased in June 2022 as further described below. The patented claims, the Prout and Fortunatus (MS 4106), were located in 1873 and 1892, respectively, and were patented in 1912. The patented claims have both surface and mineral rights. Ownership of the unpatented claims gives the right to explore for and develop mineral resources but no surface rights.

The Property consisted of 42 "EX" and 88 "ES" contiguous, unpatented lode mining claims covering approximately 2,884 acres (1,167 hct) and two patented claims covering 40 acres (16.1 hct). A separate block of ten "ES" claims covering 202 acres (84 hct) is located approximately one mile (1.6 km) northwest of the main block of claims.

In September and October 2022, the Company expanded the Excelsior Springs claim block by staking 51 new BLM claims ES 2R – ES 38R and BL 1 – BL 32 and filed with the BLM in December 2022 and were assigned serial numbers NV 105804872 – NV 105804922. The additional claims were also filed in Esmeralda County, Nevada.

The Excelsior Springs project now consists of 191 BLM unpatented claims and 2 patented claims or approximately 3,900 acres.

Legal Ownership

The acquisition of Nubian USA included a lease option on two patented mining claims known as Fortunatus and Prout that were subsequently purchased as described below:

On June 9, 2022, the Company entered into an Acquisition Agreement (the “Agreement”) to purchase an undivided 100% interest in the Fortunatus and Prout patented lode mining claims in Esmeralda County, Nevada. The Agreement was completed in July 2022 with the following terms:

•	$25,000 settled in cash

•	$35,000 of the purchase price settled by the issuance of 500,000 shares of the Company’s common stock; and

•

$125,000 settled by a loan, paid by the Company in quarterly installments of $25,000, beginning November 13, 2022, and continuing until October 13, 2023.

All payments have been made with no balance remaining on the note payable. The underlying 2% NSR was retired as part of the purchase transaction.

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

Geology and Mineralization. The Property lies within the Walker Lane, a regional-scale zone of northwest-trending, strike-slip faulting. The Walker Lane hosts a significant number of precious metal deposits including the Comstock Lode at Virginia City, Borealis, Aurora, Mineral Ridge, Paradise Peak, Rawhide, Tonopah, Goldfield and the Bullfrog District. These deposits are Tertiary in age, and all have a very strong structural control for the mineralization. However, the author has not verified information with respect to the abovementioned deposits, and information in this Report with respect to these deposits is not necessarily indicative of the mineralization on the Excelsior Springs Property. The Excelsior Springs Property area contains a thick section of basal Precambrian-Cambrian sedimentary rocks that are complexly interlayered by thrust faults with the Ordovician Palmetto Formation. On the Property, there are a large number of prospect pits, small trenches and drill roads concentrated along the Excelsior Springs Property structural zone (“ESSZ”), a 1,000 foot-wide and 10,000 foot-long (304 m x 3,048 m), east-west-trending zone of shearing and alteration. Underground workings on the two patented claims have been the source of the Property’s unverified, historic production, reported to be 19,200 oz Au (18,000 tons containing 1.2 oz Au/ton (37.3 g Au/T)). Assay results for the 84 RC holes that have been drilled on the Property show that 51 of the holes (61%) contain a 20-foot interval averaging 0.25 g Au/T, typical cut-off grade for Nevada open-pit gold mines. Forty of the holes (48%) contain a 20-foot interval averaging 0.5 g Au/T, and 24 of the holes (29%) contain a 20-foot interval averaging 1.0 g Au/T.

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

EXPLORATION ACTIVITIES:

Summary

In 2022, Athena has begun an initial work program for the Excelsior Springs Property comprising the following:

•	Data compilation and review;

•	Geologic mapping and sampling of selected areas of the project;

•	Acquisition and evaluation of hyperspectral satellite imagery for alteration studies;

•	Refining the project’s structural model for mineralization;

•	Developing a 3-D, computer generated model of the Buster area mineralization;

•	Creating a new set of 1:1200 scale cross sections to include all drill holes.

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

The Company updated its permit with the BLM with additional locations and completed a Phase 2 drill program with 9 RC holes on both the patented and unpatented claims totaling approximately 2,800 feet.

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
NSM: no significant mineral
[1] Nominal gold cut off: 0.20 g/t.
[2] Minimum mineral interval of 20 feet. Minimum 20 feet waste between mineral intervals.
[3] Based on prices of $1775/oz Au and $23/oz Ag
[4] Geochemical analysis of anomalous base metals
5 WS: West Slope Zone MB: Main Buster Zone
Maximum 20 feet waste within mineral intervals. As most spatial data is not yet available, drill intervals are not true mineral thicknesses.

Phase 3 Drilling Data and Assay Results 1

Hole	Intervals, Feet			Intervals, Meters			Az	Dip	Au	Ag	Cu [2]	Pb [2]	Zn [2]	Hole Depth
ID	From	To	Length	From	To	Length	[0]	[0]	G/T	G/T	%	%	%	Ft	M
23-01	245	265	20	74.7	80.8	6.1	180	60	2.176	1.85	0.057	0.371	0.378	400	121.9

23-02	nsm						180	50						340	103.6

23-03	95	265	170	29.0	80.8	51.8	180	60	1.021	8.20	0.02	2.117	2.712	400	121.9

23-04	nsm						180	50						300	91.4

23-05	nsm						180	60						400	121.9

23-06	nsm						180	45						300	91.4

23-07	nsm						180	55						400	121.9

23-08	nsm						180	55						400	121.9

23-09	nsm						162	62						800	243.8
											Total Drilling			3,740	1,140.0
nsm: no significant mineral
[1] Gold cut off: 0.20 g/t. Minimum mineral interval of 20 feet. Minimum 20 feet waste between mineral intervals. Maximum 20 feet waste within mineral intervals.
[2] Analysis of anomalous base metals
Drill intervals are not mineral thicknesses.

Future exploration phases would be needed to precisely define depth, width, length, tonnage and value per ton of any deposit that has been identified and would involve:

•

RC and CORE drilling. A permit is in place with the BLM and a bond has been posted to allow for additional drilling.

Conduct a new gradient array IP survey that will provide data to a depth of approximately 900 feet (274 m) and better define the southwestern chargeability zone.

•	conducting metallurgical testing; and

•	Further geochemical and geophysical surveys and geologic mapping

Depending upon the nature of the particular deposit, future exploration phases on the property could take one to five years or more and cost well in excess of $1 million.

CROW SPRINGS PROJECT

Athena Gold Corp. entered into a memorandum of understanding in April 2022 with an independent geologist (“seller”) to acquire seven unpatented mining claims and then staked four additional unpatented mining claims for a total of eleven (11) claims in the Crow Springs Mining District located in Esmeralda County, Nevada. The terms of the agreement required Athena to pay for certain staking costs and the annual maintenance fees to the BLM and Esmeralda County. The seller also retained a 1% NSR royalty on the Crow Springs project. The agreement also requires Athena to spend $30,000 in 2023 and $150,000 in both 2024 and 2025 to maintain the agreement. The 2023 work commitment was fulfilled through an IP survey that was completed in early 2024 as more fully described below. Athena is in full compliance with the agreement. In 2024, Athena staked an additional nineteen (19) BLM claims to expand the project size to thirty (30) claims or approximately 600 acres.

In early 2024, The Company successfully completed an Induced Polarization/Resistivity (the “Survey”) at its 100% owned Crow Springs Project (“Project”).

The survey was conducted by Zonge International and generated IP/Resistivity data on the two lines specified by Athena as depicted on Figure 3. The IP/Resistivity data was acquired using a dipole-length of 200 meters, in the 9- spread dipole-dipole configuration, providing continuous coverage. The survey was designed to define potential porphyry copper-gold targets to a depth of 1,200 feet or more.

Prior to the IP/Resistivity survey, a district-scale helicopter airborne magnetics radiometric survey was flown in September 2017 with 100-meter spaced N-S flight lines with 1000-meter tie lines flown E-W (see Figure 3). The survey indicates that a strong untested magnetic anomaly controlled by Athena underlies classic porphyry-associated potassic alteration noted in geologic mapping. The untested magnetic anomaly is suggestive of a possible porphyry copper-gold target of significant size. The IP-Resistivity survey was designed to further refine and delineate Cu-Mo-Au drill targets within or adjacent to the magnetic anomaly.

OTHER NON-MATERIAL PROJECTS

(a)	PALMETTO PROSPECT

Nubian Resources USA, Ltd. also holds four (4) unpatented mining claims covering a prospect known as Palmetto located in the Railroad Springs Mining District in Esmeralda County, Nevada. The Company has no current plans to explore the prospect and the claims are held for investment.

(b) GAILLAC PROSPECT

Athena Gold Corp. also holds five (5) unpatented mining claims covering a prospect known as Gaillac located in in Esmeralda County, Nevada. The Company has no current plans to explore the prospect and the claims are held for investment.

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

The final rule’s amendments require disclosure of both mineral reserves and mineral resources. Under the final rule, a mineral reserve is defined as “an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project.” A mineral resource is defined as “a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction.” Under the SEC’s former disclosure requirements under Industry Guide 7, an assessment of the economic viability of mineral reserves must be supported by a final feasibility study. By contrast, the final rule’s amendments provide that a prefeasibility study, which is more limited in scope than a final feasibility study, will also be sufficient to support such an assessment. As for mineral resources, their disclosure is prohibited under former SEC guidance unless it is required under the regulations of another jurisdiction, such as Canada. Under the final rule’s amendments, however, mineral resources must be disclosed and categorized as “measured” (if the geological sampling is “conclusive”), “indicated” (if the geological sampling is “adequate”), or “inferred” (if the geological sampling is “limited”). Effectively, the categorization is based on the company’s confidence in its ability to develop the mineral resources, which depends on the sampling and testing that have been performed. The final rule’s amendments also require companies to disclose exploration results when such information would be material to investors. Further, the disclosures required under the final rule must be supported by the work of a qualified person, such as a mine engineer. When a company first reports mineral reserves or resources, or makes a material change to such disclosures, it must file a technical report summary supporting the disclosure. Developing this detailed disclosure information (e.g., by using an expert) and maintaining appropriate disclosure controls and procedures over it requires significant time, resources, and effort.

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

EXCELSIOR SPRINGS PROJECT CLAIMS

The following map shows the location of the patented and unpatented mining claims that comprise the Excelsior Springs Project as of December 31, 2023:

Excelsior Springs Project – List of ES Claims

	Claim Name	NMC #	Claimant	Valid Until
1	ES 1	1045871	Nubian Resources USA Ltd.	8/31/2024
2	ES 3	1045873	Nubian Resources USA Ltd.	8/31/2024
3	ES 5	1045875	Nubian Resources USA Ltd.	8/31/2024
4	ES 7	1045877	Nubian Resources USA Ltd.	8/31/2024
5	ES 9	1045879	Nubian Resources USA Ltd.	8/31/2024
6	ES 11	1045881	Nubian Resources USA Ltd.	8/31/2024
7	ES 13	1045883	Nubian Resources USA Ltd.	8/31/2024
8	ES 15	1045885	Nubian Resources USA Ltd.	8/31/2024
9	ES 17	1045887	Nubian Resources USA Ltd.	8/31/2024
10	ES 19	1045889	Nubian Resources USA Ltd.	8/31/2024
11	ES 21	1045891	Nubian Resources USA Ltd.	8/31/2024
12	ES 23	1045893	Nubian Resources USA Ltd.	8/31/2024
13	ES 25	1045895	Nubian Resources USA Ltd.	8/31/2024
14	ES 27	1045897	Nubian Resources USA Ltd.	8/31/2024
15	ES 29	1045899	Nubian Resources USA Ltd.	8/31/2024
16	ES 31	1045901	Nubian Resources USA Ltd.	8/31/2024
17	ES 33	1045903	Nubian Resources USA Ltd.	8/31/2024
18	ES 35	1045905	Nubian Resources USA Ltd.	8/31/2024
19	ES 37	1045907	Nubian Resources USA Ltd.	8/31/2024
20	ES 39	1045909	Nubian Resources USA Ltd.	8/31/2024
21	ES 40	1045910	Nubian Resources USA Ltd.	8/31/2024
22	ES 41	1045911	Nubian Resources USA Ltd.	8/31/2024
23	ES 42	1045912	Nubian Resources USA Ltd.	8/31/2024
24	ES 43	1045913	Nubian Resources USA Ltd.	8/31/2024
25	ES 44	1045914	Nubian Resources USA Ltd.	8/31/2024
26	ES 45	1045915	Nubian Resources USA Ltd.	8/31/2024
27	ES 46	1045916	Nubian Resources USA Ltd.	8/31/2024
28	ES 47	1045917	Nubian Resources USA Ltd.	8/31/2024
29	ES 48	1045918	Nubian Resources USA Ltd.	8/31/2024
30	ES 49	1045919	Nubian Resources USA Ltd.	8/31/2024
31	ES 50	1045920	Nubian Resources USA Ltd.	8/31/2024
32	ES 51	1045921	Nubian Resources USA Ltd.	8/31/2024
33	ES 52	1045922	Nubian Resources USA Ltd.	8/31/2024
34	ES 53	1045923	Nubian Resources USA Ltd.	8/31/2024
35	ES 54	1045924	Nubian Resources USA Ltd.	8/31/2024
36	ES 55	1045925	Nubian Resources USA Ltd.	8/31/2024
37	ES 56	1045926	Nubian Resources USA Ltd.	8/31/2024
38	ES 57	1045927	Nubian Resources USA Ltd.	8/31/2024
39	ES 58	1045928	Nubian Resources USA Ltd.	8/31/2024
40	ES 59	1045929	Nubian Resources USA Ltd.	8/31/2024
41	ES 60	1045930	Nubian Resources USA Ltd.	8/31/2024
42	ES 61	1045931	Nubian Resources USA Ltd.	8/31/2024
43	ES 62	1045932	Nubian Resources USA Ltd.	8/31/2024
44	ES 63	1045933	Nubian Resources USA Ltd.	8/31/2024
45	ES 64	1045934	Nubian Resources USA Ltd.	8/31/2024
46	ES 65	1045935	Nubian Resources USA Ltd.	8/31/2024
47	ES 66	1045936	Nubian Resources USA Ltd.	8/31/2024
48	ES 67	1045937	Nubian Resources USA Ltd.	8/31/2024

	Claim Name	NMC #	Claimant	Valid Until
49	ES 68	1045938	Nubian Resources USA Ltd.	8/31/2024
50	ES 69	1045939	Nubian Resources USA Ltd.	8/31/2024
51	ES 70	1045940	Nubian Resources USA Ltd.	8/31/2024
52	ES 71	1045941	Nubian Resources USA Ltd.	8/31/2024
53	ES 72	1045942	Nubian Resources USA Ltd.	8/31/2024
54	ES 73	1045943	Nubian Resources USA Ltd.	8/31/2024
55	ES 74	1045944	Nubian Resources USA Ltd.	8/31/2024
56	ES 75	1045945	Nubian Resources USA Ltd.	8/31/2024
57	ES 76	1045946	Nubian Resources USA Ltd.	8/31/2024
58	ES 77	1045947	Nubian Resources USA Ltd.	8/31/2024
59	ES 78	1045948	Nubian Resources USA Ltd.	8/31/2024
60	ES 79	1045949	Nubian Resources USA Ltd.	8/31/2024
61	ES 80	1045950	Nubian Resources USA Ltd.	8/31/2024
62	ES 81	1045951	Nubian Resources USA Ltd.	8/31/2024
63	ES 82	1045952	Nubian Resources USA Ltd.	8/31/2024
64	ES 83	1045953	Nubian Resources USA Ltd.	8/31/2024
65	ES 84	1045954	Nubian Resources USA Ltd.	8/31/2024
66	ES 85	1045955	Nubian Resources USA Ltd.	8/31/2024
67	ES 86	1045956	Nubian Resources USA Ltd.	8/31/2024
68	ES 87	1045957	Nubian Resources USA Ltd.	8/31/2024
69	ES 88	1045958	Nubian Resources USA Ltd.	8/31/2024
70	ES 89	1045959	Nubian Resources USA Ltd.	8/31/2024
71	ES 90	1045960	Nubian Resources USA Ltd.	8/31/2024
72	ES 91	1045961	Nubian Resources USA Ltd.	8/31/2024
73	ES 92	1045962	Nubian Resources USA Ltd.	8/31/2024
74	ES 93	1045963	Nubian Resources USA Ltd.	8/31/2024
75	ES 94	1045964	Nubian Resources USA Ltd.	8/31/2024
76	ES 95	1045965	Nubian Resources USA Ltd.	8/31/2024
77	ES 96	1045966	Nubian Resources USA Ltd.	8/31/2024
78	ES 97	1045967	Nubian Resources USA Ltd.	8/31/2024
79	ES 98	1045968	Nubian Resources USA Ltd.	8/31/2024
80	ES 99	1045969	Nubian Resources USA Ltd.	8/31/2024
81	ES 100	1045970	Nubian Resources USA Ltd.	8/31/2024
82	ES103	1057362	Nubian Resources USA Ltd.	8/31/2024
83	ES105	1057364	Nubian Resources USA Ltd.	8/31/2024
84	ES107	1057366	Nubian Resources USA Ltd.	8/31/2024
85	ES109	1057368	Nubian Resources USA Ltd.	8/31/2024
86	ES176	1057394	Nubian Resources USA Ltd.	8/31/2024
87	ES179	1057395	Nubian Resources USA Ltd.	8/31/2024
88	ES180	1057396	Nubian Resources USA Ltd.	8/31/2024
89	ES245	1057460	Nubian Resources USA Ltd.	8/31/2024
90	ES246	1057461	Nubian Resources USA Ltd.	8/31/2024
91	ES247	1057462	Nubian Resources USA Ltd.	8/31/2024
92	ES248	1057463	Nubian Resources USA Ltd.	8/31/2024
93	ES249	1057464	Nubian Resources USA Ltd.	8/31/2024
94	ES250	1057465	Nubian Resources USA Ltd.	8/31/2024
95	ES251	1057466	Nubian Resources USA Ltd.	8/31/2024
96	ES252	1057467	Nubian Resources USA Ltd.	8/31/2024
97	ES253	1057468	Nubian Resources USA Ltd.	8/31/2024
98	ES254	1057469	Nubian Resources USA Ltd.	8/31/2024

Excelsior Springs Project - List of EX Claims

	Claim Name	NMC #	Claimant	Valid Until
1	EX 1	887756	Nubian Resources USA Ltd.	8/31/2024
2	EX 2	887757	Nubian Resources USA Ltd.	8/31/2024
3	EX 3	887758	Nubian Resources USA Ltd.	8/31/2024
4	EX 4	887759	Nubian Resources USA Ltd.	8/31/2024
5	EX 5	887760	Nubian Resources USA Ltd.	8/31/2024
6	EX 6	887761	Nubian Resources USA Ltd.	8/31/2024
7	EX 7	887762	Nubian Resources USA Ltd.	8/31/2024
8	EX 8	887763	Nubian Resources USA Ltd.	8/31/2024
9	EX 9	887764	Nubian Resources USA Ltd.	8/31/2024
10	EX 10	887765	Nubian Resources USA Ltd.	8/31/2024
11	EX 11	887766	Nubian Resources USA Ltd.	8/31/2024
12	EX 12	887767	Nubian Resources USA Ltd.	8/31/2024
13	EX 13	887768	Nubian Resources USA Ltd.	8/31/2024
14	EX 14	887769	Nubian Resources USA Ltd.	8/31/2024
15	EX 20	897986	Nubian Resources USA Ltd.	8/31/2024
16	EX 21	897987	Nubian Resources USA Ltd.	8/31/2024
17	EX 22	897988	Nubian Resources USA Ltd.	8/31/2024
18	EX 23	897989	Nubian Resources USA Ltd.	8/31/2024
19	EX 24	897990	Nubian Resources USA Ltd.	8/31/2024
20	EX 25	897991	Nubian Resources USA Ltd.	8/31/2024
21	EX 26	897992	Nubian Resources USA Ltd.	8/31/2024
22	EX 27	897993	Nubian Resources USA Ltd.	8/31/2024
23	EX 28	897994	Nubian Resources USA Ltd.	8/31/2024
24	EX 29	897995	Nubian Resources USA Ltd.	8/31/2024
25	EX 30	897996	Nubian Resources USA Ltd.	8/31/2024
26	EX 31	897997	Nubian Resources USA Ltd.	8/31/2024
27	EX 32	897998	Nubian Resources USA Ltd.	8/31/2024
28	EX 33	897999	Nubian Resources USA Ltd.	8/31/2024
29	EX 34	898000	Nubian Resources USA Ltd.	8/31/2024
30	EX 35	898001	Nubian Resources USA Ltd.	8/31/2024
31	EX 36	898002	Nubian Resources USA Ltd.	8/31/2024
32	EX 37	898003	Nubian Resources USA Ltd.	8/31/2024
33	EX 38	898004	Nubian Resources USA Ltd.	8/31/2024
34	EX 39	898005	Nubian Resources USA Ltd.	8/31/2024
35	EX 40	898006	Nubian Resources USA Ltd.	8/31/2024
36	EX 41	898007	Nubian Resources USA Ltd.	8/31/2024
37	EX 42	898008	Nubian Resources USA Ltd.	8/31/2024
38	EX 43	898009	Nubian Resources USA Ltd.	8/31/2024
39	EX 44	898010	Nubian Resources USA Ltd.	8/31/2024
40	EX 45	898011	Nubian Resources USA Ltd.	8/31/2024
41	EX 46	898012	Nubian Resources USA Ltd.	8/31/2024
42	EX 47	898013	Nubian Resources USA Ltd.	8/31/2024

Additional Claim blocks ES 2R – ES 38R and BL 1 – BL 32 were staked by Nubian Resources USA Ltd. in September and October 2022 and filed with the BLM in December 2022 and were assigned serial numbers NV 105804872 – NV 105804922.

	Claim Name	Serial Number	Claimant	Valid Until
1	BL 1	NV105804872	Nubian Resources USA Ltd.	8/31/2024
2	BL 2	NV105804873	Nubian Resources USA Ltd.	8/31/2024
3	BL 3	NV105804874	Nubian Resources USA Ltd.	8/31/2024
4	BL 4	NV105804875	Nubian Resources USA Ltd.	8/31/2024
5	BL 5	NV105804876	Nubian Resources USA Ltd.	8/31/2024
6	BL 6	NV105804877	Nubian Resources USA Ltd.	8/31/2024
7	BL 7	NV105804878	Nubian Resources USA Ltd.	8/31/2024
8	BL 8	NV105804879	Nubian Resources USA Ltd.	8/31/2024
9	BL 9	NV105804880	Nubian Resources USA Ltd.	8/31/2024
10	BL 10	NV105804881	Nubian Resources USA Ltd.	8/31/2024
11	BL 11	NV105804882	Nubian Resources USA Ltd.	8/31/2024
12	BL 12	NV105804883	Nubian Resources USA Ltd.	8/31/2024
13	BL 13	NV105804884	Nubian Resources USA Ltd.	8/31/2024
14	BL 14	NV105804885	Nubian Resources USA Ltd.	8/31/2024
15	BL 15	NV105804886	Nubian Resources USA Ltd.	8/31/2024
16	BL 16	NV105804887	Nubian Resources USA Ltd.	8/31/2024
17	BL 17	NV105804888	Nubian Resources USA Ltd.	8/31/2024
18	BL 18	NV105804889	Nubian Resources USA Ltd.	8/31/2024
19	BL 19	NV105804890	Nubian Resources USA Ltd.	8/31/2024
20	BL 20	NV105804891	Nubian Resources USA Ltd.	8/31/2024
21	BL 21	NV105804892	Nubian Resources USA Ltd.	8/31/2024
22	BL 22	NV105804893	Nubian Resources USA Ltd.	8/31/2024
23	BL 23	NV105804894	Nubian Resources USA Ltd.	8/31/2024
24	BL 24	NV105804895	Nubian Resources USA Ltd.	8/31/2024
25	BL 25	NV105804896	Nubian Resources USA Ltd.	8/31/2024
26	BL 26	NV105804897	Nubian Resources USA Ltd.	8/31/2024
27	BL 27	NV105804898	Nubian Resources USA Ltd.	8/31/2024
28	BL 28	NV105804899	Nubian Resources USA Ltd.	8/31/2024
29	BL 29	NV105804900	Nubian Resources USA Ltd.	8/31/2024
30	BL 30	NV105804901	Nubian Resources USA Ltd.	8/31/2024
31	BL 31	NV105804902	Nubian Resources USA Ltd.	8/31/2024
32	BL 32	NV105804903	Nubian Resources USA Ltd.	8/31/2024
33	ES 2R	NV105804904	Nubian Resources USA Ltd.	8/31/2024
34	ES 4R	NV105804905	Nubian Resources USA Ltd.	8/31/2024
35	ES 6R	NV105804906	Nubian Resources USA Ltd.	8/31/2024
36	ES 8R	NV105804907	Nubian Resources USA Ltd.	8/31/2024
37	ES 10R	NV105804908	Nubian Resources USA Ltd.	8/31/2024
38	ES 12R	NV105804909	Nubian Resources USA Ltd.	8/31/2024
39	ES 14R	NV105804910	Nubian Resources USA Ltd.	8/31/2024
40	ES 16R	NV105804911	Nubian Resources USA Ltd.	8/31/2024
41	ES 18R	NV105804912	Nubian Resources USA Ltd.	8/31/2024
42	ES 20R	NV105804913	Nubian Resources USA Ltd.	8/31/2024
43	ES 22R	NV105804914	Nubian Resources USA Ltd.	8/31/2024
44	ES 24R	NV105804915	Nubian Resources USA Ltd.	8/31/2024
45	ES 26R	NV105804916	Nubian Resources USA Ltd.	8/31/2024
46	ES 28R	NV105804917	Nubian Resources USA Ltd.	8/31/2024
47	ES 30R	NV105804918	Nubian Resources USA Ltd.	8/31/2024
48	ES 32R	NV105804919	Nubian Resources USA Ltd.	8/31/2024
49	ES 34R	NV105804920	Nubian Resources USA Ltd.	8/31/2024
50	ES 36R	NV105804921	Nubian Resources USA Ltd.	8/31/2024
51	ES 38R	NV105804922	Nubian Resources USA Ltd.	8/31/2024

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

Location of mining claims under the General Mining Law, is a self-initiation system under which a person physically stakes an unpatented mining claim on public land that is open to location, posts a location notice and monuments the boundaries of the claim in compliance with federal laws and regulations and with state location laws, and files notice of that location in the county records and with the BLM. Mining claims can be located on land as to which the surface was patented into private ownership under the Stockraising Homestead Act of 1916, 43 U.S.C. §299, but the mining claimant cannot injure, damage or destroy the surface owner’s permanent improvements and must pay for damage to crops caused by prospecting. Discovery of a valuable mineral deposit, as defined under federal law, is essential to the validity of an unpatented mining claim and is required on each mining claim individually. The location is made as a lode claim for mineral deposits found as veins or rock in place, or as a placer claim for other deposits. While the maximum size and shape of lode claims and placer claims are established by statute, there are no limits on the number of claims one person may locate or own. The General Mining Law also contains provision for acquiring five-acre claims of non-mineral land for millsite purposes. A mining operation typically is comprised of many mining claims.

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

GOLD PRICES

Our operating results are substantially dependent upon the world market prices of silver. We have no control over gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low London Fix prices of gold (as reported by www.kitco.com) per ounce during the periods indicated:

Year	High	Low
2019	$1,546	$1,270
2020	$2,067	$1,474
2021	$1,943	$1,684
2022	$2,039	$1,628
2023	$2,115	$1,811

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

Our financial statements have been prepared assuming that we will continue as a going concern. Due to our continuing operating losses and negative cash flows from our operations, the report of our auditors issued in connection with our financial statements for the years ended December 31, 2023, and 2022 contain explanatory paragraphs indicating that the foregoing matters raised substantial doubt about our ability to continue as a going concern. We cannot provide any assurance that we will be able to continue as a going concern.

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

The global economy is undergoing a slowdown, which some observers view as a deepening recession, and the future economic environment may continue to be less favorable than that of recent years. The mining industry has experienced and may continue to experience significant downturns in connection with, or in anticipation of, declines in general economic conditions. We are unable to predict the likely duration and severity of the current disruptions in debt and equity capital markets and adverse economic conditions in the United States and other countries, which may continue to have an adverse effect on our business and results of operations.

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

An issuance of shares of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over our common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our Board of Directors’ authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve. The issuance of preferred stock could impair the voting, dividend and liquidation rights of common stockholders without their approval.

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

Since our shares are not listed on a national stock exchange or quoted on the Nasdaq Capital Market within the United States, trading in our shares on the OTC market will be subject, to the extent the market price for our shares is less than $5.00 per share, to a number of regulations known as the "penny stock rules".  The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide the customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer’s account, and to make a special written determination that the penny stock is a suitable investment for the investor and receive the investor’s written agreement to the transaction.  To the extent these requirements may be applicable they will reduce the level of trading activity in the secondary market for our shares and may severely and adversely affect the ability of broker-dealers to sell our shares.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C – CYBERSECURITY.

One of the functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and management is responsible for the day-to-day management of any material risks that may arise. The Board receives updates as needed from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition

As of December 31, 2023, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

On December 31, 2023, there were 167,138,069 Common Shares issued and outstanding, and the Company had approximately 92 shareholders of record. On December 29, 2023, the closing price of the shares of common stock as reported by the CSE was C$0.04 and on OTCQB was $0.03.

Dividends

Our Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion; however, to date, no dividends have been paid on common stock and we do not anticipate the payment of dividends in the foreseeable future.

Trading in our common stock is subject to rules adopted by the SEC regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to penny stocks require a broker dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC. That disclosure document advises an investor that investment in penny stocks can be very risky and that the investor’s salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

Recent Sales of Unregistered Securities

None, except as reported on Forms 8-K.

Equity Compensation Plan Information

The Company adopted its 2020 Equity Incentive Plan which became effective in January 2021. Under the Plan, the Company is authorized to issue up to 10 million shares of common stock pursuant to grants and the exercise of rights under the Plan. As of the date of this Report, there have been 5,230,000 option grants under the Plan.

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

Results of Operations:

Results of Operations for the Years Ended December 31, 2023 and 2022

A summary of our results from operations is as follows:

	Twelve Months Ended
	12/31/23	12/31/22

Operating expenses
Exploration, evaluation and project expenses	$351,132	$617,262
General and administrative expenses	432,460	682,512
Total operating expenses	783,592	1,299,774

Net operating loss	(783,592)	(1,299,774)

Interest income	2,598	0
Interest expense	0	(463)
Revaluation of warrant liability	1,393,742	616,579
Net income (loss)	$612,748	($683,658)

Operating expenses:

For the twelve months ending December 31, 2023, the Company decreased general and administrative expenses by approximately $250,000. The decrease was due to the following year over year variances:

Twelve months ending	12/31/2023	12/31/2022	Variance
Legal and other professional fees	$316,000	$318,000	($2,000)
Share based compensation	27,000	231,000	(204,000)
Stock exchange fees and related expenses	57,000	115,000	(58,000)
Other general expenses	32,000	19,000	13,000
Total	$432,000	$683,000	($251,000)

•	The decrease in legal and professional fees increase is associated with the acquisition and maintenance of the Excelsior Springs project and our listing on the Canadian Stock Exchange (“CSE”) in 2021.
•	The decrease in share-based compensation is due to the following: On October 12, 2022, the Company granted 2,250,000 options pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the October 2022 options of $106,109 as stock-based compensation. In addition, 675,000 shares were issued to officers and directors with a fair value of $33,750. On August 24, 2022, the Company granted 730,000 options pursuant to the terms of the Company’s Stock Option Plan. The Black Scholes option pricing model was used to estimate the aggregate fair value of the August 2022 options of $43,456 as stock-based compensation.
•	The decrease in stock exchange fees and related expenses was a result of fees paid in 2022 for assistance with private placements.
•	The increase in other general expenses is due to an increase in travel expenses in 2023 when compared to 2022 for various investor meeting and other administrative expenses.

For the year ended December 31, 2023, there was a variance of approximately $266,000 for the same period in 2022 in exploration and evaluation expenses. During 2022, the Company engaged in activities on our exploration programs, including drilling, mapping, permitting, consulting and assay testing which has resulted in additional exploration costs compared to 2023.

Other income and expense:

The revaluation of warrant liability for the twelve months ending December 31, 2023, is based on the following warrants that were issued as part of the private placements as detailed in Note 3 to the financial statements.

Warrant date	12/31/2023	12/31/2022
April 2023	$81,104	$0
October 2022	1,278	21,266
September 2022	6,978	115,000
August 2022	11,683	229,418
April 2022	21,707	293,698
September 2021	3,002	115,122
May 2021	6,210	225,316
Total	$131,962	$999,820
April 2023 initial valuation	525,884
Revaluation of warrant liability	$1,393,742

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

In April 2023 the Company completed a private placement in which we sold 14,500,000 units. We realized total proceeds of $744,160 net of offering costs.

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

Liquidity

As of December 31, 2023, we had approximately $3,000 of cash and a negative working capital of approximately $243,000. This compares to cash on hand of approximately $15,000 and negative working capital of approximately $230,000 at December 31, 2022.

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

As of December 31, 2023, the capital structure of the Company consists of 167,138,069 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

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

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None, except as previously disclosed.

ITEM 9A – CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2023. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position

John C. Power(1)	61	CEO, President, Secretary and Director

Brian Power(1)	58	Director

John Hiner	76	Director

Tyler Minnick	54	CFO

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

From March 2010 to present, Mr. Power has served as co-Managing Member of Ryan Air Exposition, LLC, a private California holding company that invests in antique airplanes. Mr. Power has served as President and director of Four Rivers Broadcasting, Inc., a radio broadcaster, from May 1997 to March 2005 and Vice President from March 2005 to the present. Mr. Power served as Co-Managing Member of Wyoming Resorts, LLC, which owned and operated an historic hotel in Thermopolis, Wyoming, from June 1997 until June 2017. Mr. Power has been a general partner of Power Vacaville, LP a real estate investment firm since January 2008. Mr. Power also serves as the vice-president and director of The Tide Community Broadcasting, Inc. since July 2012.

Mr. Power attended, but did not receive a degree from, Occidental College and University of California at Davis.

Brian Power has served as an officer/director of the Company since its inception in December 2003. He was CEO and President from December 2003 until December 2005 and currently serves as a director of the company. From 1997 to 2014 Mr. Power served as CEO and President of Lone Oak Vineyards, Incorporated, a real estate/agricultural investment company.  From October 1998 to 2005, he was a co-founder and managing member of Spirit of Adventure, LLC a company engaged in the development of deep ocean exploration technologies including the design/build of advanced manned submersibles. From 1996 through the present, he serves on the board of directors of Snuba, Incorporated, a manufacturer and international licensor of proprietary ocean diving systems. From 2014 through the present, Mr. Power founded and is the managing member of Asperatus LLC, a company engaged in the development of airborne remote earth sensing technologies and related data processing analytics. Mr. Power attended Solano Community College and the University of California at Davis.

John Hiner is a director of the Company and provides his services on a part-time basis. He has served as a director of the Company since March 22, 2021, and will devote approximately 10% of his time to the affairs of the Company. As a director, he is responsible for directing and overseeing management of the Company.

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

Tyler Minnick has been the Chief Financial Officer of the Issuer since May 2021 and provides his services on a part-time basis. He has worked in the mining industry since 2011.

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

Director Independence

Our common stock is listed on the OTC Market Inc.’s OTCQB and OTC Pinks inter-dealer quotation systems, which does not have director independence requirements. Nevertheless, for purposes of determining director independence, we have applied the definition set forth in NASDAQ Rule 4200(a)(15). The following directors are considered “independent” as defined under Rule 4200(a)(15): None. John C. Power and Brian Power would not be considered “independent” under the NASDAQ rule due to the fact that John C. Power is an officer and Brian Power is John C. Power’s brother. John Hiner is considered independent.

Board Meetings

During the year ended December 31, 2023, Our Board held various meetings and took numerous actions by unanimous written consent.

Committees of the Board of Directors

We currently do not have standing compensation or nominating committees of the Board of Directors. We do have an audit committee that consists of Brian Power, John Hiner and John Power. We plan to form audit, compensation and nominating committees when it is necessary to do so to comply with federal securities laws or to meet listing requirements of a stock exchange or the Nasdaq Capital Market.

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2023, all these filing requirements were satisfied by our officers, directors, and ten-percent holders. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

Code of Ethics

We have adopted a Code of Ethics that applies to, among other persons, our company’s principal executive officer, as well as persons performing similar functions. As adopted, our Code of Ethics sets forth written guidelines to promote:

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

ITEM 11 – EXECUTIVE COMPENSATION

Director Compensation

The following table shows compensation paid to our directors (excluding compensation included under our summary compensation table above) for service as directors during the year ended December 31, 2023.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Name	($)	($)*	($)*	($)	($)
John C. Power **	$0	$0	$0	$0	$0
Brian Power	$7,500	$0	$0	$0	$0
John Hiner	$7,500	$0	$0	$0	$0
Markus Janser	$7,500	$0	$0	$0	$0

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

Summary Compensation Table

							Nonqualified
Name and				Stock	Option	Non-Equity	Deferred	All Other
Principal		Salary	Bonus	Awards	Awards	Incentive Plan	Compensation	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(1)	Compensation	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John C. Power	2023	$30,000	$0	$0	$0	$0	$0	$7,500	$37,500
Chief Executive Officer	2022	$30,000	$0	$7,500	$23,580	$0	$0	$0	$61,080

Tyler Minnick	2023	$0	$0	$0	$0	$0	$0	$28,033	$28,033
Chief Financial Officer(2)	2022	$0	$0	$3,750	$11,790	$0	$0	$21,240	$36,780

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers during the year, as of December 31, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable	Option Exercise Price ($)	Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)
John C. Power	0	0	$0	0	0
Brian Power	0	0	$0	0	0
John Hiner	0	0	$0	0	0
Markus Janser	0	0	$0	0	0
Tyler Minnick	0	0	$0	0	0

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

The following table shows the number of shares owned as of December 31, 2023, and the percentage of outstanding common stock owned as of that date. Each person has sole voting and investment power with respect to the shares shown, except as noted.

	Amount	Ownership as a
	and Nature of	Percentage of
Name and Address of	Beneficial	Outstanding
Beneficial Owner(1)	Ownership (2)	Common Shares(3)

John C. Power (4)	10,963,238	6.5%

Brian Power (5)	2,207,142	1.3%

John Hiner (6)	1,436,000	0.9%

Tyler Minnick (7)	475,000	0.3%

All officers and directors as a group (four persons)	15,081,380	8.8%

Nubian Resources, Ltd.	60,000,000	34.9%
2526 Yale Court
Abbostford, BC V2S 8G9

John Gibbs (8)	43,446,612	24.8%
807 Wood N Creek
Ardmore, OK 73041

2176423 Ontario, Ltd.	16,546,669	9.9%
150 1 First Canadian Place
Toronto, ON M5X 1H3

(1)	Unless otherwise stated, address is 2010A Harbison Drive # 312, Vacaville, CA 95687.

(2)	Under SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this prospectus. In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 167,138,069 shares outstanding on December 31, 2023

(4)	Includes 471,000 warrants and 500,000 options.

(5)	Includes 178,571 warrants and 1,000,000 options.

(6)	Includes 143,000 warrants and 1,000,000 options.

(7)	Includes 250,000 options.

(8)	Includes 5,655,000 shares owned by TriPower Resources, Inc., of which John D. Gibbs is President and controlling shareholder; includes 500,000 shares owned by Redwood Microcap Fund, of which Mr. Gibbs is a control person; and includes 7,863,773 warrants.

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

The aggregate fees billed for the years ended December 31, 2023, and 2022 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

All payments listed below were paid to the previous auditor:	2023	2022
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$62,610	$51,900

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	–	–

Tax fees - tax compliance, tax advice and tax planning	3,605	3,000

All other fees - services provided by our principal accountants other than those identified above	5,635	14,000

Total fees	$71,850	$68,900

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Effective December 12, 2023 the Board of Directors and Audit Committee of the Company engaged the firm of Davidson & Company LLC as its independent registered certified accountants. Davidson & Company was paid an audit retainer of $10,122 in 2023.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
(1)	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
(1)	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
(1)	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
(1)	3.2	By-Laws
(1)	4.1	2004 Equity Incentive Plan
(1)	4.2	Form of Subscription Agreement
(1)	4.3	Specimen common stock certificate
(1)	10.1	Lease Agreement
(1)	10.2	Form of Escrow Agreement
(1)	10.3	Amended Trademark Assignment
(1)	10.3.2	Initial Assignment of Trademark
(1)	10.4	Lock-up Letter for Brian Power
(1)	10.5	Lock-up Letter for John C. Power
(1)	10.6	Lock-up Letter for J. Andrew Moorer
(1)	10.7	Amended Fund Escrow Agreement
(1)	10.8	Lease Agreement with Golden West Brewing Company
(1)	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
(1)	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
(1)	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
(1)	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
(1)	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
(1)	10.14	Amended and Restated Assignment and Assumption
(1)	10.15	August 7, 1998 Distribution Agreement
(1)	10.16	Territorial Agreement
(1)	10.17	November 4, 2002 Distribution Agreement
(1)	10.18	June 1, 2001 Authorization
(1)	10.19	July 22, 2004 Authorization
(1)	10.20	September 1, 2005 Authorization
(1)	10.22	Second Amended Fund Escrow Agreement
(1)	10.23	Contract with New Zealand Hops, Ltd., 2006
(1)	10.24	Contract with New Zealand Hops, Ltd., 2007
(1)	10.25	Second Amended and Restated Assignment and Assumption
(1)	10.26	Third Amended Fund Escrow Agreement
(1)	10.27	Secured Promissory Note with John C. Power
(1)	10.28	Secured Promissory Note with Power Curve, Inc.
(1)	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
(51)	10.30	Production Agreement with Bison Brewing Co.
(51)	10.31	Employment Agreement with David Del Grande
(2)	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
(4)	10.33	Employment Agreement with Mark Simpson
(4)	10.34	Consultation Agreement with Artisan Food and Beverage Group
(5)	10.35	Credit Agreement dated December 11, 2007
(6)	10.36	Promissory Note dated March 12, 2008
(6)	10.37	Security Agreement dated March 12, 2008
(6)	10.38	Guaranty Agreement dated March 12, 2008
(7)	10.39	Convertible Debenture dated December 31, 2008
(7)	10.40	Security Agreement dated December 31, 2008
(7)	10.41	Hypothecation Agreement dated December 31, 2008

(8)	10.42	Mendocino Production Agreement
(9)	10.43	Exclusive Consignment Agency Agreement
(10)	10.44	Settlement Stipulation with BRK Holdings, LLC
(11)	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
(11)	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
(11)	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
(11)	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
(11)	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
(11)	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
(11)	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
(11)	10.52	Factoring Agreement dated April 28, 2009
(12)	10.53	Agreement to Convert Debt Clifford L. Neuman PC
(12)	10.54	Agreement to Convert Debt Clifford L. Neuman
(12)	10.55	Agreement to Convert Debt John Power
(12)	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
(12)	10.57	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.58	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
(12)	10.60	Agreement to Convert Debt Shana Capital, Ltd.
(13)	10.61	Asset Purchase Agreement dated May 7, 2009
(14)	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
(14)	10.63	Articles of Incorporation of Athena Minerals, Inc.
(15)	10.64	Sale and Purchase Agreement and Joint Escrow Instructions dated December 9, 2009
(15)	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions dated January 5, 2010
(15)	10.66	Promissory Note from Athena Minerals, Inc. to John Power dated January 5, 2010
(16)	10.67	Mining Lease and Option to Purchase dated March 11, 2010
(17)	10.68	Intellectual Property Assignment dated June 25, 2010
(18)	10.69	Promissory Notes John C. Power and John D. Gibbs dated June 30, 2010
(19)	10.70	Promissory Note John D. Gibbs dated August 3, 2010
(20)	10.71	Agreement to Convert Debt – Clifford L. Neuman
(21)	10.72	Agreements to Convert Debt – Donaldson and Kirby
(22)	10.73	Agreement to Convert Debt – Clifford L. Neuman
(23)	10.74	Agreement to Convert Debt – Huss and Strachan
(24)	10.75	Stock Purchase Agreement; Indemnity Agreement and Amendment No. 1 to Indemnity Agreement each dated December 31, 2010
(25)	10.76	Consent of Schumacher & Associates dated March 7, 2011
(26)	10.77	Marketing Agreement with Bill Fishkin dated April 1, 2011
(26)	10.78	Agreement to Convert Debt with Donaldson Consulting Services, Inc. dated May 31, 2011
(27)	10.79	Term Sheet with LeRoy Wilkes dated July 14, 2011
(28)	10.80	Accredited Members Agreement dated August 31, 2011
(29)	10.81	Promissory Note – John D. Gibbs dated October 26, 2011
(29)	10.82	Promissory Note – John D. Gibbs dated November 15, 2011
(30)	10.83	Marketing Agreement with Bill Fishkin dated December 1, 2011
(31)	10.84	Advisor Agreement with GVC Capital, LLC dated January 30, 2012
(32)	10.85	Promissory Note – John D. Gibbs dated March 18, 2012
(33)	10.86	Promissory Note – John D. Gibbs dated February 2, 2012
(34)	10.87	Promissory Note – John D. Gibbs dated April 27, 2012
(35)	10.88	Agreement to Convert Debt – John D. Gibbs
(36)	10.89	Promissory Note – John D. Gibbs dated May 22, 2012
(36)	10.90	Assignment of Right to Purchase Property
(37)	10.91	Agreement to Convert Debt – John Donaldson
(38)	10.92	Credit Agreement – John D. Gibbs
(38)	10.93	Form of Credit Note
(39)	10.94	Amendment No. 1 to Langtry Lease Agreement
(40)	10.95	Allonge and Modification Agreement with John D. Gibbs
(41)	10.96	Amendment No. 2 to Langtry Lease Agreement

(42)	10.97	Second Allonge and Modification Agreement with John D. Gibbs
(43)	10.98	Amendment No. 3 to Langtry Lease Agreement
(44)	10.99	Third Allonge and Modification Agreement with John D. Gibbs
(45)	10.100	Promissory Note – Clifford L. Neuman dated April 1, 2015
(46)	10.101	Lease/Purchase Option Agreement
(47)	10.102	Fifth Allonge and Modification Agreement with John D. Gibbs
(48)	10.103	Promissory Note – John Power dated September 12, 2016
(49)	10.104	Agreement to Convert Debt dated May 15, 2018
(50)	10.105	Eighth Allonge and Modification Agreement with John D. Gibbs
(52)	10.106	Tenth Allonge and Modification Agreement with John D. Gibbs
(53)	10.107	Eleventh Allonge and Modification Agreement with John D. Gibbs
(54)	10.108	Amendment No. 1 to Lease with an Option to Purchase dated March 10, 2016
(55)	10.109	NSR Agreement
(56)	10.110	Termination Agreement
(57)	10.111	Twelfth Allonge and Modification Agreement with John Gibbs
(58)	10.112	Letter of Intent dated August 21, 2020
(59)	10.113	Thirteenth Allonge and Modification Agreement with John Gibbs
(60)	10.114	Letter of Intent
(61)	10.115	Option Agreement
(62)	10.116	Option Agreement - Stronghold
(63)	10.117	Agreement to Convert Debt -Power
(64)	10.118	Agreement to Convert Debt -Gibbs
(65)	10.119	Agreement to Convert Debt - Power
(66)	10.120	Certificate of Amendment to Certificate of Amended and Restated Certificate of Incorporation
(67)	10.121	Consulting Agreement - Minnick
(68)	10.122	First Amendment to Option Agreement
(69)	10.123	Share Purchase Agreement dated December 27, 2021
(70)	10.124	Consent of Smythe LLP
(71)	10.125	Share Purchase Agreement
(71)	10.126	Registration Rights Agreement
(2)	14	Code of Ethics
(1)	21.0	List of Subsidiaries
#	31.1	Certification of the Chief Executive Officer required by Section 13a-14(a) of the Exchange Act.
#	31.2	Certification of the Chief Financial Officer required by Section 13a-14(a) of the Exchange Act.
#	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
#	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	Inline XBRL Instance Document##
	101.SCH	Inline XBRL Schema Document##
	101.CAL	Inline XBRL Calculation Linkbase Document##
	101.LAB	Inline XBRL Label Linkbase Document##
	101.PRE	Inline XBRL Presentation Linkbase Document##
	101.DEF	Inline XBRL Definition Linkbase Document##
	104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

__________________

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and filed with the Commission on April 24, 2007.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March 14, 2008.

(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2010 and filed with the Commission on June 25, 2010.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 30, 2010 and filed with the Commission on July 28, 2010.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2010 and filed with the Commission on August 4, 2010.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 23, 2010.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 30, 2010.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated August 20, 2010 and filed with the Commission on November 1, 2010.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 15, 2010 and filed with the Commission on November 17, 2010.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2010 and filed with the Commission on January 6, 2011
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2011 and filed with the Commission on March 7, 2011.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 1, 2011 and filed with the Commission on June 2, 2011.
(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 1, 2011 and filed with the Commission on August 3, 2011.
(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 22, 2011 and filed with the Commission on September 9, 2011.
(29)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 26, 2011 and filed with the Commission on January 4, 2012.
(30)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2011 and filed with the Commission on January 5, 2012.
(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on February 9, 2012.
(32)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 18, 2012 and filed with the Commission on March 23, 2012.
(33)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated February 2, 2012 and filed with the Commission on March 26, 2012.
(34)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.
(35)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.
(36)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 22, 2012 and filed with the Commission on May 25, 2012

(37)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 16, 2012 and filed with the Commission on June 19, 2012.
(38)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2012 and filed with the Commission on July 19, 2012.
(39)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 28, 2012 and filed with the Commission on November 29, 2012.
(40)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 5, 2013 and filed with the Commission on June 6, 2013.
(41)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 19, 2013 and filed with the Commission on December 23, 2013.
(42)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2013 and filed with the Commission on January 2, 2014.
(43)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2015 and filed with the Commission on January 21, 2015.
(44)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2014 and filed with the Commission on March 31, 2015.
(45)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2015 and filed with the Commission on May 6, 2015.
(46)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 10, 2016 and filed with the Commission on March 15, 2016.
(47), (48)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2016 and filed with the Commission on October 14, 2016.
(49)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 27, 2018 and filed with the Commission on June 28, 2018.
(50)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2018 and filed with the Commission on August 6, 2018.
(51)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 1, 2007 and filed with the Commission on March 8, 2007
(52)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2019 and filed with the Commission on November 6, 2019.
(53), (54)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 21, 2020 and filed with the Commission on February 24, 2020.
(55), (56)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2020 and filed with the Commission on April 29, 2020.
(57), (58)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2020 and filed with the Commission on August 31, 2020.
(59)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 19, 2020 and filed with the Commission on October 19, 2020.
(60)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 22, 2020 and filed with the Commission on October 28, 2020.
(61)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2020 and filed with the Commission on December 21, 2020.
(62), (63), (64), (65)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 21, 2020 and filed with the Commission on January 5, 2021.
(66)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2021 and filed with the Commission on January 27, 2021.
(67)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 6, 2021 and filed with the Commission on May 12, 2021.
(68)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 10, 2021 and filed with the Commission on November 15, 2021.
(69)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 27, 2021 and filed with the Commission on January 6, 2022.
(70)	Incorporated by reference from the Company’s Current Report on Amended Form 8-K/A dated December 27, 2021 and filed with the Commission on March 14, 2022.
(71)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 22, 2023 and filed with the Commission on December 28, 2022.
#	Filed herewith
##	Furnished, not filed.

ATHENA GOLD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Athena Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Athena Gold Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2022, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2011.

Houston, Texas

March 15, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

of Athena Gold Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Athena Gold Corp. (the “Company”), as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Athena Gold Corp. as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has as a working capital deficiency of approximately $270,000, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants

Vancouver, Canada

March 28, 2024

ATHENA GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

Assets	12/31/23	12/31/22

Current assets
Cash	$2,808	$15,075
Prepaid expenses	45,647	32,200
Total current assets	48,455	47,275

Other assets
Investment in securities	496,400	–
Mineral rights	6,196,114	6,196,114
Total other assets	6,692,514	6,196,114

Total assets	$6,740,969	$6,243,389

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$144,695	$143,939
Accounts payable - related party	100,500	30,006
Advanced deposits	46,000	–
Warrant liability	29,151	–
Note payable	–	106,210
Total current liabilities	320,346	280,155

Long term liabilities
Warrant liability	102,811	999,820
Total long term liabilities	102,811	999,820

Total liabilities	423,157	1,279,975

Stockholders’ equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 250,000,000 shares authorized, 167,138,069 and 136,091,400 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	16,714	13,609
Additional paid in capital	17,391,148	16,652,603
Accumulated deficit	(11,090,050)	(11,702,798)

Total stockholders’ equity	6,317,812	4,963,414

Total liabilities and stockholders’ equity	$6,740,969	$6,243,389

Commitments and contingencies (Note 5)

See accompanying notes to the financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Twelve Months Ended
	12/31/23	12/31/22

Operating expenses
Exploration, evaluation and project expenses	$351,132	$617,262
General and administrative expenses	432,460	682,512
Total operating expenses	783,592	1,299,774

Net operating loss	(783,592)	(1,299,774)

Interest income	2,598	–
Interest expense	–	(463)
Revaluation of warrant liability	1,393,742	616,579
Net income (loss)	$612,748	$(683,658)

Weighted average common shares outstanding – basic and diluted	146,153,300	127,608,629

Income per common share – basic and diluted	$0.00	$(0.01)

See accompanying notes to the financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2021	119,858,700	$11,986	$16,056,561	$(11,019,140)	$5,049,407
Stock based compensation	–	–	197,116	–	197,116
Shares issued for services	675,000	67	33,683	–	33,750
Private placement	15,057,700	1,506	922,484	–	923,990
Warrant liability	–	–	(592,191)	–	(592,191)
Common stock issued for mineral property	500,000	50	34,950	–	35,000
Net loss	–	–	–	(683,658)	(683,658)
December 31, 2022	136,091,400	$13,609	$16,652,603	$(11,702,798)	$4,963,414

December 31, 2022	136,091,400	$13,609	$16,652,603	$(11,702,798)	$4,963,414
Private placement, net	14,500,000	1,450	742,710	–	744,160
Warrant liability	–	–	(525,884)	–	(525,884)
Stock based compensation	–	–	26,974	–	26,974
Common stock issued for investment in securities	16,546,669	1,655	494,745	–	496,400
Net income	–	–	–	612,748	612,748
December 31, 2023	167,138,069	$16,714	$17,391,148	$(11,090,050)	$6,317,812

See accompanying notes to the financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Twelve Months Ended
	12/31/23	12/31/22

Cash flows from operating activities
Net income (loss)	$612,748	$(683,658)
Adjustments to reconcile net loss to net cash used in operating activities
Revaluation of warrant liability	(1,393,742)	(616,579)
Shares issued for services	–	33,750
Share based compensation	26,974	197,116
Change in operating assets and liabilities:
Prepaid expense	(13,447)	18,966
Accounts payable	756	93,566
Accounts payable - related party	70,494	30,006

Net cash used in operating activities	(696,217)	(926,833)

Cash flows from investing activities
Purchase of mineral properties	–	(29,214)

Net cash used in investing activities	–	(29,214)

Cash flows from financing activities
Loan from related parties	25,000	101,100
Deposits for future private placement	46,000	–
Payments on notes payable	(106,210)	(25,690)
Proceeds from private placement of stock, net	719,160	822,890

Net cash provided by financing activities	683,950	898,300

Net decrease in cash	(12,267)	(57,747)

Cash, beginning of period	15,075	72,822

Cash, end of period	$2,808	$15,075

Noncash investing and financing activities
Interest and taxes paid	$–	$–
Stock issued to payoff note payable	$25,000	$101,100
Common stock issued for mineral properties	$–	$35,000
Related party note payable for mineral property	$–	$131,900
Warrant liability recognition	$525,884	$592,191
Common stock issued for investment in securities	$496,400	$–
Broker warrants issued	$7,954	$–

See accompanying notes to the financial statements.

ATHENA GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation and Statement of Compliance

The accompanying consolidated financial statements (the “consolidated financial statements”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Basis of Measurement

These consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

Principles of Consolidation

The consolidated financial statements include the accounts of Athena Gold Corp. and its wholly owned subsidiary, Nubian USA. All significant inter-entity balances and transactions have been eliminated in consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control.

Going Concern and Management’s Plans

As at December 31, 2023, the Company has a working capital deficiency of approximately $270,000. The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On December 31, 2023, the Company’s cash balance was approximately $3,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

Critical Judgements and Estimation Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, and expenses. These estimates and judgements are subject to change based on experience and new information which could result in outcomes that require a material adjustment to the carrying amounts of assets or liabilities affecting future periods. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized prospectively.

Share-based compensation – The fair value of share-based compensation is calculated using the Black-Scholes model. The main assumptions used in the model include the estimated life of the option, the expected volatility of the Company’s share price, and the risk-free rate of interest. The resulting value calculated is not necessarily the value that the holder of the option could receive in an arm’s-length transaction.

Warrant liability – The fair value of the warrant liability is calculated using the Black-Scholes model. The main assumptions used in the model include the estimated life of the warrant, the expected volatility of the Company’s share price, and the risk-free rate of interest. The resulting value calculated is not necessarily the value that the holder of the warrant could receive in an arm’s-length transaction.

Foreign Currency Translation

The Company is exposed to currency risk on transactions and balances in currencies other than the functional currency. The Company has not entered into any contracts to manage foreign exchange risk.

These consolidated financial statements are presented in U.S. dollars (“USD”), which is the Company’s reporting currency. The functional currency of the Company and its subsidiaries is the US dollar; therefore, the Company is exposed to currency risk from financial assets and liabilities denominated in Canadian dollars. The Company does not consider the currency risk to be material to the future operations of the Company and, as such, does not have a program to manage currency risk.

Transactions in foreign currencies are recorded in the functional currency at exchange rates prevailing on the dates of the transactions. At the end of each reporting period, monetary assets and liabilities denominated in foreign currencies are translated at the period end exchange rates. Non-monetary items are translated at the exchange rates in effect on the date of the transactions. Foreign exchange gains and losses arising on translation are presented in the consolidated statements of loss and comprehensive loss.

Mineral Property Acquisition and Exploration Costs

Mineral property exploration costs are expensed as incurred until economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed. Costs of property and equipment acquisitions are being capitalized.

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

The fair value of cash, prepaid expenses, accounts payable, advanced deposits, and note payable approximate their carrying values due to their short term to maturity. The investment in securities is recorded at the fair value of the Company as of the closing date of the nonmonetary transaction, with subsequent valuation recorded at the fair value of Nubian Resources Ltd. The warrant liabilities are measured using level 3 inputs (Note 3).

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2023 and December 31, 2022. The periods ended December 31, 2022, 2021, 2020 and 2019 are open to examination by taxing authorities.

Long Lived Assets

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Certain warrants are treated as derivative financial liabilities. The estimated fair value, based on the Black-Scholes model, is adjusted on a quarterly basis with gains or losses recognized in the statement of loss and comprehensive loss. The Black-Scholes model is based on significant assumptions such as volatility, dividend yield, expected term and liquidity discounts.

Investment in securities

We have concluded that the Company does not have the ability to exercise significant influence over operating and financial policies of its investee. The Company has elected to measure the investment at fair value less impairment.

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Twelve Months Ended
	12/31/2023	12/31/2022
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$654,495	$(683,658)

Basic weighted average shares outstanding	146,153,300	127,608,629
Assumed conversion of dilutive shares	–	–
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	146,153,300	127,608,629

Basic Earnings (Loss) Per Common Share	$0.00	$(0.01)
Diluted Earnings (Loss) Per Common Share	$0.00	$(0.01)

The options and warrants that were not included in the diluted weighted average shares calculation were excluded because they were “out-of-the money”. In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. The following details the dilutive and anti-dilutive shares:

December 31, 2023	Dilutive shares – In the money	Anti-dilutive shares – Out of the money	Total
Options	0	5,230,000	5,230,000
Warrants	0	39,391,503	39,391,503
Total	0	44,621,503	44,621,503

December 31, 2022	Dilutive shares – In the money	Anti-dilutive shares – Out of the money	Total
Options	0	4,980,000	4,980,000
Warrants	0	24,935,560	24,935,560
Total	0	29,915,560	29,915,560

Risks and Uncertainties

Since the formation of the Company, it has not generated any revenue. As an early-stage company, the Company is subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Our business is dependent upon the implementation of our business plan. There can be no assurance that our efforts will be successful or that we will ultimately be able to generate revenue or attain profitability.

Natural resource exploration, and exploring for gold, is a business that by its nature is very speculative. There is a strong possibility that we will not discover gold or any other mineralization which can be mined or extracted at a profit. Even if we do discover gold or other deposits, the deposit may not be of the quality or size necessary for us or a potential purchaser of the property to make a profit from mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides, and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

The Company business is exploring for gold and other minerals. If the Company discovers commercially exploitable gold or other deposits, revenue from such discoveries will not be generated unless the gold or other minerals are mined.

Mining operations in the United States are subject to many different federal, state, and local laws and regulations, including stringent environmental, health and safety laws. In the event operational responsibility is assumed for mining our properties, the Company may be unable to comply with current or future laws and regulations, which can change at any time. Changes to these laws may adversely affect any of the Company potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays greater than those the Company anticipates, adversely affecting any potential mining operations. Future mining operations, if any, may also be subject to liability for pollution or other environmental damage. The Company may choose not to be insured against this risk because of high insurance costs or other reasons.

The Company’s exploration and development activities may be affected by existing or threatened medical pandemics, such as the novel coronavirus (COVID-19). A government may impose strict emergency measures in response to the threat or existence of an infectious disease, such as the emergency measures imposed by governments of many countries and states in response to the COVID-19 virus pandemic. As such, there are potentially significant economic and social impacts of infectious diseases, including but not limited to the inability of the Company to develop and operate as intended, shortage of skilled employees or labor unrest, inability to access sufficient healthcare, significant social upheavals or unrest, disruption to operations, supply chain shortages or delays, travel and trade restrictions, government or regulatory actions or inactions (including but not limited to, changes in taxation or policies, or delays in permitting or approvals, or mandated shut downs), declines in the price of precious metals, capital markets volatility, availability of credit, loss of investor confidence and impact on economic activity in affected countries or regions. In addition, such pandemics or diseases represent a serious threat to maintaining a skilled workforce in the mining industry and could be a major health-care challenge for the Company. There can be no assurance that the Company or the Company’s personnel will not be impacted by these pandemic diseases and the Company may ultimately see its workforce productivity reduced or incur increased medical costs/insurance premiums as a result of these health risks. COVID-19 is rapidly evolving and the effects on the mining industry and the Company are uncertain. The Company may not be able to accurately predict the impact of infectious disease, including COVID-19, or the quantum of such risks. There can be no assurance that the Company will not be impacted by adverse consequences that may be brought about by pandemics on global financial markets, which may reduce resources, share prices and financial liquidity, and may severely limit the financing capital available to the Company.

Recent Accounting Pronouncements

Certain new standards, amendments and interpretations, and improvements to existing standards have been published by the FASB and United States Securities and Exchange Commission but are not yet effective and have not been adopted early by the Company. The Company does not anticipate that any of these pronouncements will have a material impact on its consolidated financial statements.

Note 2 – Mineral Rights – Excelsior Springs

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

On June 9, 2022, the Company entered into an Acquisition Agreement (the “Agreement”) to purchase an undivided 100% interest in the Fortunatus and Prout patented lode mining claims in Esmeralda County, Nevada as part of the Excelsior Springs Project. The Agreement was completed in July 2022 with the following terms:

•	$25,000 settled in cash

•	$35,000 of the purchase price settled by the issuance of 500,000 shares of the Company’s common stock; and

•

$125,000 settled by a loan, paid by the Company in quarterly installments of $25,000, beginning November 13, 2022, and continuing until October 13, 2023.

All payments have been made with no balance remaining on the note payable.

Note 3 – Common Stock and Warrants

Effective December 29, 2023, the Company completed the sale of an aggregate of 16,546,699 shares of its Common Stock to a corporation incorporated under the laws of Ontario (“Vendor”) in consideration of the assignment by Vendor to the Company of an aggregate of 10 million shares of Common Stock of Nubian.

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

During January 2023, the Company executed a promissory note with John Gibbs, a related party discussed in Note 6, for $25,000. The Company issued 357,143 shares at C$0.07 per share as a part of the April 2023 private placement to settle this note payable.

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

The warrants have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. Outstanding subscription warrants were valued as of December 31, 2023, with various inputs using a Black Scholes model. Broker warrants are valued at the time of issuance. The following is a summary of warrants issued and outstanding.

As of December 31, 2023:

Issue Date	Expiration Date	Exercise Price (CAD)	Valuation	Volatility	Warrants Issued

Subscription Warrants
5/25/2021	5/31/2024	$0.15	$6,210	140%	6,250,000
9/30/2021	5/31/2024	$0.15	3,002	136%	3,108,700
4/14/2022	4/13/2025	$0.15	21,707	107%	6,250,000
8/12/2022	8/12/2024	$0.12	6,501	120%	3,247,500
8/31/2022	8/31/2024	$0.12	5,182	119%	2,300,000
9/14/2022	9/14/2024	$0.12	6,978	119%	2,760,200
10/24/2022	10/24/2024	$0.12	1,278	111%	500,000
4/24/2023	4/24/2025	$0.10	81,104	108%	14,500,000

			$131,962		38,916,400

Broker Warrants
4/14/2022	4/13/2024	$0.15	1,344	138%	70,000
8/31/2022	8/31/2024	$0.12	6,312	132%	104,250
9/14/2022	9/14/2024	$0.12	2,921	134%	80,100
4/24/2023	4/24/2025	$0.10	7,954	117%	220,303

			$18,531		474,653

As of December 31, 2022:

Issue Date	Expiration Date	Exercise Price (CAD)	Valuation	Volatility	Warrants Issued

Subscription Warrants
5/25/2021	5/31/2024	$0.15	$225,316	132%	6,250,000
9/30/2021	5/31/2024	$0.15	115,122	134%	3,108,700
4/14/2022	4/13/2025	$0.15	293,698	133%	6,250,000
8/12/2022	8/12/2024	$0.12	134,067	128%	3,247,500
8/31/2022	8/31/2024	$0.12	95,351	126%	2,300,000
9/14/2022	9/14/2024	$0.12	115,000	125%	2,760,200
10/24/2022	10/24/2024	$0.12	21,266	124%	500,000

			$999,820		24,416,400

Broker Warrants
5/25/2021	5/31/2023	$0.15	12,943	205%	173,810
9/30/2021	9/30/2023	$0.15	7,472	196%	91,000
4/14/2022	4/13/2024	$0.15	1,344	138%	70,000
8/31/2022	8/31/2024	$0.12	6,312	132%	104,250
9/14/2022	9/14/2024	$0.12	2,921	134%	80,100

			$30,992		519,160

The following is a summary of warrants exercised, issued and expired:

Total

Balance at December 31, 2021	9,623,510
Exercised	0
Issued	15,312,050
Expired	0
Balance at December 31, 2022	24,935,560
Exercised	0
Issued	14,720,303
Expired	(264,810)
Balance at December 31, 2023	39,391,053
Weighted average exercise price	$0.12

Note 4 – Share Based Compensation

The Company adopted its 2020 Equity Incentive Plan (the “Plan”) which became effective in January 2021. Under the Plan, the Company is authorized to issue up to 10 million shares of common stock pursuant to grants and the exercise of rights under the Plan.

On January 16, 2023, the Company granted 250,000 options pursuant to the Company’s Plan at a price of $0.0675. The options were issued to a consultant to the Company. The options were valued at $13,267 on the grant date and 50% vested on grant date with the remaining 50% vesting one year from grant date. Stock-Based Compensation (SBC) expense totaled $12,712 for the twelve months ending December 31, 2023.

On October 12, 2022, the Company granted 2,250,000 options pursuant to the Company’s Plan, fully vested, at a price of $0.06. The options were issued to five individuals, the CEO, CFO, and three Directors of the Company. The SBC expense totaled $106,109 for the twelve months ending December 31, 2022.

On August 24, 2022, the Company granted 730,000 options pursuant to the Company’s Plan, fully vested, at a price of $0.06. The options were issued to a consultant to the Company. The SBC expense totaled $43,456 for the twelve months ending December 31, 2022.

On March 22, 2021, the Company granted 2,000,000 options pursuant to the Company’s Plan at a price of $0.09 to four individuals, three Directors of the Company, the other a consultant to the Company. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date. The options were valued at $190,202 on the grant date and 50% vested on grant date with 25% vesting one year from grant date and the remaining 25% vesting two years from grant date. SBC expense totaling $14,262 for the twelve months ending December 31, 2023.

A summary of the stock options as of December 31, 2023, and changes during the periods are presented below:

							SBC Expense - 12 Months Ending
Grant Date	Expiration Date	Exercise Price	Valuation	Volatility	Options Granted	Expected Life (Yrs)	12/31/2023	12/31/2022

3/22/2021	3/22/2026	$0.0900	$190,202	211%	2,000,000	3.4	$14,262	$47,551
8/24/2022	8/24/2032	$0.0600	$43,456	178%	730,000	5.5	0	43,456
10/12/2022	10/12/2032	$0.0600	$106,109	162%	2,250,000	5.5	0	106,109
1/16/2023	1/16/2028	$0.0675	$13,267	174%	250,000	3.3	12,712	0

							$26,974	$197,116

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2021	2,000,000	$0.09	4.2	$80,000
Exercised	0	0	0	0
Issued	2,980,000	0.06	10.0	0
Canceled	0	0	0	0
Balance at December 31, 2022	4,980,000	0.07	7.1	0
Exercised	0	0	0	0
Issued	250,000	0.07	4.0	0
Canceled	0	0	0	0
Balance at December 31, 2023	5,230,000	0.07	6.0	0
Options exercisable at December 31, 2023	5,105,000	0.07	6.1	0

Note 5 – Commitments and Contingencies

None.

Note 6 – Related Party Transactions

Management and Consulting Fees

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena, $30,000 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2023 and 2022.

The Company paid the Chief Financial Officer for consulting services $28,033 and $21,240 for the years ended December 31, 2023 and 2022, respectively

Director Fees

The four members of the Board of Directors each received $7,500 for the year ended December 31, 2023 for a total of $30,000. There were no director fees paid in 2022.

Stock based compensation

On October 12, 2022, the Company granted 2,250,000 options, fully vested, at a price of $0.06. The options were issued to five individuals, the CEO, CFO, and three Directors of the Company. The SBC expense totaled $106,109 for the twelve months ending December 31, 2022.

On March 22, 2021, the Company granted 1,500,000 options at a price of $0.09 to three Directors of the Company. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date. The options were valued at $142,652 on the grant date and 50% vested on grant date with 25% vesting one year from grant date and the remaining 25% vesting two years from grant date. SBC expense totaling $10,989 and $35,663 for the twelve months ending December 31, 2023 and 2022, respectively.

Advanced deposits and accounts payable

In December 2023, the Company received an advanced deposit for future investment into a private placement from John Gibbs for $25,000 and from John Power for $21,000. In addition, John Power is due approximately $100,000 and $30,000 as of December 31, 2023 and 2022, respectively for expense reports and other advances made to the Company.

Note Payable

In January 2023, the Company executed a promissory note with John Gibbs for $25,000 at 6% that is payable on demand (Note 3). The amount was converted into equity as part of the April 2023 private placement. There are no notes payable as of December 31, 2023.

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

Note 8 – Income Taxes

The Company is current on all its corporate tax filings. Tax year 2023 will be extended if not filed by its due date. Tax returns filed for the years 2019 through 2022 are open for examination from taxing authorities.

Due to the enactment of the Tax Reform Act of 2018, the corporate tax rate for those tax years beginning with 2018 has been reduced to 21%. Our reconciliation between the expected federal income tax benefit computed by applying the federal statutory rate to our net loss and the actual benefit for taxes on net loss for 2023 and 2022 is as follows:

Reconciliation of income tax expense
	Years Ended December 31,
	2023	2022
Expected federal income tax expense (benefit) at statutory rate	$128,677	$(224,568)
Expected state income tax expense (benefit) at statutory rate	54,167	(94,532)
Adjustment to prior years provision versus statutory tax returns	(158,826)	–
Change in valuation allowance	(24,018)	319,100
Income tax benefit	$–	$–

Our deferred tax assets as of December 31, 2023, and 2022 are as follows:

Schedule of deferred tax assets
	Years Ended December 31,
Deferred tax assets:	2023	2022
Net operating carryover	$3,366,577	$2,982,751
Stock compensation	124,202	116,153
Warrant revaluation	(519,466)	(103,574)
Total deferred tax asset	2,971,313	2,995,330
Less: valuation allowance	(2,971,313)	(2,995,330)
Deferred tax assets, net of valuation allowance	$–	$–

The Company has approximately a $11,282,000 and $10,528,000 net operating loss carryover as of December 31, 2023, and December 31, 2022, respectively. The net operating loss may offset against taxable income, with $4,963,000 of the net operating loss carryover begins expiring in 2027 and $6,319,000 with no expiry date may be subject to U.S. Internal Revenue Code Section 382 limitations.

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

The Company and its subsidiary files annual US Federal income tax returns and annual income tax returns for the state of California. Income taxing authorities have conducted no formal examinations of past Federal or state income tax returns and supporting records.

Note 9 – Segmented Information

All long-lived assets are in the United States of America.

Note 10 – Subsequent Events

Effective January 17, 2024, the Company completed the sale of an aggregate of C$200,000 of its Units at a purchase price of C$0.04 per Unit for a total of 5,000,000 Units. Each Unit consisted of one share of Common Stock and one common stock purchase warrant exercisable for one year to purchase one additional share of Common Stock at a price of C$0.05 per share.

The Company settled debt to a creditor by issuing 685,564 common shares to the creditor in full discharge and complete satisfaction of the C$34,278 debt.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA GOLD CORPORATION

Date: March 28, 2024	By: /s/ John C. Power John C. Power Chief Executive Officer, President, Secretary & Director (Principal Executive Officer)

Date: March 28, 2024	By: /s/ Tyler Minnick Tyler Minnick Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ John C. Power John C. Power	Chief Executive Officer, President, Secretary & Director (Principal Executive Officer)	March 28, 2024

/s/ Brian Power Brian Power	Director	March 28, 2024

/s/ John Hiner John Hiner	Director	March 28, 2024

/s/ Tyler Minnick Tyler Minnick	Chief Financial Officer (Principal Accounting Officer)	March 28, 2024

