Form 10-Q
period 2024-03-31
ATHENA GOLD CORP
filed 2024-05-14
CIK 1304409

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

On May 14, 2024, there were 172,823,633 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATHENA GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(unaudited)

	3/31/24	12/31/23
Assets

Current assets
Cash	$15,901	$2,808
Prepaid expenses	26,000	45,647
Total current assets	41,901	48,455

Other assets
Investment in securities	661,867	496,400
Mineral rights	6,196,114	6,196,114
Total other assets	6,857,981	6,692,514

Total assets	$6,899,882	$6,740,969

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$128,525	$144,695
Accounts payable - related party	151,127	100,500
Advanced deposits	–	46,000
Warrant liability	42,206	29,151
Total current liabilities	321,858	320,346

Long term liabilities
Warrant liability	276,572	102,811
Total long term liabilities	276,572	102,811

Total liabilities	598,430	423,157

Stockholders' equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	–	–
Common stock - $0.0001 par value; 250,000,000 shares authorized, 172,823,633 and 167,138,069 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	17,283	16,714
Additional paid in capital	17,496,035	17,391,148
Accumulated deficit	(11,211,866)	(11,090,050)

Total stockholders' equity	6,301,452	6,317,812

Total liabilities and stockholders' equity	$6,899,882	$6,740,969

Commitments and contingencies (Note 5)

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(unaudited)

	Three Months Ended
	3/31/24	3/31/23

Operating expenses
Exploration, evaluation and project expenses	$40,414	$16,768
General and administrative expenses	128,827	140,464
Total operating expenses	169,241	157,232

Net operating loss	(169,241)	(157,232)

Unrealized gain on investment	165,467	–
Revaluation of warrant liability	(118,042)	396,693
Net income (loss)	$(121,816)	$239,461

Weighted average common shares outstanding – basic and diluted	171,761,495	136,091,400

Income (loss) per common share – basic and diluted	$(0.00)	$0.00

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(EXPRESSED IN US DOLLARS)

(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2022	136,091,400	$13,609	$16,652,603	$(11,702,798)	$4,963,414
Stock based compensation	–	–	22,000	–	22,000
Net loss	–	–	–	239,461	239,461
March 31, 2023	136,091,400	$13,609	$16,674,603	$(11,463,337)	$5,224,875

December 31, 2023	167,138,069	$16,714	$17,391,148	$(11,090,050)	$6,317,812
Private placement, net	5,000,000	500	147,841	–	148,341
Warrant liability	–	–	(68,774)	–	(68,774)
Stock based compensation	–	–	555	–	555
Stock issued to pay off debt	685,564	69	25,265	–	25,334
Net income	–	–	–	(121,816)	(121,816)
March 31, 2024	172,823,633	$17,283	$17,496,035	$(11,211,866)	$6,301,452

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(unaudited)

	Three Months Ended
	3/31/24	3/31/23

Cash flows from operating activities
Net income (loss)	$(121,816)	$239,461
Adjustments to reconcile net loss to net cash used in operating activities
Revaluation of warrant liability	118,042	(396,693)
Unrealized gain on investments	(165,467)	–
Shares issued for services	–	–
Share based compensation	555	22,000
Change in operating assets and liabilities:
Prepaid expense	19,647	16,200
Accounts payable	9,164	14,398
Accounts payable - related party	71,255	70,054
Advanced deposits	–	25,000

Net cash used in operating activities	(68,620)	(9,580)

Cash flows from financing activities
Loan from related parties	–	25,000
Deposits for future private placement	(46,000)	–
Payments on notes payable	–	(27,070)
Proceeds from private placement of stock, net	127,713	–

Net cash provided by financing activities	81,713	(2,070)

Net decrease in cash	13,093	(11,650)

Cash, beginning of period	2,808	15,075

Cash, end of period	$15,901	$3,425

Noncash investing and financing activities
Interest and taxes paid	$–	$–
Stock issued to pay off debt	$45,962	$–
Warrant liability recognition	$68,774	$–

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

Basis of Presentation and Statement of Compliance

The accompanying consolidated financial statements (the “consolidated financial statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Basis of Measurement

These consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

Principles of Consolidation

The consolidated financial statements include the accounts of Athena Gold Corp. and its wholly owned subsidiary, Nubian Resources USA (“Nubian USA”). All significant inter-entity balances and transactions have been eliminated in consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control.

Going Concern and Management’s Plans

As at March 31, 2024, the Company has a working capital deficiency of approximately $280,000. The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On March 31, 2024, the Company’s cash balance was approximately $16,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

Impairment of mineral properties – Management applies significant judgment in its assessment of mineral properties and whether there are any indications of impairment. The Company considers both internal and external sources of information when making the impairment assessment. External sources of information considered are changes in the Company’s economic, legal and regulatory environment, which it does not control, but affects the recoverability of its mining assets. Internal sources of information the Company considers include the manner in which mining properties are expected to be used and indications of economic performance.

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

Mineral Property Acquisition and Exploration Costs

Mineral property exploration costs are expensed as incurred until economic reserves are quantified. To date, the Company has not established any proven or probable reserves on its mineral properties. Costs of lease, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company has chosen to expense all mineral exploration costs as incurred given that it is still in the exploration stage. Once the Company has identified proven and probable reserves in its investigation of its properties and upon development of a plan for operating a mine, it would enter the development stage and capitalize future costs until production is established. When a property reaches the production stage, the related capitalized costs will be amortized over the estimated life of the probable-proven reserves. When the Company has capitalized mineral properties, these properties will be periodically assessed for impairment of value and any diminution in value. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all exploration costs are being expensed. Costs of mineral property acquisitions are being capitalized.

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

The fair value of cash, prepaid expenses, accounts payable, advanced deposits, and note payable approximate their carrying values due to their short term to maturity. The investment in securities is recorded at the fair value through profit and loss using Level 1 inputs. The warrant liabilities are measured at fair value through profit and loss using level 3 inputs (Note 3).

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended
	3/31/2024	3/31/2023
Basic and Diluted Earnings (Loss) per Common Share
Earnings (loss)	$(121,816)	$239,461
Basic weighted average shares outstanding	171,761,495	136,091,400
Assumed conversion of dilutive shares	0	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	171,761,495	136,091,400
Basic Earnings (Loss) Per Common Share	$0.00	$0.00
Diluted Earnings (Loss) Per Common Share	$0.00	$0.00

The options and warrants that were not included in the diluted weighted average shares calculation were excluded because they were “out-of-the money”. In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. The following details the dilutive and anti-dilutive shares:

March 31, 2024	Dilutive shares - In the money	Anti-dilutive shares - Out of the money	Total
Options	–	5,230,000	5,230,000
Warrants	–	44,391,053	44,391,053
Total	–	49,621,053	49,621,053

March 31, 2023	Dilutive shares - In the money	Anti-dilutive shares - Out of the money	Total
Options	–	5,230,000	5,230,000
Warrants	–	24,935,560	24,935,560
Total	–	30,165,560	30,165,560

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

Note 2 – Mineral Rights - Excelsior Springs

During the year ended December 31, 2021, the Company acquired 100% of Nubian USA from Nubian Resources Ltd. (the “Seller”). Nubian USA holds full ownership of the mining claims comprising the Excelsior Springs Prospect (the “Property”) located in Esmerelda County, Nevada.

The Seller retained a 1% Net Smelter Returns Royalty on the claims it sold to the Company. One-half (0.5%) of the NSR Royalty may be purchased by the Company for CAD $500,000 payable to the Seller. An additional one-half (0.5%) of the NSR Royalty may be purchased by the Company at fair market value.

On June 9, 2022, the Company entered into an agreement to purchase an undivided 100% interest in the Fortunatus and Prout patented lode mining claims in Esmeralda County, Nevada as part of the Excelsior Springs Project for consideration of $185,000. The Agreement was completed in July 2022.

Note 3 – Common Stock and Warrants

In January 2024, the Company completed the sale of an aggregate of C$200,000 of its Units at a purchase price of C$0.04 per Unit for a total of 5,000,000 Units. Each Unit consisted of one share of Common Stock and one common stock purchase warrant exercisable for two years to purchase one additional share of Common Stock at a price of C$0.05 per share. $27,812 previously classified as a related party account payable was used towards the funds required for the investment in the private placement.

In January 2024, the Company issued 685,564 common stock to a vendor in settlement of invoices for services totaling C$34,278.

The Company has issued warrants which have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. Outstanding subscription warrants were revalued as of March 31, 2024, with various inputs using a Black Scholes model. Broker warrants are valued at the time of issuance and not remeasured. The following is a summary of warrants issued and outstanding.

As of March 31, 2024:

Issue Date	Expiration Date	Exercise Price (CAD)	Valuation	Volatility	Warrants Issued

Subscription Warrants
5/25/2021	5/31/2024	$0.15	$579	120%	6,250,000
9/30/2021	5/31/2024	$0.15	236	111%	3,108,700
4/14/2022	4/13/2025	$0.15	37,568	110%	6,250,000
8/12/2022	8/12/2024	$0.12	12,573	142%	3,247,500
8/31/2022	8/31/2024	$0.12	12,343	150%	2,300,000
9/14/2022	9/14/2024	$0.12	13,793	140%	2,760,200
10/24/2022	10/24/2024	$0.12	2,682	127%	500,000
4/24/2023	4/24/2025	$0.10	136,127	109%	14,500,000
1/17/2024	1/17/2026	$0.05	102,877	110%	5,000,000
			$318,778		43,916,400

Broker Warrants
4/14/2022	4/13/2024	$0.15	1,344	138%	70,000
8/31/2022	8/31/2024	$0.12	6,312	132%	104,250
9/14/2022	9/14/2024	$0.12	2,921	134%	80,100
4/24/2023	4/24/2025	$0.10	7,954	117%	220,303
			$18,531		474,653

As of March 31, 2023:

Issue Date	Expiration Date	Exercise Price (CAD)	Valuation	Volatility	Warrants Issued

Subscription Warrants
5/25/2021	5/31/2024	$0.15	$121,656	119%	6,250,000
9/30/2021	5/31/2024	$0.15	61,198	119%	3,108,700
4/14/2022	4/13/2025	$0.15	180,405	118%	6,250,000
8/12/2022	8/12/2024	$0.12	86,929	124%	3,247,500
8/31/2022	8/31/2024	$0.12	63,022	125%	2,300,000
9/14/2022	9/14/2024	$0.12	75,738	124%	2,760,200
10/24/2022	10/24/2024	$0.12	14,179	122%	500,000
			$603,127		24,416,400

Broker Warrants
5/25/2021	5/31/2023	$0.15	12,943	205%	173,810
9/30/2021	9/30/2023	$0.15	7,472	196%	91,000
4/14/2022	4/13/2024	$0.15	1,344	138%	70,000
8/31/2022	8/31/2024	$0.12	6,312	132%	104,250
9/14/2022	9/14/2024	$0.12	2,921	134%	80,100
			$30,992		519,160

The following is a summary of warrants exercised, issued and expired:

Total

Balance at December 31, 2022	24,935,560
Exercised	–
Issued	14,720,303
Expired	(264,810)
Balance at December 31, 2023	39,391,053
Exercised	–
Issued	5,000,000
Expired	–
Balance at March 31, 2024	44,391,053
Weighted average exercise price	$0.12

Note 4 – Share Based Compensation

The Company adopted its 2020 Equity Incentive Plan (the “Plan”) which became effective in January 2021. Under the Plan, the Company is authorized to issue up to 10 million shares of common stock pursuant to grants and the exercise of rights under the Plan.

A summary of the stock options as of March 31, 2024, and changes during the periods are presented below:

							SBC Expense - 3 Months Ended
Grant Date	Expiration Date	Exercise Price	Valuation	Volatility	Options Granted	Expected Life (Yrs)	3/31/2024	3/31/2023

3/22/2021	3/22/2026	$0.0900	$190,202	211%	2,000,000	3.4	$–	$14,262
8/24/2022	8/24/2032	$0.0600	$43,456	178%	730,000	5.5	–	–
10/12/2022	10/12/2032	$0.0600	$106,109	162%	2,250,000	5.5	–	–
1/16/2023	1/16/2028	$0.0675	$13,267	174%	250,000	3.3	555	7,738
							$555	$22,000

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2022	4,980,000	$0.07	7.1	$–
Exercised	–	–	–	–
Issued	250,000	0.07	4.0	–
Canceled	–	–	–	–
Balance at December 31, 2023	5,230,000	0.07	6	–
Exercised	–	–	–	–
Issued	–	–	–	–
Canceled	–	–	–	–
Balance at March 31, 2024	5,230,000	0.07	5.8	–
Options exercisable at March 31, 2024	5,230,000	0.07	5.8	–

Note 5 – Commitments and Contingencies

None.

Note 6 – Related Party Transactions

Management and Consulting Fees

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena, $7,500 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2024 and 2023.

The Company paid the Chief Financial Officer for consulting services $8,370 and $6,973 for the three months ended March 31, 2024 and 2023, respectively.

Director Fees

There were no director fees paid in for the three months ended March 31, 2024 and 2023.

Stock based compensation

On March 22, 2021, the Company granted 1,500,000 options at a price of $0.09 to three Directors of the Company. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date. The options were valued at $142,652 on the grant date and 50% vested on grant date with 25% vesting one year from grant date and the remaining 25% vesting two years from grant date. SBC expense totaling $0 and $14,262 for the three months ended March 31, 2024 and 2023, respectively.

Advanced deposits and accounts payable

In December 2023, the Company received an advanced deposit for investment into the January 2024 private placement from John Gibbs for $25,000 and from John Power for $21,000. In addition, John Power is due approximately $106,000 and $100,000 as of March 31, 2024 and 2023, respectively for expense reports and other advances made to the Company. John Gibbs is due $45,000 as of March 31, 2024 for advances made to the Company.

Note Payable

In January 2023, the Company executed a promissory note with John Gibbs for $25,000 at 6% that is payable on demand (Note 3). The amount was converted into equity as part of the April 2023 private placement. There are no notes payable as of March 31, 2024.

Note 7 – Segmented Information

All long-lived assets are in the United States of America.

Note 8 – Subsequent Events

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We use the terms “Athena,” “we,” “our,” and “us” to refer to Athena Gold Corporation.

The following discussion and analysis provide information that management believes is relevant for an assessment and understanding of our results of operations and financial condition. This information should be read in conjunction with our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and our interim unaudited consolidated financial statements and notes thereto included with this report in Part I. Item 1.

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

Results of Operations for the Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	3/31/24	3/31/23

Operating expenses
Exploration, evaluation and project expenses	$40,414	$16,768
General and administrative expenses	128,827	140,464
Total operating expenses	169,241	157,232

Net operating loss	(169,241)	(157,232)

Interest income	0	0
Interest expense	0	0
Unrealized gain on investment	165,467	0
Revaluation of warrant liability	(118,042)	396,693
Net income (loss)	$(121,816)	$239,461

Operating expenses:

For the three months ended March 31, 2024, the Company decreased general and administrative expenses by approximately $11,000. The decrease was due to the following approximate year over year variances:

Three months ended	3/31/2024	3/31/2023	Variance
Legal and other professional fees	$104,000	$85,000	$19,000
Share based compensation	1,000	22,000	(21,000)
Stock exchange fees and related expenses	22,000	25,000	(3,000)
Other general expenses	2,000	8,000	(6,000)
Total	$129,000	$140,000	$(11,000)

•	Legal and other professional fees increased for the three months ended March 31, 2024 compared to prior year, resulting from an increase in audit fees.
•	The decrease in share-based compensation is due to the following: On March 22, 2021, the Company granted 2,000,000 options at a price of $0.09 to four individuals, three Directors of the Company, the other a consultant to the Company. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date. The options were valued at $142,652 on the grant date and 50% vested on grant date with 25% vesting one year from grant date and the remaining 25% vesting two years from grant date. SBC expense totaling $14,262 for the three months ended March 31, 2023. On January 16, 2023, the Company granted 250,000 options at a price of $0.0675 pursuant to the terms of the Company’s Stock Option Plan. The options were issued to a consultant to the Company. The options were valued at $13,267 on the grant date and 50% vested on grant date with the remaining 50% vesting one year from grant date. Stock-Based Compensation (SBC) expense totaling $555 and $7,738 for the three months ended March 31, 2024 and 2023. All options issued are fully vested.
•	The decrease in stock exchange fees and related expenses was a result of fees paid in 2023 for assistance with private placements.
•	The decrease in other general expenses is due to an decrease in travel expenses in 2024 when compared to 2023 for various investor meeting and other administrative expenses.

During the three months March 31, 2024, we incurred an increase of approximately $24,000, of exploration costs, which were costs associated with our geological surveys and mapping.

Other income and expense:

The revaluation of warrant liability for the three months ended March 31, 2024 and 2023 is based on the following warrants that were issued as part of the private placements as detailed in Note 4 to the financial statements.

Warrant date	3/31/2024	12/31/2023
January 2024	$102,877	$0
April 2023	136,127	81,104
October 2022	2,682	1,278
September 2022	13,793	6,978
August 2022	24,916	11,683
April 2022	37,568	21,707
September 2021	236	3,002
May 2021	579	6,210
Total	$318,778	$131,962
January 2024 initial valuation	68,774
Revaluation of warrant liability	$(118,042)

Warrant date	3/31/2023	12/31/2022
October 2022	$14,179	$21,266
September 2022	75,738	115,000
August 2022	149,951	229,418
April 2022	180,405	293,698
September 2021	61,198	115,122
May 2021	121,656	225,316
Total	$603,127	$999,820
Revaluation of warrant liability	$396,693

The unrealized gain on investment was driven by the increase in share price to $0.03 from $0.04 on March 31, 2024 and December 31, 2023, respectively. The change in share price increased the value to $661,867 from $496,400 on March 31, 2024 and December 31, 2023, respectively, resulting in an unrealized gain of $165,467 for the three months ending March 31, 2024.

Liquidity and Capital Resources

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

In January 2024 the Company completed a private placement in which we sold 5,000,000 units. We realized total proceeds of $148,341.

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

Liquidity

As of March 31, 2024, we had approximately $16,000 of cash and a negative working capital of approximately $280,000. This compares to cash on hand of approximately $3,000 and negative working capital of approximately $368,000 at March 31, 2023.

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

As of March 31, 2024, the capital structure of the Company consists of 172,823,633 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

Off Balance Sheet Arrangements

We do not have and never had any off-balance sheet arrangements.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of such date as a result of a material weakness in our internal control over financial reporting due to lack of segregation of duties, a limited corporate governance structure and insufficient formal management review processes over certain financial and accounting reports as discussed in Item 9A of our Form 10-K for the fiscal year ended December 31, 2023.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I. Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All sales of unregistered securities were reported on Form 8-K during the period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ATHENA GOLD CORPORATION

Dated: May 14, 2024	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President,
Secretary & Director
(Principal Executive Officer)

ATHENA GOLD CORPORATION

Dated: May 14, 2024	By:	/s/ Tyler J. Minnick
Tyler J. Minnick
Chief Financial Officer
(Principal Accounting Officer)

