Form 10-Q
period 2024-06-30
ATHENA GOLD CORP
filed 2024-08-14
CIK 1304409

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

On August 14, 2024, there were 173,723,633 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATHENA GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(unaudited)

	6/30/24	12/31/23
Assets

Current assets
Cash	$15,353	$2,808
Prepaid expenses	26,000	45,647
Investment in securities	438,577	0
Total current assets	479,930	48,455

Other assets
Investment in securities	0	496,400
Mineral rights	6,241,114	6,196,114
Total other assets	6,241,114	6,692,514

Total assets	$6,721,044	$6,740,969

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$167,789	$144,695
Accounts payable - related party	119,198	100,500
Advanced deposits	0	46,000
Warrant liability	279,589	29,151
Total current liabilities	566,576	320,346

Long term liabilities
Note payable and accrued interest - related party	100,378	0
Warrant liability	112,859	102,811
Total long term liabilities	213,237	102,811

Total liabilities	779,813	423,157

Stockholders' equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	0	0
Common stock - $0.0001 par value; 250,000,000 shares authorized, 173,723,633 and 167,138,069 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	17,373	16,714
Additional paid in capital	17,530,862	17,391,148
Accumulated deficit	(11,607,004)	(11,090,050)

Total stockholders' equity	5,941,231	6,317,812

Total liabilities and stockholders' equity	$6,721,044	$6,740,969

Commitments and contingencies (Note 5)

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(unaudited)

	Three Months Ended		Six Months Ended
	6/30/24	6/30/23	6/30/24	6/30/23

Operating expenses
Exploration, evaluation and project expenses	$21,986	$187,429	$62,400	$204,197
General and administrative expenses	75,813	120,993	204,640	261,457
Total operating expenses	97,799	308,422	267,040	465,654

Net operating loss	(97,799)	(308,422)	(267,040)	(465,654)

Interest expense	(378)	0	(378)	0
Unrealized loss on investment	(4,344)	0	(57,824)	0
Revaluation of warrant liability	(73,670)	30,667	(191,712)	427,360
Net loss	$(176,191)	$(277,755)	$(516,954)	$(38,294)

Weighted average common shares outstanding – basic and diluted	172,406,300	146,926,565	173,051,106	141,538,914

Income per common share – basic and diluted	$0.00	$0.00	$0.00	$0.00

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(EXPRESSED IN US DOLLARS)

(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2022	136,091,400	$13,609	$16,652,603	$(11,702,798)	$4,963,414
Stock based compensation	0	0	22,000	0	22,000
Net loss	0	0	0	239,461	239,461
March 31, 2023	136,091,400	$13,609	$16,674,603	$(11,463,337)	$5,224,875

Private placement, net	14,500,000	1,450	742,710	0	744,160
Warrant liability	0	0	(600,067)	0	(600,067)
Stock based compensation	0	0	1,658	0	1,658
Net loss	0	0	0	(277,755)	(277,755)
June 30, 2023	150,591,400	$15,059	$16,818,904	$(11,741,092)	$5,092,871

December 31, 2023	167,138,069	$16,714	$17,391,148	$(11,090,050)	$6,317,812
Private placement, net	5,000,000	500	147,841	0	148,341
Warrant liability	0	0	(68,774)	0	(68,774)
Stock based compensation	0	0	555	0	555
Stock issued to pay off debt	685,564	69	25,265	0	25,334
Net loss	0	0	0	(340,763)	(340,763)
March 31, 2024	172,823,633	$17,283	$17,496,035	$(11,430,813)	$6,082,505

Stock based compensation	600,000	60	23,940	0	24,000
Stock issued to pay off debt	300,000	30	10,887	0	10,917
Net income	0	0	0	(176,191)	(176,191)
June 30, 2024	173,723,633	$17,373	$17,530,862	$(11,607,004)	$5,941,231

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(unaudited)

	Six Months Ended
	6/30/24	6/30/23

Cash flows from operating activities
Net income (loss)	$(516,954)	$(38,294)
Adjustments to reconcile net loss to net cash used in operating activities
Revaluation of warrant liability	191,712	(427,360)
Unrealized gain on investments	57,824	0
Share based compensation	24,555	23,658
Change in operating assets and liabilities:
Prepaid expense	19,647	(43,800)
Accounts payable	24,344	69,632
Accounts payable - related party	8,698	28,037

Net cash used in operating activities	(190,174)	(388,127)

Cash flows from financing activities
Loan from related parties	100,378	25,000
Deposits for future private placement	(46,000)	0
Payments on notes payable	0	(54,140)
Proceeds from private placement of stock, net	148,341	719,160

Net cash provided by financing activities	202,719	690,020

Net decrease in cash	12,545	301,893

Cash, beginning of period	2,808	15,075

Cash, end of period	$15,353	$316,968

Noncash investing and financing activities
Interest and taxes paid	$0	$0
Stock issued to pay off debt	$36,251	$25,000
Warrant liability recognition	$68,774	$600,067
Mineral property additions in accounts payable	$45,000	$0

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

Going Concern and Management’s Plans

As at June 30, 2024, the Company has a working capital deficiency of approximately $85,000. The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On June 30, 2024, the Company’s cash balance was approximately $15,000. To reduce the risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

Critical Judgments and Estimation Uncertainties

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, estimates and assumptions that affect the application of policies and reported amounts of assets, liabilities, and expenses. These estimates and judgments are subject to change based on experience and new information which could result in outcomes that require a material adjustment to the carrying amounts of assets or liabilities affecting future periods. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized prospectively.

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

Transactions in foreign currencies are recorded in the functional currency at exchange rates prevailing on the dates of the transactions. At the end of each reporting period, monetary assets and liabilities denominated in foreign currencies are translated at the period end exchange rates. Non-monetary items are translated at the exchange rates in effect on the date of the transactions. Foreign exchange gains and losses arising from translation are presented in the consolidated statements of loss and comprehensive loss.

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

Stock-Based Compensation

Stock-based compensation (“SBC”) is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). This ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

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

During the three months ended June 30, 2024, the Company identified a misstatement in the unrealized loss for the three months ended March 31, 2024. The unrealized loss has been reallocated between the three-month periods to be $4,344 and $53,480 for each of the three months ended June 30, 2024 and March 31, 2024 respectively, with no impact on the total unrealized loss on investment of $57,824 for the six months ended June 30, 2024.

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	6/30/2024	6/30/2023	6/30/2024	6/30/2023
Basic and diluted earnings (loss) per common share
Earnings (loss)	$(176,191)	$(277,755)	$(516,954)	$(38,294)
Basic weighted average shares outstanding	172,406,300	146,926,565	173,051,106	141,538,914
Assumed conversion of dilutive shares	0	0	0	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	172,406,300	146,926,565	173,051,106	141,538,914
Basic earnings (loss) per common share	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per common share	$0.00	$0.00	$0.00	$0.00

The options and warrants that were not included in the diluted weighted average shares calculation were excluded because they were “out-of-the money”. In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. The following details the dilutive and anti-dilutive shares:

June 30, 2024	Dilutive shares - In the money	Anti-dilutive shares - Out of the money	Total
Options	0	5,230,000	5,230,000
Warrants	0	34,962,353	34,962,353
Total	0	40,192,353	40,192,353

June 30, 2023	Dilutive shares - In the money	Anti-dilutive shares - Out of the money	Total
Options	0	5,230,000	5,230,000
Warrants	0	39,482,053	39,482,053
Total	0	44,712,053	44,712,053

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

On June 1, 2024 the Company entered into an Asset Purchase Agreement with Silver Reserve Inc. to acquire an 100% interest in 11 unpatented BLM claims covering approximately 220 acres known as the Blue Dick Mine and related mineral claims, together with certain technical data relating to the mining claims. Total consideration consists of an aggregate of $45,000 and a 3% NSR. This acquisition expands the Excelsior Springs Project to 4,140 acres. The transaction is scheduled to close in August 2024.

Note 3 – Common Stock and Warrants

On June 7, 2024, the Company issued an aggregate of 600,000 shares in the common stock of the Company to two independent directors and the Chief Financial Officer of the Company as compensation for their services.

On June 7, 2024, the Company issued 300,000 common stock to a vendor in settlement of an invoice for services totaling CAD$15,000.

In January 2024, the Company completed the sale of an aggregate of CAD$200,000 of its Units at a purchase price of CAD$0.04 per Unit for a total of 5,000,000 Units. Each Unit consisted of one share of Common Stock and one common stock purchase warrant exercisable for two years to purchase one additional share of Common Stock at a price of CAD$0.05 per share. $27,812 previously classified as a related party account payable was used towards the funds required for the investment in the private placement.

In January 2024, the Company issued 685,564 common stock to a vendor in settlement of invoices for services totaling CAD$34,278.

The Company has issued warrants which have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. Outstanding subscription warrants were revalued as of June 30, 2024, with various inputs using a Black Scholes model. Broker warrants are valued at the time of issuance and not remeasured. The following is a summary of warrants issued and outstanding.

As of June 30, 2024:

Issue Date	Expiration Date	Exercise Price (CAD)	Valuation	Volatility	Warrants Issued

Subscription Warrants
4/14/2022	4/13/2025	$0.15	59,028	143%	6,250,000
8/12/2022	8/12/2024	$0.12	9,246	207%	3,247,500
8/31/2022	8/31/2024	$0.12	8,963	192%	2,300,000
9/14/2022	9/14/2024	$0.12	10,102	169%	2,760,200
10/24/2022	10/24/2024	$0.12	2,524	152%	500,000
4/24/2023	4/24/2025	$0.10	189,726	139%	14,500,000
1/17/2024	1/17/2026	$0.05	112,859	114%	5,000,000
			$392,448		34,557,700

Broker Warrants
8/31/2022	8/31/2024	$0.12	6,312	132%	104,250
9/14/2022	9/14/2024	$0.12	2,921	134%	80,100
4/24/2023	4/24/2025	$0.10	7,954	117%	220,303
			$17,187		404,653

As of June 30, 2023:

Issue Date	Expiration Date	Exercise Price (CAD)	Valuation	Volatility	Warrants Issued

Subscription Warrants
5/25/2021	5/31/2024	$0.15	$100,510	102%	6,250,000
9/30/2021	5/31/2024	$0.15	50,783	102%	3,108,700
4/14/2022	4/13/2025	$0.15	206,512	120%	6,250,000
8/12/2022	8/12/2024	$0.12	79,562	106%	3,247,500
8/31/2022	8/31/2024	$0.12	56,809	104%	2,300,000
9/14/2022	9/14/2024	$0.12	71,399	107%	2,760,200
10/24/2022	10/24/2024	$0.12	14,947	115%	500,000
4/24/2023	4/24/2025	$0.10	592,005	119%	14,500,000
			$1,172,527		38,916,400

Broker Warrants
9/30/2021	9/30/2023	$0.15	7,472	196%	91,000
4/14/2022	4/13/2024	$0.15	1,344	138%	70,000
8/31/2022	8/31/2024	$0.12	6,312	132%	104,250
9/14/2022	9/14/2024	$0.12	2,921	134%	80,100
4/24/2023	4/24/2025	$0.10	7,954	117%	220,303
			$26,003		565,653

The following is a summary of warrants exercised, issued and expired:

Total

Balance at December 31, 2022	24,935,560
Exercised	0
Issued	14,720,303
Expired	(264,810)
Balance at December 31, 2023	39,391,053
Exercised	0
Issued	5,000,000
Expired	(9,428,700)
Balance at June 30, 2024	34,962,353
Weighted average exercise price	$0.11

Note 4 – Share Based Compensation

The Company adopted its 2020 Equity Incentive Plan (the “Plan”) which became effective in January 2021. Under the Plan, the Company is authorized to issue up to 10 million shares of common stock pursuant to grants and the exercise of rights under the Plan.

A summary of the stock options as of June 30, 2024, and changes during the periods are presented below:

							SBC Expense - 6 Months Ended
Grant Date	Expiration Date	Exercise Price	Valuation	Volatility	Options Granted	Expected Life (Yrs)	6/30/2024	6/30/2023

3/22/2021	3/22/2026	$0.0900	$190,202	211%	2,000,000	3.4	$0	$14,262
8/24/2022	8/24/2032	$0.0600	$43,456	178%	730,000	5.5	0	0
10/12/2022	10/12/2032	$0.0600	$106,109	162%	2,250,000	5.5	0	0
1/16/2023	1/16/2028	$0.0675	$13,267	174%	250,000	3.3	555	9,396
							$555	$23,658

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2022	4,980,000	$0.07	7.1	$0
Exercised	0	0	0	0
Issued	250,000	0.07	4.0	0
Canceled	0	0	0	0
Balance at December 31, 2023	5,230,000	$0.07	6	0
Exercised	0	0	0	0
Issued	0	0	0	0
Canceled	0	0	0	0
Balance at June 30, 2024	5,230,000	$0.07	5.5	0
Options exercisable at June 30, 2024	5,230,000	$0.07	5.5	0

Note 5 – Commitments and Contingencies

None.

Note 6 – Related Party Transactions

Management and Consulting Fees

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena, $15,000 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2024 and 2023.

The Company paid the Chief Financial Officer for consulting services $18,270 and $14,623 for the six months ended June 30, 2024 and 2023, respectively.

Director Fees

Director fees were paid in stock, as discussed below, for the six months ended June 30, 2024 versus $30,000 for the six months ended June 30, 2023.

Stock based compensation

On June 7, 2024, the Company issued an aggregate of 600,000 shares in the common stock of the Company to two independent directors and the Chief Financial Officer of the Company as compensation for their services resulting in SBC expense of $24,000 for the six months ended June 30, 2024.

On March 22, 2021, the Company granted 1,500,000 options at a price of $0.09 to three Directors of the Company. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date. The options were valued at $142,652 on the grant date and 50% vested on grant date with 25% vesting one year from grant date and the remaining 25% vesting two years from grant date. SBC expense totaling $0 and $14,262 for the six months ended June 30, 2024 and 2023, respectively.

Advanced deposits and accounts payable

In December 2023, the Company received an advanced deposit for investment into the January 2024 private placement from John Gibbs for $25,000 and from John Power for $21,000. In addition, John Power is due approximately $44,198 and $58,043 as of June 30, 2024 and 2023, respectively for expense reports and other advances made to the Company. John Gibbs is due $75,000 as of June 30, 2024 for advances made to the Company.

Note Payable

On June 7, 2024, the Company executed a promissory note with John Power, the Company’s President and Chief Executive Officer for $100,000 at 6% with a January 2, 2026 maturity date.

In January 2023, the Company executed a promissory note with John Gibbs for $25,000 at 6% that is payable on demand. The amount was converted into equity as part of the April 2023 private placement.

Note 7 – Segmented Information

All long-lived assets are in the United States of America.

Note 8 – Subsequent Events

On July 19, 2024, the Company disposed of 1,169,666 common shares of Nubian Resources Ltd. (TSX.V: NBR) at a price of CAD$0.06 per share for gross proceeds of CAD$70,180 through the facilities of the TSX Venture Exchange.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

	Three Months Ended
	6/30/24	6/30/23

Operating expenses
Exploration, evaluation and project expenses	$21,986	$187,429
General and administrative expenses	75,813	120,993
Total operating expenses	97,799	308,422

Net operating loss	(97,799)	(308,422)

Interest expense	(378)	0
Unrealized loss on investment	(4,344)	0
Revaluation of warrant liability	(73,670)	30,667
Net loss	$(176,191)	$(277,755)

Results of Operations for the Six Months Ended June 30, 2024 and 2023

	Six Months Ended
	6/30/24	6/30/23

Operating expenses
Exploration, evaluation and project expenses	$62,400	$204,197
General and administrative expenses	204,640	261,457
Total operating expenses	267,040	465,654

Net operating loss	(267,040)	(465,654)

Interest expense	(378)	0
Unrealized loss on investment	(57,824)	0
Revaluation of warrant liability	(191,712)	427,360
Net loss	$(516,954)	$(38,294)

Operating expenses:

For the three months ended June 30, 2024, the Company decreased general and administrative expenses by approximately $45,000. The decrease was due to the following approximate year over year variances:

Three months ending	6/30/2024	6/30/2023	Variance
Legal and other professional fees	$45,000	$97,000	$(52,000)
Share based compensation	24,000	2,000	22,000
Stock exchange fees and related expenses	4,000	15,000	(11,000)
Other general expenses	3,000	7,000	(4,000)
Total	$76,000	$121,000	$(45,000)

For the six months ended June 30, 2024, the Company decreased general and administrative expenses by approximately $56,000. The decrease was due to the following approximate year over year variances:

Six months ending	6/30/2024	6/30/2023	Variance
Legal and other professional fees	$149,000	$182,000	$(33,000)
Share based compensation	25,000	24,000	1,000
Stock exchange fees and related expenses	27,000	35,000	(8,000)
Other general expenses	4,000	20,000	(16,000)
Total	$205,000	$261,000	$(56,000)

•	Legal and other professional fees decreased for the six and three months ended June 30, 2024 compared to prior year, due to $30,000 paid in director fees in 2023.
•

The increase in share-based compensation is due to the following:

On March 22, 2021, the Company granted 2,000,000 options at a price of $0.09 to four individuals, three Directors of the Company, the other a consultant to the Company. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date. The options were valued at $190,202 on the grant date and 50% vested on grant date with 25% vesting one year from grant date and the remaining 25% vesting two years from grant date. SBC expense totaling $14,262 for the six months ended June 30, 2023.

On January 16, 2023, the Company granted 250,000 options at a price of $0.0675 pursuant to the terms of the Company’s Stock Option Plan. The options were issued to a consultant to the Company. The options were valued at $13,267 on the grant date and 50% vested on grant date with the remaining 50% vesting one year from grant date. Stock-Based Compensation (SBC) expense totaling $555 and $9,396 for the six months ended June 30, 2024 and 2023. All options issued are fully vested.

On June 7, 2024, the Company issued an aggregate of 600,000 shares in the common stock of the Company to two independent directors and the Chief Financial Officer of the Company as compensation for their services resulting in SBC expense of $24,000 for the six months ended June 30, 2024.

•	The decrease in stock exchange fees and related expenses was a result of fees paid in 2023 for assistance with private placements.
•	The decrease in other general expenses is due to an decrease in travel expenses in 2024 when compared to 2023 for various investor meeting and other administrative expenses.

During the six months June 30, 2024, we incurred an increase of approximately $62,000, of exploration costs, which were costs associated with our geological surveys and mapping.

Other income and expense:

The revaluation of warrant liability for the six months ended June 30, 2024 and 2023 is based on the following warrants that were issued as part of the private placements as detailed in Note 3 to the financial statements.

Warrant date	6/30/2024	12/31/2023
January 2024	$112,859	$0
April 2023	189,726	81,104
October 2022	2,524	1,278
September 2022	10,102	6,978
August 2022	18,209	11,683
April 2022	59,028	21,707
September 2021	0	3,002
May 2021	0	6,210
Total	$392,448	$131,962
January 2024 initial valuation	68,774
Revaluation of warrant liability	$(191,712)

Warrant date	6/30/2023	12/31/2022
April 2023	$592,005	$0
October 2022	14,947	21,266
September 2022	71,399	115,000
August 2022	136,371	229,418
April 2022	206,512	293,698
September 2021	50,783	115,122
May 2021	100,510	225,316
Total	$1,172,527	$999,820
April 2023 initial valuation	600,067
Revaluation of warrant liability	$427,360

During the three months ended June 30, 2024, the Company identified a misstatement in the unrealized loss for the three months ended March 31, 2024. The unrealized loss has been reallocated between the three month periods to be $4,344 and $53,480 for each of the three months ended June 30, 2024 and March 30, 2024 respectively, with no impact on the total unrealized loss on investment of $57,824 for the six months ended June 30, 2024.

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

In January 2024 the Company completed a private placement in which we sold 5,000,000 units. We realized net proceeds of $148,341.

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

Liquidity

As of June 30, 2024, we had approximately $15,000 of cash and a negative working capital of approximately $85,000. This compares to cash on hand of approximately $317,000 and positive working capital of approximately $70,000 at June 30, 2023.

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

As of June 30, 2024, the capital structure of the Company consists of 173,723,633 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ATHENA GOLD CORPORATION

Dated: August 14, 2024	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President,
Secretary & Director
(Principal Executive Officer)

ATHENA GOLD CORPORATION

Dated: August 14, 2024	By:	/s/ Tyler J. Minnick
Tyler J. Minnick
Chief Financial Officer
(Principal Accounting Officer)

