Form 10-Q
period 2024-09-30
ATHENA GOLD CORP
filed 2024-11-07
CIK 1304409

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

On November 7, 2024, there were 185,723,633 shares of the registrant’s common stock, $.0001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

ATHENA GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

(unaudited)

	9/30/24	12/31/23
Assets
Current assets
Cash	$6,553	$2,808
Prepaid expenses	26,000	45,647
Investment in securities	401,122	0
Total current assets	433,675	48,455

Other assets
Investment in securities	0	496,400
Mineral rights	6,241,114	6,196,114
Total other assets	6,241,114	6,692,514

Total assets	$6,674,789	$6,740,969

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$149,786	$144,695
Accounts payable - related party	209,655	100,500
Advanced deposits	0	46,000
Warrant and option liability	327,868	29,151
Total current liabilities	687,309	320,346

Long term liabilities
Note payable and accrued interest - related party	101,907	0
Warrant liability	138,753	102,811
Total long term liabilities	240,660	102,811

Total liabilities	927,969	423,157

Stockholders’ equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	0	0
Common stock - $0.0001 par value; 250,000,000 shares authorized, 173,723,633 and 167,138,069 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	17,373	16,714
Additional paid in capital	17,500,619	17,391,148
Accumulated deficit	(11,771,172)	(11,090,050)

Total stockholders’ equity	5,746,820	6,317,812

Total liabilities and stockholders’ equity	$6,674,789	$6,740,969

Commitments and contingencies (Note 5)

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

(unaudited)

	Three Months Ended		Nine Months Ended
	9/30/24	9/30/23	9/30/24	9/30/23

Operating expenses
Exploration, evaluation and project expenses	$72,185	$122,826	$134,585	$327,023
General and administrative expenses	80,311	89,180	284,951	350,637
Total operating expenses	152,496	212,006	419,536	677,660

Net operating loss	(152,496)	(212,006)	(419,536)	(677,660)

Interest income	0	2,598	0	2,598
Interest expense	(1,529)	0	(1,907)	0
Realized loss on investment	(12,452)	0	(12,452)	0
Unrealized gain (loss) on investment	46,239	0	(11,585)	0
Revaluation of warrant and option liability	(43,930)	785,941	(235,642)	1,213,301
Net income (loss)	$(164,168)	$576,533	$(681,122)	$538,239

Weighted average common shares outstanding – basic and diluted	173,723,633	150,591,400	172,848,616	144,589,568

Income per common share – basic and diluted	$0.00	$0.00	$0.00	$0.00

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(EXPRESSED IN US DOLLARS)

(Unaudited)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2022	136,091,400	$13,609	$16,652,603	$(11,702,798)	$4,963,414
Stock based compensation	0	0	22,000	0	22,000
Net income	0	0	0	239,461	239,461
March 31, 2023	136,091,400	$13,609	$16,674,603	$(11,463,337)	$5,224,875

Private placement, net	14,500,000	$1,450	$742,710	$0	$744,160
Warrant liability	0	0	(600,067)	0	(600,067)
Stock based compensation	0	0	1,658	0	1,658
Net loss	0	0	0	(277,755)	(277,755)
June 30, 2023	150,591,400	$15,059	$16,818,904	$(11,741,092)	$5,092,871

Stock based compensation	0	$0	$1,658	$0	$1,658
Net income	0	0	0	576,533	576,533
September 30, 2023	150,591,400	$15,059	$16,820,562	$(11,164,559)	$5,671,062

December 31, 2023	167,138,069	$16,714	$17,391,148	$(11,090,050)	$6,317,812
Private placement, net	5,000,000	500	147,841	0	148,341
Warrant liability	0	0	(68,774)	0	(68,774)
Stock based compensation	0	0	555	0	555
Stock issued to pay off debt	685,564	69	25,265	0	25,334
Net loss	0	0	0	(340,763)	(340,763)
March 31, 2024	172,823,633	$17,283	$17,496,035	$(11,430,813)	$6,082,505

Stock based compensation	600,000	$60	$23,940	$0	$24,000
Stock issued to pay off debt	300,000	30	10,887	0	10,917
Net loss	0	0	0	(176,191)	(176,191)
June 30, 2024	173,723,633	$17,373	$17,530,862	$(11,607,004)	$5,941,231

Option liability	0	$0	$(30,243)	$0	$(30,243)
Net loss	0	0	0	(164,168)	(164,168)
September 30, 2024	173,723,633	$17,373	$17,500,619	$(11,771,172)	$5,746,820

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

(unaudited)

	Nine Months Ended
	9/30/24	9/30/23

Cash flows from operating activities
Net income (loss)	$(681,122)	$538,239
Adjustments to reconcile net loss to net cash used in operating activities
Revaluation of warrant and option liability	235,642	(1,213,301)
Realized loss on investments	12,452	0
Unrealized loss on investments	11,585	0
Share based compensation	24,555	25,316
Change in operating assets and liabilities:
Prepaid expense	19,647	(13,800)
Accounts payable	41,342	(1,995)
Accounts payable - related party	109,155	24,777

Net cash used in operating activities	(226,744)	(640,764)

Cash flows from investing activities
Purchase of mineral properties	(45,000)	0
Proceeds from sale of investments	71,241	0

Net cash used in investing activities	26,241	0

Cash flows from financing activities
Loan from related parties	101,907	25,000
Deposits for future private placement	(46,000)	0
Payments on notes payable	0	(81,210)
Proceeds from private placement of stock, net	148,341	719,160

Net cash provided by financing activities	204,248	662,950

Net decrease in cash	3,745	22,186

Cash, beginning of period	2,808	15,075

Cash, end of period	$6,553	$37,261

Noncash investing and financing activities
Interest and taxes paid	$0	$0
Stock issued to pay off debt	$36,251	$25,000
Warrant and option liability recognition	$99,017	$600,067

See accompanying notes to the unaudited financial statements.

ATHENA GOLD CORPORATION

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

Principles of Consolidation

The consolidated financial statements include the accounts of Athena Gold Corp. and its wholly owned subsidiaries, Nubian Resources USA (“Nubian USA”) and Nova Athena Gold Corp (“Nova”). All significant inter-entity balances and transactions have been eliminated in consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. Nova was incorporated in British Columbia on September 24, 2024.

Going Concern and Management’s Plans

As at September 30, 2024, the Company has a working capital deficiency of approximately $255,000. The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On September 30, 2024, the Company’s cash balance was approximately $7,000. To reduce the risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

Warrant and option liability – The fair value of the warrant and option liability is calculated using the Black-Scholes model. The main assumptions used in the model include the estimated life of the warrant and option, the expected volatility of the Company’s share price, and the risk-free rate of interest. The resulting value calculated is not necessarily the value that the holder of the warrant or option could receive in an arm’s-length transaction.

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

Derivative Financial Instruments

The Company accounts for derivative instruments in accordance with Financial Accounting Standards Board (“FASB”) ASC 815, Derivatives and Hedging (“ASC 815”), which requires additional disclosures about the Company’s objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for, and how the derivative instruments and related hedging items affect the financial statements. The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required under ASC 815 to be accounted for separately from the host contract and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. Pursuant to ASC 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants and options issued is required to be classified as equity or as a derivative liability.

Certain warrants and options are treated as derivative financial liabilities. The estimated fair value, based on the Black-Scholes model, is adjusted on a quarterly basis with gains or losses recognized in the statement of loss and comprehensive loss. The Black-Scholes model is based on significant assumptions such as volatility, dividend yield, expected term and liquidity discounts.

Investment in securities

We have concluded that the Company does not have the ability to exercise significant influence over operating and financial policies of its investee. The Company has elected to measure the investment at fair value less impairment.

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	9/30/2024	9/30/2023	9/30/2024	9/30/2023
Basic and diluted earnings (loss) per common share
Earnings (loss)	$(164,168)	$576,533	$(681,122)	$538,239
Basic weighted average shares outstanding	173,723,633	150,591,400	172,848,616	144,589,568
Assumed conversion of dilutive shares	0	0	0	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	173,723,633	150,591,400	172,848,616	144,589,568
Basic earnings (loss) per common share	$0.00	$0.00	$0.00	$0.00
Diluted earnings (loss) per common share	$0.00	$0.00	$0.00	$0.00

The options and warrants that were not included in the diluted weighted average shares calculation were excluded because they were “out-of-the money”. In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. The following details the dilutive and anti-dilutive shares:

September 30, 2024	Dilutive shares - In the money	Anti-dilutive shares - Out of the money	Total
Options	0	5,230,000	5,230,000
Warrants	0	26,470,303	26,470,303
Total	0	31,700,303	31,700,303

September 30, 2023	Dilutive shares - In the money	Anti-dilutive shares - Out of the money	Total
Options	0	5,230,000	5,230,000
Warrants	0	39,391,053	39,391,053
Total	0	44,621,053	44,621,053

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

On June 1, 2024 the Company entered into an Asset Purchase Agreement with Silver Reserve Inc. to acquire an 100% interest in 11 unpatented BLM claims covering approximately 220 acres known as the Blue Dick Mine and related mineral claims, together with certain technical data relating to the mining claims. Total consideration paid was $45,000 and a 3% NSR.

Note 3 – Common Stock, Warrants and Options

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

The Company has issued warrants which have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. Outstanding subscription warrants were revalued as of September 30, 2024, with various inputs using a Black Scholes model. Broker warrants are valued at the time of issuance and not remeasured. The following is a summary of warrants issued and outstanding.

As of September 30, 2024:

Issue Date	Expiration Date	Exercise Price (CAD)	Valuation	Volatility	Warrants Issued

Subscription Warrants
4/14/2022	4/13/2025	$0.15	$67,495	171%	6,250,000
10/24/2022	10/24/2024	$0.12	1,325	227%	500,000
4/24/2023	4/24/2025	$0.10	224,833	169%	14,500,000
1/17/2024	1/17/2026	$0.05	138,753	140%	5,000,000

			$432,406		26,250,000

Broker Warrants
4/24/2023	4/24/2025	$0.10	7,954	117%	220,303

			$7,954		220,303

As of September 30, 2023:

Issue Date	Expiration Date	Exercise Price (CAD)	Valuation	Volatility	Warrants Issued

Subscription Warrants
5/25/2021	5/31/2024	$0.15	$10,990	88%	6,250,000
9/30/2021	5/31/2024	$0.15	5,410	88%	3,108,700
4/14/2022	4/13/2025	$0.15	64,955	105%	6,250,000
8/12/2022	8/12/2024	$0.12	13,624	85%	3,247,500
8/31/2022	8/31/2024	$0.12	9,868	83%	2,300,000
9/14/2022	9/14/2024	$0.12	16,544	93%	2,760,200
10/24/2022	10/24/2024	$0.12	3,449	93%	500,000
4/24/2023	4/24/2025	$0.10	261,746	104%	14,500,000

			$386,586		38,916,400

Broker Warrants
4/14/2022	4/13/2024	$0.15	1,344	138%	70,000
8/31/2022	8/31/2024	$0.12	6,312	132%	104,250
9/14/2022	9/14/2024	$0.12	2,921	134%	80,100
4/24/2023	4/24/2025	$0.10	7,954	117%	220,303

			$18,531		474,653

The following is a summary of warrants exercised, issued and expired:

Total

Balance at December 31, 2022	24,935,560
Exercised	0
Issued	14,720,303
Expired	(264,810)
Balance at December 31, 2023	39,391,053
Exercised	0
Issued	5,000,000
Expired	(17,920,750)
Balance at September 30, 2024	26,470,303
Weighted average exercise price	$0.10

During the third quarter ending September 30, 2024, the Company granted 3,333,333 options to purchase the Company’s investment in Nubian Resources Ltd at an exercise price of CAD$0.06, the options expire on January 31, 2025. The options had an initial valuation of $30,243. Outstanding options were revalued as of September 30, 2024, with various inputs using a Black Scholes model and had a valuation of $34,215, resulting in an adjustment of $3,972 for the three months ended September 30, 2024.

Note 4 – Share Based Compensation

The Company adopted its 2020 Equity Incentive Plan (the “Plan”) which became effective in January 2021. Under the Plan, the Company is authorized to issue up to 10 million shares of common stock pursuant to grants and the exercise of rights under the Plan.

A summary of the stock options as of September 30, 2024, and changes during the periods are presented below:

							SBC Expense - 9 Months Ended
Grant Date	Expiration Date	Exercise Price	Valuation	Volatility	Options Granted	Expected Life (Yrs)	9/30/2024	9/30/2023

3/22/2021	3/22/2026	$0.0900	$190,202	211%	2,000,000	3.4	$0	$14,262
8/24/2022	8/24/2032	$0.0600	$43,456	178%	730,000	5.5	0	0
10/12/2022	10/12/2032	$0.0600	$106,109	162%	2,250,000	5.5	0	0
1/16/2023	1/16/2028	$0.0675	$13,267	174%	250,000	3.3	555	11,054

							$555	$25,316

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2022	4,980,000	$0.07	7.1	$0
Exercised	0	0	0	0
Issued	250,000	0.07	4.0	0
Canceled	0	0	0	0
Balance at December 31, 2023	5,230,000	0.07	6	0
Exercised	0	0	0	0
Issued	0	0	0	0
Canceled	0	0	0	0
Balance at September 30, 2024	5,230,000	0.07	5.3	0
Options exercisable at September 30, 2024	5,230,000	0.07	5.3	0

Note 5 – Commitments and Contingencies

None.

Note 6 – Related Party Transactions

Management and Consulting Fees

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena, $22,500 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2024 and 2023.

The Company paid the Chief Financial Officer for consulting services $24,997 and $21,823 for the nine months ended September 30, 2024 and 2023, respectively.

Director Fees

Director fees were paid in stock, as discussed below, for the nine months ended September 30, 2024 versus $30,000 for the nine months ended September 30, 2023.

Stock based compensation

On June 7, 2024, the Company issued an aggregate of 600,000 shares in the common stock of the Company to two independent directors and the Chief Financial Officer of the Company as compensation for their services resulting in SBC expense of $24,000 for the nine months ended September 30, 2024.

On March 22, 2021, the Company granted 1,500,000 options at a price of $0.09 to three Directors of the Company. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date. The options were valued at $142,652 on the grant date and 50% vested on grant date with 25% vesting one year from grant date and the remaining 25% vesting two years from grant date. SBC expense totaling $0 and $14,262 for the nine months ended September 30, 2024 and 2023, respectively.

Advanced deposits and accounts payable

In December 2023, the Company received an advanced deposit for investment into the January 2024 private placement from John Gibbs for $25,000 and from John Power for $21,000. In addition, John Power is due approximately $94,655 and $54,783 as of September 30, 2024 and 2023, respectively for expense reports and other advances made to the Company. John Gibbs is due $115,000 as of September 30, 2024 for advances made to the Company.

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

Note 8 – Subsequent Events

Effective October 1, 2024, the Company executed a Purchase and Sale Agreement (the "PSA") dated September 30, 2024 with Libra Lithium Corp. ("Libra"), a privately-held company, to acquire up to a 100% right, title and interest in the Laird Lake and Oneman Lake gold projects in Ontario.

Under the terms of PSA Athena acquired Libra’s Laird Lake and Oneman Lake projects in Ontario through the issuance of 43,865,217 common shares from the Company’s British Columbia Canada subsidiary (Nova Athena Gold Corporation) to Libra.

Effective October 25, 2024, the Company completed the first tranche of CAD$600,000 of its Units at a purchase price of CAD$0.05 per Unit for a total of 12,000,000 Units. Each Unit consisted of one share of Common Stock and one-half common stock purchase warrant (“Warrant”). Each Warrant is exercisable for three years to purchase one share of Common Stock at a price of CAD$0.12 per share.

On October 31, 2024, the Board of Directors of the Company approved the agreement and plan of merger and amalgamation with Nova. The Company will merge with and into Nova, with Nova as the surviving corporation. The surviving corporation will change its name to Athena Gold Corporation. Each share of the Company’s common stock will be converted into one common share of Nova. The merger requires approval from the majority of the Company’s shareholders and various regulatory consents and filings.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

	Three Months Ended
	9/30/24	9/30/23

Operating expenses
Exploration, evaluation and project expenses	$72,185	$122,826
General and administrative expenses	80,311	89,180
Total operating expenses	152,496	212,006

Net operating loss	(152,496)	(212,006)

Interest income	0	2,598
Interest expense	(1,529)	0
Realized loss on investment	(12,452)	0
Unrealized gain on investment	46,239	0
Revaluation of warrant liability	(43,930)	785,941
Net income (loss)	$(164,168)	$576,533

Results of Operations for the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended
	9/30/24	9/30/23

Operating expenses
Exploration, evaluation and project expenses	$134,585	$327,023
General and administrative expenses	284,951	350,637
Total operating expenses	419,536	677,660

Net operating loss	(419,536)	(677,660)

Interest income	0	2,598
Interest expense	(1,907)	0
Realized loss on investment	(12,452)	0
Unrealized loss on investment	(11,585)	0
Revaluation of warrant and option liability	(235,642)	1,213,301
Net income (loss)	$(681,122)	$538,239

Operating expenses:

For the three months ended September 30, 2024, the Company decreased general and administrative expenses by approximately $9,000. The decrease was due to the following approximate year over year variances:

Three months ending	9/30/2024	9/30/2023	Variance
Legal and other professional fees	$40,000	$66,000	$(26,000)
Share based compensation	0	2,000	(2,000)
Stock exchange fees and related expenses	26,000	13,000	13,000
Other general expenses	14,000	8,000	6,000
Total	$80,000	$89,000	$(9,000)

For the nine months ended September 30, 2024, the Company decreased general and administrative expenses by approximately $66,000. The decrease was due to the following approximate year over year variances:

Nine months ending	9/30/2024	9/30/2023	Variance
Legal and other professional fees	$188,000	$248,000	$(60,000)
Share based compensation	25,000	25,000	0
Stock exchange fees and related expenses	53,000	48,000	5,000
Other general expenses	19,000	30,000	(11,000)
Total	$285,000	$351,000	$(66,000)

•	Legal and other professional fees decreased for the nine and three months ended September 30, 2024 compared to prior year, due to $30,000 paid in director fees and $30,000 paid in marketing fees in 2023.

18

•

The increase in share-based compensation is due to the following:

On March 22, 2021, the Company granted 2,000,000 options at a price of $0.09 to four individuals, three Directors of the Company, the other a consultant to the Company. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date. The options were valued at $190,202 on the grant date and 50% vested on grant date with 25% vesting one year from grant date and the remaining 25% vesting two years from grant date. SBC expense totaling $14,262 for the nine months ended September 30, 2023.

On January 16, 2023, the Company granted 250,000 options at a price of $0.0675 pursuant to the terms of the Company’s Stock Option Plan. The options were issued to a consultant to the Company. The options were valued at $13,267 on the grant date and 50% vested on grant date with the remaining 50% vesting one year from grant date. Stock-Based Compensation (SBC) expense totaling $555 and $9,396 for the nine months ended September 30, 2024 and 2023. All options issued are fully vested.

On June 7, 2024, the Company issued an aggregate of 600,000 shares in the common stock of the Company to two independent directors and the Chief Financial Officer of the Company as compensation for their services resulting in SBC expense of $24,000 for the nine months ended September 30, 2024.

•	The increase in stock exchange fees and related expenses was a result of fees paid in 2024 for state franchise fees.
•	The decrease in other general expenses is due to a decrease in travel expenses in 2024 when compared to 2023 for various investor meeting and other administrative expenses.

During the nine months September 30, 2024, we incurred an increase of approximately $72,000, of exploration costs, which were costs associated with our geological surveys and mapping.

Other income and expense:

The revaluation of warrant liability for the nine months ended September 30, 2024 and 2023 is based on the following warrants that were issued as part of the private placements as detailed in Note 3 to the financial statements.

Warrant date	9/30/2024	12/31/2023
January 2024	$138,753	$0
April 2023	224,833	81,104
October 2022	1,325	1,278
September 2022	0	6,978
August 2022	0	11,683
April 2022	67,495	21,707
September 2021	0	3,002
May 2021	0	6,210
Total	$432,406	$131,962
January 2024 initial valuation	68,774
Revaluation of warrant liability	$(231,670)

Warrant date	9/30/2023	12/31/2022
April 2023	$261,746	$0
October 2022	3,449	21,266
September 2022	16,544	115,000
August 2022	23,492	229,418
April 2022	64,955	293,698
September 2021	5,410	115,122
May 2021	10,990	225,316
Total	$386,586	$999,820
April 2023 initial valuation	600,067
Revaluation of warrant liability	$1,213,301

During the third quarter ending September 30, 2024, the Company granted 3,333,333 options to purchase the Company’s investment in Nubian Resources Ltd at an exercise price of CAD$0.06, the options expire on January 31, 2025. The options had an initial valuation of $30,243. Outstanding warrants were revalued as of September 30, 2024, with various inputs using a Black Scholes model and had a valuation of $34,215, resulting in an adjustment of $3,972 for the three months ended September 30, 2024.

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

Liquidity

As of September 30, 2024, we had approximately $7,000 of cash and a negative working capital of approximately $255,000. This compares to cash on hand of approximately $37,000 and negative working capital of approximately $138,000 as at September 30, 2023.

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

As of September 30, 2024, the capital structure of the Company consists of 173,723,633 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ATHENA GOLD CORPORATION

Dated: November 7, 2024	By:	/s/ John C. Power
John C. Power
Chief Executive Officer, President,
Secretary & Director
(Principal Executive Officer)

ATHENA GOLD CORPORATION

Dated: November 7, 2024	By:	/s/ Tyler J. Minnick
Tyler J. Minnick
Chief Financial Officer
(Principal Accounting Officer)

