Form 10-K
period 2024-12-31
ATHENA GOLD CORP
filed 2025-04-09
CIK 1304409

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,948,945 based upon the last sale price of $0.04 as reported on the OTC.QB effective June 30, 2024.

The number of shares outstanding of the registrant’s common stock, as of April 8, 2025, is 194,803,633.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The following is a summary of the terms of the SPA, which summary is qualified in its entirety by reference to the SPA:

•	The consideration paid to Nubian for 100% of the issued and outstanding shares of Nubian US consisted of:
	○	An aggregate of 50 million shares of Athena Gold Corp. common stock, which number includes the 5 million shares of common stock previously issued to Nubian Resources under the Option; and
	○	A 1% Net Smelter Royalty on all production from the Excelsior Springs Property.

•	The 50 million shares issued to Nubian Resources were issued as “restricted securities” under the Securities Act of 1933, as amended (“Securities Act”). The Company filed a registration statement on Form S-1 registering the distribution by Nubian of all 50 million shares to its shareholders, pro rata. Nubian Resources had undertaken to complete the distribution of all the shares once the S-1 registration statement has been declared effective. Notwithstanding the fact that the S-1 registration statement was declared effective by the SEC, Nubian Resources elected not to distribute the shares as originally agreed. Athena has made demand on Nubian Resources to fulfill this contractual obligation.

•	For a period of 12 months following the Effective Date of the SPA, or until Nubian owns less than 4.9% of the Athena issued and outstanding shares, Nubian Resources has agreed to exercise its voting rights with respect to such shares in a manner to support the recommendations of the Athena Board of Directors except for (i) voting on any proposed change in control transaction or (ii) voting on any proposed sale of all or substantially all of the Excelsior Property, including a property included known as Palmetto that consisted of 7 BLM claims. Athena did not renew 5 of the BLM claims and as a result Palmetto now consists of 2 BLM claims PM 1 (#NV101504173) and PM 2 (#NV101504174).
•	Nubian is entitled to nominate one representative to serve on the Athena Board of Directors. Nubian’s designated representative resigned in 2023.

Athena’s agreement with Nubian Resources includes 100% of the 140 unpatented claims at Excelsior Springs with two additional patented claims held under a lease option that were subject to a 2% net smelter returns royalty on gold production to an independent party. Athena subsequently expanded the Excelsior Springs project by staking 51 additional claims with the BLM and purchasing the two patented claims and the underlying 2% royalty previously under a lease option agreement.

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

Effective December 30, 2024, Nubian changed its name to “Carlton Precious, Inc.”

Effective October 1, 2024, Athena entered into a definitive agreement to acquire two early exploration stage projects located in Ontario Canada.

On March 27, 2025 the shareholders of the Company approved the redomestication of the Company in the Province of British Columbia, Canada by merger into a British Columbia corporation and elected Koby Kushner and David Goodman to the Board of Directors.

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

The Excelsior Springs Property comprises 216 unpatented mining claims and two patented mining claims. All of the claims are held by Athena and/or its wholly-owned subsidiary Nubian Resources USA (“Nubian”) and located on Federal Government land administered by the Department of Interior’s Bureau of Land Management ("BLM"). Athena staked 51 new BLM claims in 2022 and the remaining 140 BLM claims were acquired as part of the original purchase of the project from Nubian Resources in December 2021. The two patented claims were leased to Nubian by the owner, Christian Bramwell, of Pahrump, Nevada until purchased in June 2022 as further described below. The patented claims, the Prout and Fortunatus (MS 4106), were located in 1873 and 1892, respectively, and were patented in 1912. The patented claims have both surface and mineral rights. Ownership of the unpatented claims gives the right to explore for and develop mineral resources but no surface rights.

The original acquisition consisted of 42 "EX" and 88 "ES" contiguous, unpatented lode mining claims covering approximately 2,884 acres (1,167 hct) and two patented claims covering 40 acres (16.1 hct). A separate block of ten "ES" claims covering 202 acres (84 hct) is located approximately one mile (1.6 km) northwest of the main block of claims.

The acquisition included a prospective target known as “Palmetto” that consisted of 7 BLM claims. Athena did not renew 5 of the BLM claims and as a result Palmetto now consists of 2 BLM claims PM 1 (#NV101504173) and PM 2 (#NV101504174).

In September and October 2022, the Company expanded the Excelsior Springs claim block by staking 51 new BLM claims ES 2R – ES 38R and BL 1 – BL 32 and filed with the BLM in December 2022 and were assigned serial numbers NV 105804872 – NV 105804922. The additional claims were also filed in Esmeralda County, Nevada.

Effective June 1, 2024 Athena Gold Corporation (the “Company”) expanded its Excelsior Springs project by entering into an Asset Purchase Agreement (the “APA”) with Silver Reserve Inc. to acquire an 100% interest in 11 unpatented BLM claims covering approximately 89 hectares (220 acres) known as the Blue Dick Mine and related mineral claims (“BD”), together with certain technical data relating to the mining claims (the “Purchased Assets”). Total consideration consists of an aggregate of US $45,000 in cash and a 3% NSR.

In September 2024, the Company expanded the Excelsior Springs claim block by staking 12 new unpatented BLM claims MD 1-12 that were assigned the following serial numbers (BLM NV106705574 – NV106705585).

The Excelsior Springs project now consists of 216 BLM unpatented claims and 2 patented claims or approximately 4,360 acres.

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

The Excelsior Springs project now consists of 216 BLM unpatented claims and 2 patented claims or approximately 4,080 acres.

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

EXCELSIOR SPRINGS PROJECT CLAIMS

The following map shows the location of the patented and unpatented mining claims that comprise the Excelsior Springs Project as of December 31, 2024:

Excelsior Springs Project – List of ES Claims

	Claim Name	NMC #	Claimant	Valid Until
1	ES 1	1045871	Nubian Resources USA Ltd.	09/02/2025
2	ES 3	1045873	Nubian Resources USA Ltd.	09/02/2025
3	ES 5	1045875	Nubian Resources USA Ltd.	09/02/2025
4	ES 7	1045877	Nubian Resources USA Ltd.	09/02/2025
5	ES 9	1045879	Nubian Resources USA Ltd.	09/02/2025
6	ES 11	1045881	Nubian Resources USA Ltd.	09/02/2025
7	ES 13	1045883	Nubian Resources USA Ltd.	09/02/2025
8	ES 15	1045885	Nubian Resources USA Ltd.	09/02/2025
9	ES 17	1045887	Nubian Resources USA Ltd.	09/02/2025
10	ES 19	1045889	Nubian Resources USA Ltd.	09/02/2025
11	ES 21	1045891	Nubian Resources USA Ltd.	09/02/2025
12	ES 23	1045893	Nubian Resources USA Ltd.	09/02/2025
13	ES 25	1045895	Nubian Resources USA Ltd.	09/02/2025
14	ES 27	1045897	Nubian Resources USA Ltd.	09/02/2025
15	ES 29	1045899	Nubian Resources USA Ltd.	09/02/2025
16	ES 31	1045901	Nubian Resources USA Ltd.	09/02/2025
17	ES 33	1045903	Nubian Resources USA Ltd.	09/02/2025
18	ES 35	1045905	Nubian Resources USA Ltd.	09/02/2025
19	ES 37	1045907	Nubian Resources USA Ltd.	09/02/2025
20	ES 39	1045909	Nubian Resources USA Ltd.	09/02/2025
21	ES 40	1045910	Nubian Resources USA Ltd.	09/02/2025
22	ES 41	1045911	Nubian Resources USA Ltd.	09/02/2025
23	ES 42	1045912	Nubian Resources USA Ltd.	09/02/2025
24	ES 43	1045913	Nubian Resources USA Ltd.	09/02/2025
25	ES 44	1045914	Nubian Resources USA Ltd.	09/02/2025
26	ES 45	1045915	Nubian Resources USA Ltd.	09/02/2025
27	ES 46	1045916	Nubian Resources USA Ltd.	09/02/2025
28	ES 47	1045917	Nubian Resources USA Ltd.	09/02/2025
29	ES 48	1045918	Nubian Resources USA Ltd.	09/02/2025
30	ES 49	1045919	Nubian Resources USA Ltd.	09/02/2025
31	ES 50	1045920	Nubian Resources USA Ltd.	09/02/2025
32	ES 51	1045921	Nubian Resources USA Ltd.	09/02/2025
33	ES 52	1045922	Nubian Resources USA Ltd.	09/02/2025
34	ES 53	1045923	Nubian Resources USA Ltd.	09/02/2025
35	ES 54	1045924	Nubian Resources USA Ltd.	09/02/2025
36	ES 55	1045925	Nubian Resources USA Ltd.	09/02/2025

	Claim Name	NMC #	Claimant	Valid Until
37	ES 56	1045926	Nubian Resources USA Ltd.	09/02/2025
38	ES 57	1045927	Nubian Resources USA Ltd.	09/02/2025
39	ES 58	1045928	Nubian Resources USA Ltd.	09/02/2025
40	ES 59	1045929	Nubian Resources USA Ltd.	09/02/2025
41	ES 60	1045930	Nubian Resources USA Ltd.	09/02/2025
42	ES 61	1045931	Nubian Resources USA Ltd.	09/02/2025
43	ES 62	1045932	Nubian Resources USA Ltd.	09/02/2025
44	ES 63	1045933	Nubian Resources USA Ltd.	09/02/2025
45	ES 64	1045934	Nubian Resources USA Ltd.	09/02/2025
46	ES 65	1045935	Nubian Resources USA Ltd.	09/02/2025
47	ES 66	1045936	Nubian Resources USA Ltd.	09/02/2025
48	ES 67	1045937	Nubian Resources USA Ltd.	09/02/2025
49	ES 68	1045938	Nubian Resources USA Ltd.	09/02/2025
50	ES 69	1045939	Nubian Resources USA Ltd.	09/02/2025
51	ES 70	1045940	Nubian Resources USA Ltd.	09/02/2025
52	ES 71	1045941	Nubian Resources USA Ltd.	09/02/2025
53	ES 72	1045942	Nubian Resources USA Ltd.	09/02/2025
54	ES 73	1045943	Nubian Resources USA Ltd.	09/02/2025
55	ES 74	1045944	Nubian Resources USA Ltd.	09/02/2025
56	ES 75	1045945	Nubian Resources USA Ltd.	09/02/2025
57	ES 76	1045946	Nubian Resources USA Ltd.	09/02/2025
58	ES 77	1045947	Nubian Resources USA Ltd.	09/02/2025
59	ES 78	1045948	Nubian Resources USA Ltd.	09/02/2025
60	ES 79	1045949	Nubian Resources USA Ltd.	09/02/2025
61	ES 80	1045950	Nubian Resources USA Ltd.	09/02/2025
62	ES 81	1045951	Nubian Resources USA Ltd.	09/02/2025
63	ES 82	1045952	Nubian Resources USA Ltd.	09/02/2025
64	ES 83	1045953	Nubian Resources USA Ltd.	09/02/2025
65	ES 84	1045954	Nubian Resources USA Ltd.	09/02/2025
66	ES 85	1045955	Nubian Resources USA Ltd.	09/02/2025
67	ES 86	1045956	Nubian Resources USA Ltd.	09/02/2025
68	ES 87	1045957	Nubian Resources USA Ltd.	09/02/2025
69	ES 88	1045958	Nubian Resources USA Ltd.	09/02/2025
70	ES 89	1045959	Nubian Resources USA Ltd.	09/02/2025
71	ES 90	1045960	Nubian Resources USA Ltd.	09/02/2025
72	ES 91	1045961	Nubian Resources USA Ltd.	09/02/2025
73	ES 92	1045962	Nubian Resources USA Ltd.	09/02/2025
74	ES 93	1045963	Nubian Resources USA Ltd.	09/02/2025

	Claim Name	NMC #	Claimant	Valid Until
75	ES 94	1045964	Nubian Resources USA Ltd.	09/02/2025
76	ES 95	1045965	Nubian Resources USA Ltd.	09/02/2025
77	ES 96	1045966	Nubian Resources USA Ltd.	09/02/2025
78	ES 97	1045967	Nubian Resources USA Ltd.	09/02/2025
79	ES 98	1045968	Nubian Resources USA Ltd.	09/02/2025
80	ES 99	1045969	Nubian Resources USA Ltd.	09/02/2025
81	ES 100	1045970	Nubian Resources USA Ltd.	09/02/2025
82	ES103	1057362	Nubian Resources USA Ltd.	09/02/2025
83	ES105	1057364	Nubian Resources USA Ltd.	09/02/2025
84	ES107	1057366	Nubian Resources USA Ltd.	09/02/2025
85	ES109	1057368	Nubian Resources USA Ltd.	09/02/2025
86	ES176	1057394	Nubian Resources USA Ltd.	09/02/2025
87	ES179	1057395	Nubian Resources USA Ltd.	09/02/2025
88	ES180	1057396	Nubian Resources USA Ltd.	09/02/2025
89	ES245	1057460	Nubian Resources USA Ltd.	09/02/2025
90	ES246	1057461	Nubian Resources USA Ltd.	09/02/2025
91	ES247	1057462	Nubian Resources USA Ltd.	09/02/2025
92	ES248	1057463	Nubian Resources USA Ltd.	09/02/2025
93	ES249	1057464	Nubian Resources USA Ltd.	09/02/2025
94	ES250	1057465	Nubian Resources USA Ltd.	09/02/2025
95	ES251	1057466	Nubian Resources USA Ltd.	09/02/2025
96	ES252	1057467	Nubian Resources USA Ltd.	09/02/2025
97	ES253	1057468	Nubian Resources USA Ltd.	09/02/2025
98	ES254	1057469	Nubian Resources USA Ltd.	09/02/2025

Excelsior Springs Project - List of EX Claims

	Claim Name	NMC #	Claimant	Valid Until
1	EX 1	887756	Nubian Resources USA Ltd.	09/02/2025
2	EX 2	887757	Nubian Resources USA Ltd.	09/02/2025
3	EX 3	887758	Nubian Resources USA Ltd.	09/02/2025
4	EX 4	887759	Nubian Resources USA Ltd.	09/02/2025
5	EX 5	887760	Nubian Resources USA Ltd.	09/02/2025
6	EX 6	887761	Nubian Resources USA Ltd.	09/02/2025
7	EX 7	887762	Nubian Resources USA Ltd.	09/02/2025
8	EX 8	887763	Nubian Resources USA Ltd.	09/02/2025
9	EX 9	887764	Nubian Resources USA Ltd.	09/02/2025
10	EX 10	887765	Nubian Resources USA Ltd.	09/02/2025
11	EX 11	887766	Nubian Resources USA Ltd.	09/02/2025
12	EX 12	887767	Nubian Resources USA Ltd.	09/02/2025
13	EX 13	887768	Nubian Resources USA Ltd.	09/02/2025
14	EX 14	887769	Nubian Resources USA Ltd.	09/02/2025
15	EX 20	897986	Nubian Resources USA Ltd.	09/02/2025
16	EX 21	897987	Nubian Resources USA Ltd.	09/02/2025
17	EX 22	897988	Nubian Resources USA Ltd.	09/02/2025
18	EX 23	897989	Nubian Resources USA Ltd.	09/02/2025
19	EX 24	897990	Nubian Resources USA Ltd.	09/02/2025
20	EX 25	897991	Nubian Resources USA Ltd.	09/02/2025
21	EX 26	897992	Nubian Resources USA Ltd.	09/02/2025
22	EX 27	897993	Nubian Resources USA Ltd.	09/02/2025
23	EX 28	897994	Nubian Resources USA Ltd.	09/02/2025
24	EX 29	897995	Nubian Resources USA Ltd.	09/02/2025
25	EX 30	897996	Nubian Resources USA Ltd.	09/02/2025
26	EX 31	897997	Nubian Resources USA Ltd.	09/02/2025
27	EX 32	897998	Nubian Resources USA Ltd.	09/02/2025
28	EX 33	897999	Nubian Resources USA Ltd.	09/02/2025
29	EX 34	898000	Nubian Resources USA Ltd.	09/02/2025
30	EX 35	898001	Nubian Resources USA Ltd.	09/02/2025
31	EX 36	898002	Nubian Resources USA Ltd.	09/02/2025
32	EX 37	898003	Nubian Resources USA Ltd.	09/02/2025
33	EX 38	898004	Nubian Resources USA Ltd.	09/02/2025
34	EX 39	898005	Nubian Resources USA Ltd.	09/02/2025
35	EX 40	898006	Nubian Resources USA Ltd.	09/02/2025
36	EX 41	898007	Nubian Resources USA Ltd.	09/02/2025
37	EX 42	898008	Nubian Resources USA Ltd.	09/02/2025
38	EX 43	898009	Nubian Resources USA Ltd.	09/02/2025
39	EX 44	898010	Nubian Resources USA Ltd.	09/02/2025
40	EX 45	898011	Nubian Resources USA Ltd.	09/02/2025
41	EX 46	898012	Nubian Resources USA Ltd.	09/02/2025
42	EX 47	898013	Nubian Resources USA Ltd.	09/02/2025

Additional Claim blocks ES 2R – ES 38R and BL 1 – BL 32 were staked by Nubian Resources USA Ltd. in September and October 2022 and filed with the BLM in December 2022 and were assigned serial numbers NV 105804872 – NV 105804922.

	Claim Name	Serial Number	Claimant	Valid Until
1	BL 1	NV105804872	Nubian Resources USA Ltd.	09/02/2025
2	BL 2	NV105804873	Nubian Resources USA Ltd.	09/02/2025
3	BL 3	NV105804874	Nubian Resources USA Ltd.	09/02/2025
4	BL 4	NV105804875	Nubian Resources USA Ltd.	09/02/2025
5	BL 5	NV105804876	Nubian Resources USA Ltd.	09/02/2025
6	BL 6	NV105804877	Nubian Resources USA Ltd.	09/02/2025
7	BL 7	NV105804878	Nubian Resources USA Ltd.	09/02/2025
8	BL 8	NV105804879	Nubian Resources USA Ltd.	09/02/2025
9	BL 9	NV105804880	Nubian Resources USA Ltd.	09/02/2025
10	BL 10	NV105804881	Nubian Resources USA Ltd.	09/02/2025
11	BL 11	NV105804882	Nubian Resources USA Ltd.	09/02/2025
12	BL 12	NV105804883	Nubian Resources USA Ltd.	09/02/2025
13	BL 13	NV105804884	Nubian Resources USA Ltd.	09/02/2025
14	BL 14	NV105804885	Nubian Resources USA Ltd.	09/02/2025
15	BL 15	NV105804886	Nubian Resources USA Ltd.	09/02/2025
16	BL 16	NV105804887	Nubian Resources USA Ltd.	09/02/2025
17	BL 17	NV105804888	Nubian Resources USA Ltd.	09/02/2025
18	BL 18	NV105804889	Nubian Resources USA Ltd.	09/02/2025
19	BL 19	NV105804890	Nubian Resources USA Ltd.	09/02/2025
20	BL 20	NV105804891	Nubian Resources USA Ltd.	09/02/2025
21	BL 21	NV105804892	Nubian Resources USA Ltd.	09/02/2025
22	BL 22	NV105804893	Nubian Resources USA Ltd.	09/02/2025
23	BL 23	NV105804894	Nubian Resources USA Ltd.	09/02/2025
24	BL 24	NV105804895	Nubian Resources USA Ltd.	09/02/2025
25	BL 25	NV105804896	Nubian Resources USA Ltd.	09/02/2025
26	BL 26	NV105804897	Nubian Resources USA Ltd.	09/02/2025
27	BL 27	NV105804898	Nubian Resources USA Ltd.	09/02/2025
28	BL 28	NV105804899	Nubian Resources USA Ltd.	09/02/2025
29	BL 29	NV105804900	Nubian Resources USA Ltd.	09/02/2025
30	BL 30	NV105804901	Nubian Resources USA Ltd.	09/02/2025
31	BL 31	NV105804902	Nubian Resources USA Ltd.	09/02/2025
32	BL 32	NV105804903	Nubian Resources USA Ltd.	09/02/2025
33	ES 2R	NV105804904	Nubian Resources USA Ltd.	09/02/2025
34	ES 4R	NV105804905	Nubian Resources USA Ltd.	09/02/2025
35	ES 6R	NV105804906	Nubian Resources USA Ltd.	09/02/2025
36	ES 8R	NV105804907	Nubian Resources USA Ltd.	09/02/2025

	Claim Name	Serial Number	Claimant	Valid Until
37	ES 10R	NV105804908	Nubian Resources USA Ltd.	09/02/2025
38	ES 12R	NV105804909	Nubian Resources USA Ltd.	09/02/2025
39	ES 14R	NV105804910	Nubian Resources USA Ltd.	09/02/2025
40	ES 16R	NV105804911	Nubian Resources USA Ltd.	09/02/2025
41	ES 18R	NV105804912	Nubian Resources USA Ltd.	09/02/2025
42	ES 20R	NV105804913	Nubian Resources USA Ltd.	09/02/2025
43	ES 22R	NV105804914	Nubian Resources USA Ltd.	09/02/2025
44	ES 24R	NV105804915	Nubian Resources USA Ltd.	09/02/2025
45	ES 26R	NV105804916	Nubian Resources USA Ltd.	09/02/2025
46	ES 28R	NV105804917	Nubian Resources USA Ltd.	09/02/2025
47	ES 30R	NV105804918	Nubian Resources USA Ltd.	09/02/2025
48	ES 32R	NV105804919	Nubian Resources USA Ltd.	09/02/2025
49	ES 34R	NV105804920	Nubian Resources USA Ltd.	09/02/2025
50	ES 36R	NV105804921	Nubian Resources USA Ltd.	09/02/2025
51	ES 38R	NV105804922	Nubian Resources USA Ltd.	09/02/2025

Schedule of MD claims as part of Excelsior Springs Project in September 2024

	Claim Name	Serial No.	Claimant	Valid Until
1	MD 1	NV 106705574	Athena Gold Corp	9/2/2025
2	MD 2	NV 106705575	Athena Gold Corp	9/2/2025
3	MD 3	NV 106705576	Athena Gold Corp	9/2/2025
4	MD 4	NV 106705577	Athena Gold Corp	9/2/2025
5	MD 5	NV 106705578	Athena Gold Corp	9/2/2025
6	MD 6	NV 106705579	Athena Gold Corp	9/2/2025
7	MD 7	NV 106705580	Athena Gold Corp	9/2/2025
8	MD 8	NV 106705581	Athena Gold Corp	9/2/2025
9	MD 9	NV 106705582	Athena Gold Corp	9/2/2025
10	MD 10	NV 106705583	Athena Gold Corp	9/2/2025
11	MD 11	NV 106705584	Athena Gold Corp	9/2/2025
12	MD 12	NV 106705585	Athena Gold Corp	9/2/2025

Schedule of Blue Dick Claims Acquired in 2024

BD Lode Mining Claims – 11 Total

	Claim Name	Serial No.	Claimant	Valid Until
1	BD 1	NV 101627551	Athena Gold Corp	9/2/2025
2	BD 2	NV 101627552	Athena Gold Corp	9/2/2025
3	BD 3	NV 101627553	Athena Gold Corp	9/2/2025
4	BD 11	NV 101628059	Athena Gold Corp	9/2/2025
5	BD 12	NV 101628060	Athena Gold Corp	9/2/2025
6	BD 13	NV 101628061	Athena Gold Corp	9/2/2025
7	BD 14	NV 101628062	Athena Gold Corp	9/2/2025
8	BD 15	NV 101628063	Athena Gold Corp	9/2/2025
9	BD 16	NV 101628064	Athena Gold Corp	9/2/2025
10	BD 17	NV 101628065	Athena Gold Corp	9/2/2025
11	BD 18	NV 101628066	Athena Gold Corp	9/2/2025

CROW SPRINGS PROJECT

Athena Gold Corporation entered into a memorandum of understanding in April 2022 with an independent geologist (“seller”) to acquire seven unpatented mining claims and subsequently staked ten additional unpatented mining claims for a total of 17 claims in the Crow Springs Mining District located in Esmeralda County, Nevada. The terms of the agreement required Athena to pay for certain staking costs and the annual maintenance fees to the BLM and Esmeralda County. The seller also retained a 1% NSR royalty on the Crow Springs project. The agreement also requires Athena to spend $30,000 in 2023 and $150,000 in both 2024 and 2025 to maintain the agreement. The 2023 work commitment was fulfilled through an IP survey that was completed in early 2024 as more fully described below. Athena is in full compliance with the agreement.

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

ONEMAN LAKE AND LAIRD LAKE PROJECTS

Effective October 1, 2024, Athena entered into a definitive agreement to acquire two early exploration stage projects located in Ontario Canada under the following terms:

Terms of the Definitive Agreement:

Pursuant to the Definitive Agreement, Athena Gold acquired up to a 100% interest in two mining properties, consisting of 246 mining claims covering approximately 4,736 hectares (the “Properties”). The Properties are comprised of two projects: one known as the Oneman Lake Project located near Kenora, Ontario and the other known as the Laird Lake Project in Red Lake, Ontario. Pursuant to an option agreement dated August 19, 2024, with Bounty Gold Corp. (“Bounty Gold”), The Properties were acquired from Libra Lithium Corp. which earned 100% ownership of the Oneman Lake Project and had the exclusive option to acquire the Laird Lake Project (the “Option”) subject to certain terms and conditions. Bounty Gold has consented to the transfer of the Properties from Libra Lithium Corp. to Athena Gold.

All parties to this transaction are arm’s length.

As consideration of the Properties, Athena Gold issued 43,865,217 common shares in the capital of Athena Gold’s wholly owned subsidiary, Nova Athena Gold Corp. to Libra will represent 19.9% of the total issued and outstanding shares of Nova Athena Gold Corp.

As soon as practical upon completion of the Redomestication and Continuation;

a)	Koby Kushner will become President and Chief Executive Officer of the Purchaser;

b)	David Goodman will become Chairman of the Board of the Purchaser;

c)	John C. Power will resign as President and Chief Executive Officer of the Purchaser, but remain as Secretary of the Purchaser with oversight over finance and legal reporting obligations and consultation of the Nevada projects; and

Athena Gold has assumed all obligations of the Option to Bounty Gold to acquire the Laird Lake Project in consideration of the following cash payments and share issuances over the course of five years (which may be accelerated at Athena Gold’s option):

a)	payment of CDN $50,000 in cash on or before August 19, 2025, of which up to 50% of such payment may be made in the form of common shares in the capital of Athena Gold;

b)	payment of CDN $50,000 in cash on or before the August 19. 2026, of which up to 50% of such payment may be made in the form of common shares in the capital of Athena Gold;

c)	payment of CDN $50,000 in cash on or before August 19, 2027, of which up to 50% of such payment may be made in the form of common shares in the capital of Athena Gold;

d)	payment of CDN $50,000 in cash on or before August 19, 2028, of which up to 50% of such payment may be made in the form of common shares in the capital of Athena Gold; and

e)	payment of CDN $1,000,000 in cash on or before August 19, 2029, or alternatively

i)	payment of 75% in cash and the issuance of common shares in the capital of Athena Gold equal to 25% of the payment, for a total payment of CDN $1,250,000;

ii)	payment of 50% in cash and the issuance of common shares in the capital of Athena Gold equal to 50% of the payment, for a total payment of CDN $1,500,000; or

iii)	payment of 25% in cash and the issuance of common shares in the capital of Athena Gold equal to 75% of the payment, for a total payment of CDN $1,750,000.

In the event that Athena Gold pays any of the payments to Bounty Gold in the form of both cash and common shares, the price per share will be determined with the number of shares being based on a per share deemed issue price equal to the 30-day VWAP of the shares for the period of any twenty (20) consecutive trading days on the Canadian Securities Exchange ending on the date that is three business days prior to the date of issuance of the additional common shares.

Upon completion of the above obligations by Athena Gold, Bounty Gold will retain a 2% NSR on the Properties, of which 1% may be purchased by Athena Gold for CDN $1,000,000 at any time.

Athena Gold has agreed to pay a finder’s fee to Castlewood Capital Corp. in connection with the Acquisition, through the issuance of 1,737,236 common shares in the capital of Nova Athena Gold Corp. The finder’s fee will be payable upon completion of the proposed Amalgamation of Athena Gold.

Laird Lake Property Report

Figure 1. Laird Lake Location Map.

Date Completed: September 2024

Primary commodity: Au

Secondary commodity:

Project size: 4,158 ha

Claims Renewal Date: 2024/02/10

Ontario Claim holders must satisfy required annual units of assessment work to keep their claims in good standing. They must perform early exploration work and submit an assessment work report through the Mining Lands Administration System (MLAS). Current annual work commitment is CAD $74,800 per annum on the Laird Lake claims. Assessment work has been completed to maintain these claims until January 2027.

Project UTM Location (Center of Property): NAD83 Zone 15U 417485 E 5643648 N

Project Location Description: Laird Lake is located approximately 20km to the southwest of the town of Red Lake, Ontario. The property is accessible using trail roads that connect to the ON-618 Highway out of Red Lake. Red Lake is a full-service community with a population of ~4000 people and is a prolific gold mining town that is still seeing active gold production and exploration to-date.

Geology

Regional Geology (modified from Gelinas et al., 2024)

The Laird Lake property comprises part of the Red Lake Greenstone belt (RLGB), which lies within the Uchi domain of the North Caribou Terrane (NCT). The NCT is the largest Mesoarchean terrane in the Superior Province and is in the northwestern core of the Superior Craton. The NCT has been subdivided into three domains and a central core. The North Caribou Core (NCC) is situated in the west-central portion of the NCT and forms the nucleus to which the Island Lake, Oxford-Stull, and the Uchi domains were accreted to post 2.87 Ga. The Uchi domain forms a linear belt that is located on the southern margin of the NCT and extends the entire length of the northwestern Superior Province, and consists of 3.0-2.7 Ga volcanic, plutonic, and sedimentary packages. An unconformity between the Mesoarchean and Neoarchean assemblages within the Uchi domain represents a ~200-100 m.y. gap in geologic time and is known to be associated with gold mineralization in the Red Lake and Pickle Lake greenstone belts.

The RLGB is situated along the northern boundary of the Uchi domain with the NCT of the Superior Province and preserves a ~300 m.y. record of volcanism, sedimentation, plutonism, deformation, and gold mineralization ranging from Meso- to Neoarchean in age. Nine supracrustal assemblages are present within the belt and have been subdivided based on rock type, U-Pb geochronology, and geochemistry. All assemblages within the RLGB have undergone metamorphism, ranging from lower greenschist facies to upper amphibolite facies. The Laird Lake property comprises the Balmer and Confederation assemblages. D1 deformation (2.744-2.733 Ga) in the RLGB is characterized by north-trending, south plunging F1 folds and S1/L1 fabrics. D2 deformation is characterized by east- to northeast-trending structures that are associated with the Uchian phase of the Kenoran orogeny. Gold mineralization within the Uchi domain is most often related to D2 structures.

The Balmer assemblage is the oldest and most prominent unit in the RLGB, covering ~50% of the belt and is host to all the major gold camps in the area. It is most observed within the eastern and central portions of the belt but does crop out of the Killala-Baird batholith. The assemblage comprises Fe-tholeiitic basalts, komatiitic basalts, and komatiites with lesser 2.992-2.964 Ga felsic volcanic rocks, chert-magnetite iron formations, fine-grained clastic rocks, and mafic to ultramafic intrusions. The Balmer assemblage has been broken into lower, middle, and upper sequences based on trace element contents and TiO2.

The Confederation assemblage is predominantly observed on the central to southern margin of the RLGB but can also be found in other greenstone belts throughout the Uchi domain. The assemblage is separated into two volcanic packages based on age and geochemistry. The calc-alkalic McNeely package, dated at 2745-2742 Ma, is located in the center of the of the RLGB and comprises intermediate to felsic volcanic rocks, including intermediate tuff breccia, lapilli tuff, and feldspar-phyric amygdaloidal pillowed basalts. The second assemblage is known as the Heyson sequence, which is mainly tholeiitic and has been dated at 2739 Ma. The assemblage mainly consists of massive to pillowed basalt and basaltic andesites with feldspar phenocrysts, quartz-feldspar crystal tuff, and rhyolites.

Property Geology (from Gelinas et al., 2024)

The Balmer assemblage on the Laird Lake property crops out between the 2704 ± 1.5 Ma Killala–Baird batholith to the north and the Confederation assemblage to the south. The assemblage reaches a maximum thickness of 1.5 km in the western portion of the field area and thins towards the east where an inferred contact between the Killala–Baird batholith and Confederation assemblage is interpreted. The Balmer assemblage mainly consists of mafic volcanic rocks, with rare occurrences of ultramafic volcanic rocks and banded-iron formations (BIF). Ultramafic volcanic rocks are rarely exposed and mainly found by the water’s edge on Laird and Lee lakes. The unit is commonly fine-grained, yields high magnetic susceptibility readings, and exhibits complex relationships between flow breccias and massive flows/feeder dikes. The flow breccias are clast supported with up to 90% subrounded clasts from 20 to 1 cm in diameter, some of which contain unoriented spinifex needles up to 6 cm long. The massive flows/feeder dikes locally exhibit spinifex texture, measure between 20 cm and 15 m (possibly thicker) and display potential lava tubes. The contact between the breccias and massive portions of the unit are parallel, sharp to irregular with no chill margins observed. The mafic volcanic rocks are the most abundant rock type of the Balmer assemblage on the Laird Lake property, comprising roughly 95 vol.% of the assemblage. The mafic volcanic rocks are typically composed of fine-grained, aphyric massive flows, although primary features such as pillows, amygdule’s, and varioles are commonly well preserved on the northern shores of Laird and Lee lakes. Pillows commonly young towards the north to northeast but within higher strain zones, they can be observed flattened parallel to the east–west-trending foliation. Two chemical sedimentary horizons could be traced across the map area: one to the northwest of Lee Lake, and the other to the south of Laird Lake. Both are 1.5 m thick chert–magnetite BIF with magnetite-rich layers hosting variable amounts of hematite and pyrite. The horizon to the south of Laird Lake is interlayered with a 0.1–2 m thick carbonate-rich formation consisting of white calcite bands and dark green, very fine-grained pyrrhotite-bearing mafic layers.

The Confederation assemblage on the Laird Lake property is roughly 1 km wide to the east, thinning to less than 100 m on the western end of the map area and lies between the Balmer assemblage and the undated Medicine Stone pluton. Differential erosion between stratigraphic units has formed sets of ridges up to 600 m long that are inferred to be parallel to the primary volcanic layering and strike from 45◦ to 80◦ with local volcanic packages parallel to the contact with the Balmer assemblage and others at a 35◦ angle, implying an angular unconformity. Features such as trachytic alignment of phenocrysts within flows, primary bedding in tuffs, and lithological contacts viewed at the outcrop scale also reflect the primary volcanic stratigraphy observed at the map scale. The assemblage is mainly composed of thick mafic volcanic flows, separated by equally thick intermediate to felsic volcanic rocks, and zones of interlayered mafic to felsic volcanic packages a few metres thick. Three types of mafic flows are found throughout the area: aphyric flows, plagioclase–phyric flows, and amphibole poikiloblastic flows and are thinly intercalated within the interlayered package of mafic to intermediate volcanic rocks (±felsic volcanic rocks). The mafic flows with amphibole poikiloblasts have a fine-grained matrix with rounded dark greenish blue amphibole grains up to 5 mm in diameter and 30%–45% vol. The aphyric mafic volcanic flows are fine-grained but are not continuous at a large scale. The feldspar– phyric flows have a fine-grained matrix and host anhedral to euhedral white plagioclase crystals that range from 0.2 to 3 cm long and 1 to 7 mm thick and can comprise up to 40% of the rock but 5%–10% is more typical. Locally, the feldspars define a trachytic alignment that is typically parallel to the map-scale orientation of the volcanic packages. Intermediate and felsic volcanic rocks were grouped as one lithology due to the scale of the map. This unit is mainly composed of massive to weakly bedded volcaniclastic tuffs to lapilli tuffs, with no evidence of flows features such as flow lobes/domes or flow banding. Cryptic beds range from mm to cm scale in thickness. Lapilli size clasts average 4–6 cm long and contain anhedral feldspar grains. Quartz–feldspar porphyritic crystal tuffs consist of porphyritic rounded quartz and feldspar grains that comprise up to 20%–40% of the rock. Quartz grains are typically more abundant than feldspar grains and measure up to 1 cm, whereas feldspar grains measure up to 7 mm in length. This unit can rarely contain lapilli size clasts that range from 2 to 6.5 cm long and are mostly mafic to intermediate in composition with mm scale feldspar grains. A diorite on the southeastern shore of Lee Lake is strongly foliated, typically fine-grained with medium- to coarse-grained porphyroclasts of diopside recrystallized from carbonate vein material up to 15 cm long more commonly observed on the southern side of the intrusion.

Figure 3. Detailed geology map of the Laird Lake property (from Gelinas, 2018).

Project Summary

The Laird Lake property has been heavily underexplored for gold relative to much of the surrounding Red Lake Greenstone Belt despite consisting of over ~10km strike length of the known gold-bearing contact between Balmer and Confederation Assemblage rocks, in addition to being nearby to several major gold production and exploration operations in the region; 34km to the Dixie Lake Project (Kinross – 2.7 Moz. Indicated and 3.9 Moz. Inferred), 11km to the Madsen Mine (West Red Lake Gold – 1.7 Moz. Indicated and 0.4 Moz. Inferred) and 28km to the Red Lake Mines (Evolution Mining – 7.6Moz. Indicated and 4.7 Moz. Inferred). The bulk of exploration work at Laird Lake has been accomplished by a combination of prospecting, trenching, and drilling completed by the landowner throughout recent years (Bounty Gold Corp.), academic studies (B. Gelinas, 2016), as well as drill campaigns by Black Cliff Mines in 1989 and Premier Gold in 2017. These exploration endeavors are described in greater detail below.

Work by Black Cliff Mines (1989):

Black Cliff Mines completed a diamond drilling campaign at the Laird Lake property in 1989 that totaled six drill holes. These drill results were not filed with the MNDM, so total meterage for the drilling is unknown. However, two of the drill holes, LL-89-9 and LL-89-11, intersected some gold mineralization. Drillhole LL-89-9 intersected 6.38 g/t Au over 1.5m in the SPZ Zone, and LL-89-11 intersected 7.62 g/t Au over 1.3m in Zone 11. The drill core for these two holes is stored at a core library in Kenora and are available for re-logging. The drill core for the remaining four drillholes is stored on the Laird Lake property at the east end of the lake but its mostly unrecoverable due to crumbling boxes and missing tags.

Work by Bounty Gold Corp (2012 – present day):

The owner of the property, Bounty Gold Corp., has laid out most of the groundwork at Laird Lake that has resulted in a highly prospective gold exploration property that comprises 23 gold showings on surface and demonstrated high-grade mineralization (up to ~141 g/t Au in grab samples). Several trenches have been developed on the property as well by Bounty Gold Corp., with channel samples returning up to 4.64 g/t Au over 2.65m and 1.72 g/t Au over 4.95m. Much of the work by Bounty Gold Corp. has been focused on the east-central domain of the property whereas the western end remains largely unexplored.

1.72 g/t Au over 4.95 m
2.77 g/t
2.81 g/t
7.67 g/t
1.07 g/t
0.12 g/t
0.04 g/t
1.27 g/t
6.14 g/t
7.13 g/t
2.23 g/t
4.64 g/t Au over 2.65 m

Figure 4. Field photograph of a trench that has been channel sampled at the Laird Lake property. Channel samples results are highlighted and show 4.64 g/t Au over 2.65m and 1.72 g/t Au over 4.95m.

Work by B. Gelinas (2016-2018):

A Geology Masters thesis completed by B. Gelinas in 2018 from Lakehead University generated a renewed understanding and compelling story for the Laird Lake property – this being the interpretation that the property hosts both Balmer and Confederation Assemblage rocks and that the contact between them is exposed for up to ~10km in strike length along the center of the property. This interpretation is strongly supported by geochemistry, and it is thought that the sequence of mafic and ultramafic rocks comprising the Laird Lake property has been structurally offset ~10km to the west of the main Red Lake Greenstone Belt by the Laird Lake fault. This is highly significant since most of the historic gold occurrences and mines in the Red Lake Greenstone Belt have occurred along or very proximal to this contact. Further to this, the presence of both Balmer and Confederation Assemblage rocks provides optionality for the style of potential gold mineralization on the property (i.e., traditional Red Lake-style in the Balmer Assemblage or Dixie-style mineralization in the Confederation assemblage). Additionally, new detailed lithology and alteration maps of the east-central region of the property as well as detailed trench maps were generated as part of this study.

Work by Paterson, Grant & Watson Ltd. (2017)

In 2017, Premier Gold optioned the Laird Lake property from Bounty Gold Corp. Premier subsequently commissioned Paterson, Grant & Watson Ltd. to complete a report on the processing and geological interpretation of the Laird Lake airborne geophysical survey that was simultaneously flown by SkyTEM over the property in March 2017.

Work by Premier Gold Mines (2017):

In 2017, Premier Gold optioned the Laird Lake property from Bounty Gold Corp. Premier commissioned Skytem to complete an airborne magnetic and EM survey of the Laird Lake property. Paterson, Grant & Watson were subsequently requested by Premier to provide quality control, process and interpret the data from the survey. Following this work, Premier initiated a small diamond drill program (6 drill holes totalling 3660m). The drilling was focused on the eastern domain of the property where most of the historic work had been completed and mineralization was most exposed on surface. Several of these drill holes were collared in Balmer assemblage mafic volcanic rocks that drilled to the north into more Balmer assemblage mafic and ultramafic rock. Gold mineralization in the Red Lake area is known to be hosted independently within the mafic/ultramafic rocks in the Balmer Assemblage in addition to being more directly associated with the contact between Balmer and Confederation Assemblage rocks. The drilling was successful resulting in several low-grade wide intervals within Balmer mafic and ultramafic rocks in multiple holes including 19m @ 0.15 g/t Au in 17-LD-003, 14m @ 0.23 g/t Au in 17-LD-001, and most significantly, 5m @ 0.75 g/t Au in 17-LD-002. Drill holes 17-LD-004, 005, and 006 were collared in Confederation Assemblage rocks and drilled north through the Balmer-Confederation contact into the Balmer mafic and ultramafic rocks. Although these holes did not intersect any significant mineralization, elevated gold grades (up to 0.4 g/t) do occur along the Balmer-Confederation contact in each of the three holes, and additional low-grade mineralization over broad intervals occurs within the Balmer mafic and ultramafic rocks.

Table 1. Significant Grab, Channel, and Drilling Assay Results at Laird Lake

Zone	Sample Type	Au (g/t)	Length (m)
LLSZ	Grab	17.19
	Channel	9.40	0.3
SPZ	Grab	140.59
	DDH	6.38	1.5
GBZ	Grab	84.09
	Channel	21.88	0.86
EGBZ	Grab	74.68
	Channel	33.96	0.6
Zone 11	Grab	5.84
	DDH	7.62	1.3
RSPZ	Grab	8.18
SHGZ	Grab	7.74
	Channel	6.88	0.8
SHGX	Channel	5.29	2.25
	Channel	2.13	6.67

In 2024, Nemo Resources Inc. conducted two reconnaissance visits to Laird Lake on behalf of Athena Gold with the intent of confirming previously identified mineralization. Nemo Resources collected 20 rock samples, of which highlights were as follows:

Sample ID	Au ppm
K024524	373
F733057	56.5
F733065	7.18
K024522	4.9
F733053	3.89
F733058	2.4

The reconnaissance prospecting program is expected to guide a property-wide geochemistry survey, scheduled to commence in H1/2025, the results of which are anticipated to provide targets for Athena’s initial drill program at Laird Lake.

Proposed Next Steps

The Laird Lake property is heavily underexplored compared to other properties containing Red Lake Greenstone Belt rocks in the area. As a result, there is strong exploration upside on the property. Next steps at Laird Lake will include a multi-phase approach that includes:

•	~2-3-week prospecting campaign of 4-6 people identifying new zones of potential mineralization in both the Balmer and Confederation Assemblage rocks in addition to spending time in the underexplored western part of the property

o	Trenching any newly discovered areas of interest

•	Structural review of the property with a particular focus on understanding the controls of mineralization in the highly strained and altered zones in mafic volcanic rocks along the Balmer-Confederation Assemblage contact

•	Detailed chargeability/IP survey over the property

•	Building a 3-D model using drilling data from 2017 and detailed surface mapping that will act as a foundation for future drilling

There is a strong foundational model for gold mineralization on the property that has been established over the years, whereby the contact between the Balmer and Confederation assemblage remains a focus area for the concentration of gold (Fig. 5). However, there are other favourable zones for gold mineralization to occur on the property such as lithological contacts within the Balmer Assemblage (Fig. 5), as well as within Confederation Assemblage rocks, which would be analogous to the gold mineralization discovered at the Dixie Lake project nearby. Future drilling will rely on the success of the proposed work listed above and will reflect new targets generated from integrating these data sets and the historical understanding of gold mineralization in the broader Red Lake area.

Figure 5. Schematic geologic diagram from Gelinas (2018) depicting favourable locations for gold mineralization to occur at the Laird Lake property.

Oneman Lake Property Report

Date Completed: September 2024

Primary commodity: Au-Zn

Secondary commodity: Cu-Pb

Project size: 578 ha

Claims Renewal Date: 2026/06/06

Project UTM Location (Center of Property): NAD83 Zone
15U 376084 E 5572967 N

N
Ontario
Oneman Lake
Thunder Bay
Toronto
0
200
400 km

Figure 1. Oneman Lake Location Map

Project Location Description: The Oneman Lake property is located ~60km north of the town of Kenora, ON, which is a full-service historic mining and forestry town with a population of ~15,000 people (Fig. 1). The property is accessible by boat from Oneman Lake, which is connected to Kenora by the ON-525 and ON-596 Highways.

Geology

The Oneman Lake property is located in the Winnipeg River Subprovince and is only ~5km west of the boundary with the English River Subprovince (Fig. 2).

Figure 2. Project location and geology map of the Oneman Lake property. Area of gold-bearing sulfide breccia is shown on the map.

The main east-trending sulfide-bearing breccia zone on the property is hosted within amphibolites that likely represent the westernmost remnants of an attenuated major fold of the Separation Lake greenstone belt. Granitic and gneissic rock envelop the amphibolite unit, which is primarily composed of hornblende and biotite with lesser garnet. The sulfide-bearing breccia zone reaches up to ~100m in width, and contains several sulfide species including arsenopyrite, pyrite, pyrrhotite sphalerite, as well as minor chalcopyrite and galena. Gold, silver, zinc, and weak copper mineralization is prevalent throughout the sulfide breccia zone. Additionally, the property is only located 6-7 km west along strike of Avalon Advanced Materials beryllium-tantalum-lithium bearing Rattler, Wolf and Glitter LCT pegmatites. This is significant considering that several intervals of pegmatite dykes have been recorded in the diamond drill hole logs from the property.

Project Summary

The Oneman Lake property was initially discovered by A. Gauthier in 1930. Trenching and sampling were completed by A. Gauthier et al. in 1948. In 1969, additional sampling as well as a geophysical survey were carried out by Gauthier et al. In 1985, Sparton Resources Inc. completed an additional geophysical survey. Further trenching, sampling, and an airborne geophysical survey were completed in 1989 by Champion Bear Resources Ltd., who also completed 22 diamond drill holes totalling 2497.5m in 1990-1991. Limited work has been carried out on the property since then.

Historic pits on the breccia zone were sampled in the 1940’s:

Pit 1: 0.08 oz/t Au (2.48 gpt), 0.38 oz/t Ag (11.82 gpt) and 7.85% Zn, 0.04 oz/t Au

Pit 2: 0.05 oz/t Au (1.55 gpt)

Pit 3: 0.12 oz/t Au (3.73 gpt)

Pit 4: 0.08 oz/t Au (2.48 gpt)

Pit 5: 0.10 oz/t Au (3.1 gpt), 2.77% Zn

Pit 7: 0.06 oz/t Au (1.86 gpt)

Additionally, a sample collected by Blackburn and Young, 2000, returned 9620 ppm Zn, 460 ppm Cu, and 2.4 g/t Au.

Diamond drilling completed by Champion Bear Resource Ltd. in 1990-91 was successful in confirming gold mineralization at depth in the sulfide breccia zone. Highlights from the drilling include 5.12m @ 1.04 g/t Au in CB-012, and 9.57m @ 0.58 g/t Au in CB-001. Additional drill results are shown in Table 1.

Table 1. 1990-1991 Champion Bear Diamond Drill Hole Results

Proposed Next Steps

Next steps for the Oneman Lake property would include completing a detailed review of drill core and surface occurrences of the sulfide breccia and surrounding host rock with an emphasis on understanding the structure of the ore body. Considering the host amphibolite rock represents an attenuated major fold, there is likely a strong structural control on the distribution of the sulfide breccia. Understanding the geometry of the host rock should allow for better prediction of where wider, higher-grade intercepts of the sulfide breccia will occur. A subsequent drill program based on the results of the structural study could then be completed. Additionally, it would be pertinent to reevaluate the potential of lithium mineralization in the pegmatites that have been documented to occur in the diamond drill holes on the property considering the proximity to Avalon Advanced Materials beryllium-tantalum-lithium bearing Rattler, Wolf and Glitter LCT pegmatites.

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

LAIRD LAKE PROJECT CLAIMS

	Tenure ID	Registered Holder	Anniversary Date
1	122379	BOUNTY GOLD CORP. (412451)	23-May-2026
2	159478	BOUNTY GOLD CORP. (412451)	20-Sep-2026
3	329564	BOUNTY GOLD CORP. (412451)	23-May-2026
4	122380	BOUNTY GOLD CORP. (412451)	23-May-2026
5	290322	BOUNTY GOLD CORP. (412451)	23-May-2026
6	204885	BOUNTY GOLD CORP. (412451)	23-May-2026
7	161503	BOUNTY GOLD CORP. (412451)	23-May-2026
8	290321	BOUNTY GOLD CORP. (412451)	23-May-2026
9	329565	BOUNTY GOLD CORP. (412451)	23-May-2026
10	268865	BOUNTY GOLD CORP. (412451)	20-Sep-2026
11	314812	BOUNTY GOLD CORP. (412451)	20-Sep-2026
12	178338	BOUNTY GOLD CORP. (412451)	20-Sep-2026
13	194234	BOUNTY GOLD CORP. (412451)	20-Sep-2026

	Tenure ID	Registered Holder	Anniversary Date
14	194943	BOUNTY GOLD CORP. (412451)	20-Sep-2026
15	166183	BOUNTY GOLD CORP. (412451)	20-Sep-2026
16	269530	BOUNTY GOLD CORP. (412451)	20-Sep-2026
17	127989	BOUNTY GOLD CORP. (412451)	24-Nov-2026
18	325196	BOUNTY GOLD CORP. (412451)	24-Nov-2026
19	295928	BOUNTY GOLD CORP. (412451)	24-Nov-2026
20	287798	BOUNTY GOLD CORP. (412451)	24-Nov-2026
21	191987	BOUNTY GOLD CORP. (412451)	24-Nov-2026
22	172497	BOUNTY GOLD CORP. (412451)	24-Nov-2026
23	174650	BOUNTY GOLD CORP. (412451)	24-Nov-2026
24	154498	BOUNTY GOLD CORP. (412451)	24-Nov-2026
25	127990	BOUNTY GOLD CORP. (412451)	24-Nov-2026
26	241390	BOUNTY GOLD CORP. (412451)	10-Feb-2026
27	127991	BOUNTY GOLD CORP. (412451)	10-Feb-2026
28	216314	BOUNTY GOLD CORP. (412451)	18-Jun-2026
29	283611	BOUNTY GOLD CORP. (412451)	18-Jun-2026
30	216313	BOUNTY GOLD CORP. (412451)	18-Jun-2026
31	342030	BOUNTY GOLD CORP. (412451)	18-Jun-2026
32	104847	BOUNTY GOLD CORP. (412451)	20-May-2026
33	241389	BOUNTY GOLD CORP. (412451)	20-May-2026
34	308031	BOUNTY GOLD CORP. (412451)	20-May-2026
35	308030	BOUNTY GOLD CORP. (412451)	20-May-2026
36	152950	BOUNTY GOLD CORP. (412451)	09-Jun-2026
37	297184	BOUNTY GOLD CORP. (412451)	10-Feb-2026
38	336961	BOUNTY GOLD CORP. (412451)	10-Feb-2026
39	249485	BOUNTY GOLD CORP. (412451)	10-Feb-2026
40	249486	BOUNTY GOLD CORP. (412451)	10-Feb-2026
41	242153	BOUNTY GOLD CORP. (412451)	10-Feb-2026
42	229998	BOUNTY GOLD CORP. (412451)	10-Feb-2026
43	229999	BOUNTY GOLD CORP. (412451)	10-Feb-2026
44	140763	BOUNTY GOLD CORP. (412451)	10-Feb-2026
45	315404	BOUNTY GOLD CORP. (412451)	10-Feb-2026
46	309387	BOUNTY GOLD CORP. (412451)	10-Feb-2026
47	129285	BOUNTY GOLD CORP. (412451)	10-Feb-2026
48	336962	BOUNTY GOLD CORP. (412451)	10-Feb-2026
49	155199	BOUNTY GOLD CORP. (412451)	29-Apr-2026
50	323191	BOUNTY GOLD CORP. (412451)	29-Apr-2026
51	327512	BOUNTY GOLD CORP. (412451)	20-Sep-2026

	Tenure ID	Registered Holder	Anniversary Date
52	280902	BOUNTY GOLD CORP. (412451)	20-Sep-2026
53	100852	BOUNTY GOLD CORP. (412451)	20-Sep-2026
54	194233	BOUNTY GOLD CORP. (412451)	20-Sep-2026
55	260860	BOUNTY GOLD CORP. (412451)	20-Sep-2026
56	100851	BOUNTY GOLD CORP. (412451)	20-Sep-2026
57	116554	BOUNTY GOLD CORP. (412451)	20-Sep-2026
58	178337	BOUNTY GOLD CORP. (412451)	20-Sep-2026
59	164973	BOUNTY GOLD CORP. (412451)	20-Sep-2026
60	224902	BOUNTY GOLD CORP. (412451)	20-Sep-2026
61	314811	BOUNTY GOLD CORP. (412451)	20-Sep-2026
62	178336	BOUNTY GOLD CORP. (412451)	20-Sep-2026
63	280903	BOUNTY GOLD CORP. (412451)	20-Sep-2026
64	100853	BOUNTY GOLD CORP. (412451)	20-Sep-2026
65	280904	BOUNTY GOLD CORP. (412451)	20-Sep-2026
66	232204	BOUNTY GOLD CORP. (412451)	20-Sep-2026
67	240065	BOUNTY GOLD CORP. (412451)	29-Apr-2026
68	138621	BOUNTY GOLD CORP. (412451)	29-Apr-2026
69	294582	BOUNTY GOLD CORP. (412451)	29-Apr-2026
70	173330	BOUNTY GOLD CORP. (412451)	29-Apr-2026
71	173331	BOUNTY GOLD CORP. (412451)	29-Apr-2026
72	306662	BOUNTY GOLD CORP. (412451)	29-Apr-2026
73	294581	BOUNTY GOLD CORP. (412451)	29-Apr-2026
74	138620	BOUNTY GOLD CORP. (412451)	29-Apr-2026
75	105739	BOUNTY GOLD CORP. (412451)	29-Apr-2026
76	306685	BOUNTY GOLD CORP. (412451)	29-Apr-2026
77	298908	BOUNTY GOLD CORP. (412451)	29-Apr-2026
78	194945	BOUNTY GOLD CORP. (412451)	29-Apr-2026
79	214103	BOUNTY GOLD CORP. (412451)	29-Apr-2026
80	328190	BOUNTY GOLD CORP. (412451)	29-Apr-2026
81	261561	BOUNTY GOLD CORP. (412451)	29-Apr-2026
82	269534	BOUNTY GOLD CORP. (412451)	29-Apr-2026
83	294583	BOUNTY GOLD CORP. (412451)	29-Apr-2026
84	194944	BOUNTY GOLD CORP. (412451)	29-Apr-2026
85	269532	BOUNTY GOLD CORP. (412451)	29-Apr-2026
86	101405	BOUNTY GOLD CORP. (412451)	29-Apr-2026
87	101404	BOUNTY GOLD CORP. (412451)	29-Apr-2026
88	179005	BOUNTY GOLD CORP. (412451)	29-Apr-2026
89	340549	BOUNTY GOLD CORP. (412451)	29-Apr-2026
90	281618	BOUNTY GOLD CORP. (412451)	29-Apr-2026
91	340550	BOUNTY GOLD CORP. (412451)	29-Apr-2026

	Tenure ID	Registered Holder	Anniversary Date
92	160165	BOUNTY GOLD CORP. (412451)	29-Apr-2026
93	269533	BOUNTY GOLD CORP. (412451)	29-Apr-2026
94	214102	BOUNTY GOLD CORP. (412451)	29-Apr-2026
95	179006	BOUNTY GOLD CORP. (412451)	29-Apr-2026
96	225598	BOUNTY GOLD CORP. (412451)	29-Apr-2026
97	167626	BOUNTY GOLD CORP. (412451)	18-Jun-2026
98	342029	BOUNTY GOLD CORP. (412451)	18-Jun-2026
99	290425	BOUNTY GOLD CORP. (412451)	18-Jun-2026
100	180456	BOUNTY GOLD CORP. (412451)	18-Jun-2026
101	216330	BOUNTY GOLD CORP. (412451)	20-May-2026
102	180474	BOUNTY GOLD CORP. (412451)	20-May-2026
103	290435	BOUNTY GOLD CORP. (412451)	20-May-2026
104	116357	BOUNTY GOLD CORP. (412451)	20-May-2026
105	129984	BOUNTY GOLD CORP. (412451)	20-May-2026
106	163936	BOUNTY GOLD CORP. (412451)	20-May-2026
107	243355	BOUNTY GOLD CORP. (412451)	20-May-2026
108	129985	BOUNTY GOLD CORP. (412451)	20-May-2027
109	105878	BOUNTY GOLD CORP. (412451)	20-May-2026
110	279232	BOUNTY GOLD CORP. (412451)	20-May-2026
111	298590	BOUNTY GOLD CORP. (412451)	20-May-2026
112	298589	BOUNTY GOLD CORP. (412451)	20-May-2026
113	196925	BOUNTY GOLD CORP. (412451)	09-Jun-2026
114	152949	BOUNTY GOLD CORP. (412451)	09-Jun-2026
115	170976	BOUNTY GOLD CORP. (412451)	09-May-2026
116	322956	BOUNTY GOLD CORP. (412451)	09-May-2026
117	126374	BOUNTY GOLD CORP. (412451)	09-May-2026
118	274341	BOUNTY GOLD CORP. (412451)	09-May-2026
119	227110	BOUNTY GOLD CORP. (412451)	09-May-2026
120	103008	BOUNTY GOLD CORP. (412451)	09-May-2026
121	206915	BOUNTY GOLD CORP. (412451)	09-May-2026
122	103009	BOUNTY GOLD CORP. (412451)	09-May-2026
123	154336	BOUNTY GOLD CORP. (412451)	09-May-2026
124	219697	BOUNTY GOLD CORP. (412451)	09-May-2026
125	126375	BOUNTY GOLD CORP. (412451)	09-May-2026
126	219698	BOUNTY GOLD CORP. (412451)	09-May-2026
127	182396	BOUNTY GOLD CORP. (412451)	09-May-2026
128	182397	BOUNTY GOLD CORP. (412451)	09-May-2026
129	169603	BOUNTY GOLD CORP. (412451)	09-May-2026
130	102617	BOUNTY GOLD CORP. (412451)	09-May-2026
131	124475	BOUNTY GOLD CORP. (412451)	09-May-2026

	Tenure ID	Registered Holder	Anniversary Date
132	227136	BOUNTY GOLD CORP. (412451)	09-May-2026
133	227135	BOUNTY GOLD CORP. (412451)	09-May-2026
134	173154	BOUNTY GOLD CORP. (412451)	09-May-2026
135	189217	BOUNTY GOLD CORP. (412451)	09-May-2026
136	249650	BOUNTY GOLD CORP. (412451)	09-May-2026
137	129470	BOUNTY GOLD CORP. (412451)	09-May-2026
138	309511	BOUNTY GOLD CORP. (412451)	09-May-2026
139	175549	BOUNTY GOLD CORP. (412451)	09-May-2026
140	296798	BOUNTY GOLD CORP. (412451)	09-May-2026
141	249651	BOUNTY GOLD CORP. (412451)	09-May-2026
142	146956	BOUNTY GOLD CORP. (412451)	09-May-2026
143	211749	BOUNTY GOLD CORP. (412451)	09-May-2026
144	260461	BOUNTY GOLD CORP. (412451)	09-May-2026
145	248458	BOUNTY GOLD CORP. (412451)	09-May-2026
146	192287	BOUNTY GOLD CORP. (412451)	09-May-2026
147	159226	BOUNTY GOLD CORP. (412451)	09-May-2026
148	173721	BOUNTY GOLD CORP. (412451)	09-May-2026
149	159227	BOUNTY GOLD CORP. (412451)	09-May-2026
150	335869	BOUNTY GOLD CORP. (412451)	09-May-2026
151	145123	BOUNTY GOLD CORP. (412451)	09-May-2026
152	248457	BOUNTY GOLD CORP. (412451)	09-May-2026
153	327129	BOUNTY GOLD CORP. (412451)	09-May-2026
154	260460	BOUNTY GOLD CORP. (412451)	09-May-2026
155	173722	BOUNTY GOLD CORP. (412451)	09-May-2026
156	248456	BOUNTY GOLD CORP. (412451)	09-May-2026
157	211748	BOUNTY GOLD CORP. (412451)	09-May-2026
158	327128	BOUNTY GOLD CORP. (412451)	09-May-2026
159	282775	BOUNTY GOLD CORP. (412451)	09-May-2026
160	289586	BOUNTY GOLD CORP. (412451)	09-May-2026
161	122896	BOUNTY GOLD CORP. (412451)	09-May-2026
162	253602	BOUNTY GOLD CORP. (412451)	09-May-2026
163	282774	BOUNTY GOLD CORP. (412451)	09-May-2026
164	199033	BOUNTY GOLD CORP. (412451)	09-May-2026
165	543363	BOUNTY GOLD CORP. (412451)	22-Feb-2026
166	557322	BOUNTY GOLD CORP. (412451)	08-Sep-2026
167	544722	BOUNTY GOLD CORP. (412451)	05-Mar-2026
168	557321	BOUNTY GOLD CORP. (412451)	08-Sep-2026
169	596265	BOUNTY GOLD CORP. (412451)	18-Jun-2026
170	596277	BOUNTY GOLD CORP. (412451)	18-Jun-2026
171	544719	BOUNTY GOLD CORP. (412451)	05-Mar-2026

	Tenure ID	Registered Holder	Anniversary Date
172	543375	BOUNTY GOLD CORP. (412451)	22-Feb-2026
173	543364	BOUNTY GOLD CORP. (412451)	22-Feb-2026
174	544720	BOUNTY GOLD CORP. (412451)	05-Mar-2026
175	543362	BOUNTY GOLD CORP. (412451)	22-Feb-2026
176	543366	BOUNTY GOLD CORP. (412451)	22-Feb-2026
177	544725	BOUNTY GOLD CORP. (412451)	05-Mar-2026
178	557306	BOUNTY GOLD CORP. (412451)	08-Sep-2026
179	596274	BOUNTY GOLD CORP. (412451)	18-Jun-2026
180	543369	BOUNTY GOLD CORP. (412451)	22-Feb-2026
181	596266	BOUNTY GOLD CORP. (412451)	18-Jun-2026
182	543372	BOUNTY GOLD CORP. (412451)	22-Feb-2026
183	543378	BOUNTY GOLD CORP. (412451)	22-Feb-2026
184	596267	BOUNTY GOLD CORP. (412451)	18-Jun-2026
185	596268	BOUNTY GOLD CORP. (412451)	18-Jun-2026
186	543377	BOUNTY GOLD CORP. (412451)	22-Feb-2026
187	557308	BOUNTY GOLD CORP. (412451)	08-Sep-2026
188	596275	BOUNTY GOLD CORP. (412451)	18-Jun-2026
189	543379	BOUNTY GOLD CORP. (412451)	22-Feb-2026
190	557290	BOUNTY GOLD CORP. (412451)	08-Sep-2026
191	557334	BOUNTY GOLD CORP. (412451)	08-Sep-2026
192	596264	BOUNTY GOLD CORP. (412451)	18-Jun-2026
193	596273	BOUNTY GOLD CORP. (412451)	18-Jun-2026
194	543368	BOUNTY GOLD CORP. (412451)	22-Feb-2026
195	544724	BOUNTY GOLD CORP. (412451)	05-Mar-2026
196	543380	BOUNTY GOLD CORP. (412451)	22-Feb-2026
197	596269	BOUNTY GOLD CORP. (412451)	18-Jun-2026
198	596272	BOUNTY GOLD CORP. (412451)	18-Jun-2026
199	543373	BOUNTY GOLD CORP. (412451)	22-Feb-2026
200	596270	BOUNTY GOLD CORP. (412451)	18-Jun-2026
201	543381	BOUNTY GOLD CORP. (412451)	22-Feb-2026
202	557317	BOUNTY GOLD CORP. (412451)	08-Sep-2026
203	596271	BOUNTY GOLD CORP. (412451)	18-Jun-2026
204	543361	BOUNTY GOLD CORP. (412451)	22-Feb-2026
205	543371	BOUNTY GOLD CORP. (412451)	22-Feb-2026
206	543376	BOUNTY GOLD CORP. (412451)	22-Feb-2026
207	557335	BOUNTY GOLD CORP. (412451)	08-Sep-2026
208	543367	BOUNTY GOLD CORP. (412451)	22-Feb-2026
209	544721	BOUNTY GOLD CORP. (412451)	05-Mar-2026
210	557307	BOUNTY GOLD CORP. (412451)	08-Sep-2026
211	557325	BOUNTY GOLD CORP. (412451)	08-Sep-2026

	Tenure ID	Registered Holder	Anniversary Date
212	543370	BOUNTY GOLD CORP. (412451)	22-Feb-2026
213	543382	BOUNTY GOLD CORP. (412451)	22-Feb-2026
214	543365	BOUNTY GOLD CORP. (412451)	22-Feb-2026
215	544726	BOUNTY GOLD CORP. (412451)	05-Mar-2026
216	543374	BOUNTY GOLD CORP. (412451)	22-Feb-2026
217	544723	BOUNTY GOLD CORP. (412451)	05-Mar-2026
218	596276	BOUNTY GOLD CORP. (412451)	18-Jun-2026

ONEMAN LAKE PROJECT CLAIMS

	Tenure ID	Registered Holder	Anniversary Date
1	892532	Nova Athena Gold Corp. (10009047)	06-Jun-2026
2	892533	Nova Athena Gold Corp. (10009047)	06-Jun-2026
3	892536	Nova Athena Gold Corp. (10009047)	06-Jun-2026
4	892546	Nova Athena Gold Corp. (10009047)	06-Jun-2026
5	892534	Nova Athena Gold Corp. (10009047)	06-Jun-2026
6	892535	Nova Athena Gold Corp. (10009047)	06-Jun-2026
7	892527	Nova Athena Gold Corp. (10009047)	06-Jun-2026
8	892528	Nova Athena Gold Corp. (10009047)	06-Jun-2026
9	892537	Nova Athena Gold Corp. (10009047)	06-Jun-2026
10	892543	Nova Athena Gold Corp. (10009047)	06-Jun-2026
11	892538	Nova Athena Gold Corp. (10009047)	06-Jun-2026
12	892526	Nova Athena Gold Corp. (10009047)	06-Jun-2026
13	892548	Nova Athena Gold Corp. (10009047)	06-Jun-2026
14	892523	Nova Athena Gold Corp. (10009047)	06-Jun-2026
15	892549	Nova Athena Gold Corp. (10009047)	06-Jun-2026
16	892525	Nova Athena Gold Corp. (10009047)	06-Jun-2026
17	892541	Nova Athena Gold Corp. (10009047)	06-Jun-2026
18	892524	Nova Athena Gold Corp. (10009047)	06-Jun-2026
19	892542	Nova Athena Gold Corp. (10009047)	06-Jun-2026
20	892529	Nova Athena Gold Corp. (10009047)	06-Jun-2026
21	892550	Nova Athena Gold Corp. (10009047)	06-Jun-2026
22	892530	Nova Athena Gold Corp. (10009047)	06-Jun-2026
23	892540	Nova Athena Gold Corp. (10009047)	06-Jun-2026
24	892544	Nova Athena Gold Corp. (10009047)	06-Jun-2026
25	892539	Nova Athena Gold Corp. (10009047)	06-Jun-2026
26	892531	Nova Athena Gold Corp. (10009047)	06-Jun-2026
27	892545	Nova Athena Gold Corp. (10009047)	06-Jun-2026
28	892547	Nova Athena Gold Corp. (10009047)	06-Jun-2026

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

GOLD PRICES

Our operating results are substantially dependent upon the world market prices of silver. We have no control over gold prices, which can fluctuate widely. The volatility of such prices is illustrated by the following table, which sets forth the high and low London Fix prices of gold (as reported by www.kitco.com) per ounce during the periods indicated:

Year	High	Low
2019	$1,546	$1,270
2020	$2,067	$1,474
2021	$1,943	$1,684
2022	$2,039	$1,628
2023	$2,115	$1,811
2024	$2,755	$1,950

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

Risks Relating to the Continuation

The Company has filed and the SEC has declared effective a Registration Statement on Form S-4 registering shares of Nova Athena Gold Corp, a British Columbia corporation, (“Athena BC”) to be issued to Company shareholders in exchange for their shares of Common Stock of the Company in a transaction that will involve (i) the Company’s continuation from Delaware to British Columbia and (ii) the merger (in Delaware) and amalgamation (in British Columbia) of the Company with and into Athena BC, with Athena BC being the surviving entity. The transaction, if and when consummated, will result in the Company redomesticating by becoming a British Columbia corporation (the “Redomestication”). The Redomestication is subject to several conditions, including being approved by the shareholders of the Company and Athena C. A shareholders meeting is scheduled to be held on March 27, 2025.

The following is a summary of the Risk Factors related to the planned and pending Redomestication>

We will likely still be treated as a U.S. corporation and taxed on our worldwide income after the continuation.

The continuation of our company from the State of Delaware to the Province of British Columbia, Canada is considered a migration of our company from the State of Delaware to the Province of British Columbia, Canada. Section 7874(b) of the Internal Revenue Code of 1986, as amended (the “Code”), was enacted in 2004 to address the potential tax abuse that can occur when a U.S. corporation migrates to a foreign jurisdiction where it is no longer subject to U.S. tax on its worldwide income. Section 7874(b) of the Code provides generally that certain corporations that migrate from the U.S. will nonetheless remain subject to U.S. federal income tax on their worldwide income unless the migrating entity has substantial business activities in the foreign country to which it is migrating when compared to its total business activities. Section 7874(b) of the Code would apply to our migration unless we have substantial business activities in Canada when compared to our total business activities.

If Section 7874(b) of the Code applies to the migration of our company from the State of Delaware to the Province of British Columbia, Canada, our company would continue to be subject to U.S. federal income taxation on its world-wide income, which could have a material adverse effect on its financial condition and results of operations.

If Athena Amalco is treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code, then Athena Amalco believes the Continuation into the Province of British Columbia, Canada would be treated as a reorganization under Section 368(a) of the Code and the following U.S. federal income tax consequences generally would result for U.S. Holders (as defined in the section titled “Certain United States Federal Income Tax Consequences”):

(a)	no gain or loss will be recognized by a U.S. Holder on the exchange of Athena Shares for Athena BC Shares pursuant to the Continuation and merger;

(b)	the tax basis of a U.S. Holder in the Athena Amalco Shares acquired in exchange for Athena Shares pursuant to the Continuation and merger would be equal to such U.S. Holder’s tax basis in Athena Shares exchanged;

(c)	the holding period of a U.S. Holder with respect to the Athena Amalco Shares acquired in exchange for Athena Shares pursuant to the Continuation and merger will include such U.S. Holder’s holding period for Athena Shares; and

(d)	U.S. Holders who exchange Athena Shares for Athena Amalco Shares pursuant to the Continuation and merger generally would be required to report certain information to the IRS on their U.S. federal income tax returns for the tax year in which the Continuation and merger occurs, and to retain certain records related to the Continuation and merger.

We may be classified as a Passive Foreign Investment Company as a result of the continuation.

Sections 1291 to 1298 of the Code contain the Passive Foreign Investment Company (“PFIC”) rules. These rules generally provide for punitive treatment to “U.S. holders” (as defined in the section titled “Certain United States Federal Income Tax Consequences”) of PFICs. A foreign corporation is classified as a PFIC if 75% or more of its gross income is passive income or 50% or more of the average quarterly value of its assets (as determined on the basis of fair market value) produce passive income or are held for the production of passive income. In determining whether we are a PFIC, we are permitted to take into account the assets and income of our wholly owned subsidiaries because we own 100% of their stock. These rules would not apply if the Section 7874(b) rules, as noted above, deem Athena BC to be considered as a U.S. corporation for U.S. federal income tax purposes.

Based on the foregoing, it is not possible to determine whether we will be characterized as a PFIC for the current taxable year or any subsequent year until after the close of the relevant year. We must make a separate determination each year as to whether we are a PFIC (under either the asset test or the passive income test), and there can be no assurance with respect to our status as a PFIC for the current or any future taxable year. We or a related entity express no opinion as to the company’s or a related entity’s status as a PFIC for the current or any future or prior year if Section 7874 is not applicable. If we are a PFIC in any taxable year, a U.S. holder may incur significantly increased U.S. income tax on gain recognized on the sale or other disposition of the common shares and on the receipt of distributions on the common shares to the extent such gain or distribution is treated as an “excess distribution” under the U.S. federal income tax rules. A U.S. holder may also be subject to burdensome reporting requirements. Further, if we are a PFIC for any year during which a U.S. holder holds our common shares, we generally will continue to be treated as a PFIC with respect to that U.S. Holder for all succeeding years during which such U.S. holder holds our common shares.

If we complete the continuation and merger, we will no longer be required to file quarterly financial statements that have been reviewed by our independent auditors on Forms 10-Q, as required by the Securities Exchange Act of 1934.

If we change our corporate jurisdiction to the Province of British Columbia, Canada, we will still have to comply with reporting requirements under United States securities laws. However, these requirements could be reduced because we will no longer be incorporated in a state of the United States.

We currently prepare our financial statements in accordance with United States generally accepted accounting principles (“US GAAP”). We file our audited annual financial statements with the Securities and Exchange Commission with our annual reports on Form 10-K and we file our unaudited interim financial statements with the Securities and Exchange Commission with our quarterly reports on Form 10-Q. Upon completion of the continuation, we anticipate that we will meet the definition of a “foreign private issuer” under the Securities Exchange Act of 1934, as amended. As a foreign private issuer, we anticipate that we will be eligible to file our annual reports each year with the Securities and Exchange Commission on Form 20-F. As a foreign private issuer filing annual reports on Form 20F, we would not be required to file quarterly reports on Forms 10-Q. Instead, we would file with the Securities and Exchange Commission on a quarterly basis interim financial statements that are not required to be reviewed by our auditors, together with management’s discussion and analysis in the form required under Canadian securities legislation. We anticipate that we will begin to prepare our financial statements in accordance with IFRS subsequent to the change of our corporate jurisdiction.

If we complete the continuation, insiders of our company will no longer be required to file insider reports under Section 16(a) of the Securities Exchange Act of 1934 and they will no longer be subject to the “short swing profit rule” of Section 16(b) of the Securities Exchange Act of 1934.

As a foreign private issuer, our directors, officers and stockholders owning more than 10% of our outstanding common stock will be subject to the insider filing requirements imposed by Canadian securities laws but they will be exempt from the insider requirements imposed by Section 16 of the Securities Exchange Act of 1934. The Canadian securities laws do not impose on insiders any equivalent of the “short swing profit rule” imposed by Section 16 and, after completion of the continuation, our insiders will not be subject to liability for profits realized from any “short swing” trading transactions, or a purchase and sale, or a sale and purchase, of our equity securities within less than six months. As a result, our stockholders may not enjoy the same degree of protection against insider trading as they would under Section 16 of the Securities Exchange Act of 1934.

If we complete the continuation, our company will no longer be required to comply with Regulation FD.

Regulation FD, which was promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934 to prevent certain selective disclosure by reporting companies, does not apply to non-United States companies and will not apply to us upon completion of the continuation. As a result, our stockholders may not enjoy the same degree of protection against selective disclosure as they would under Section 16 of the Securities Exchange Act of 1934.

Your rights as a stockholder of our company will change as a result of the continuation.

Because of the differences between Delaware law and British Columbia law, your rights as a stockholder will change if the continuation is completed. For a detailed discussion of these differences, see “Material Differences of the Rights of Our Stockholders After the Change of Our Corporate Jurisdiction.” beginning at page 45 of this proxy statement/prospectus.

The market for shares of our company as a British Columbia corporation may differ from the market for shares of our company as a Delaware corporation.

Although we anticipate that our common shares will requalify to be quoted on the OTC Markets Group Inc.’s OTCQB and be listed on the Canadian Securities Exchange following the completion of the continuation, the market prices, trading volume and volatility of the shares of our company as a British Columbia corporation could be different from those of the shares of our company as a Delaware corporation. We cannot predict what effect, if any, the continuation will have on the market price prevailing from time to time or the liquidity of our common shares.

The exercise of dissent and appraisal rights by our shareholders may adversely impact Athena BC.

Pursuant to the Dissenters Rights Provisions of Delaware corporate law, if the merger and continuation is completed, former stockholders who did not vote in favor of the continuation may elect to have the company purchase their shares for a cash price that is equal to the “fair value” of such shares, as determined in a judicial proceeding. The fair value means the value of such shares immediately before the effectuation of the continuation excluding any appreciation or depreciation in anticipation of the continuation, unless exclusion of any appreciation or depreciation would be inequitable. If sufficient shareholders elect to have us purchase their shares, the liability resulting from the fair value of those shares will adversely impact the financial condition of the company, cause significant volatility in the price of the our company’s common shares, or materially impair the ability of our company to execute its plan of operation.

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

Our principal shareholders and control persons are also principal shareholders and control persons of Athena, Magellan Gold, Silver Saddle and Libra Lithium, which could result in conflicts with the interests of minority stockholders.

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

David Goodman is the Chairman of Libra Lithium Corp. Mr. Kushner is CEO and director of Libra Lithium Corp, a director of La Imperial Resources and a director of Honey Badger Silver.

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

We have no proven or probable reserves and our properties are in the exploration stage

We are considered an exploration stage company under SEC criteria since we have not demonstrated the existence of proven or probable mineral reserves or mineral resources at any of our properties.

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

If our exploration efforts at our prospects are successful, of which there can be no assurance, our current estimates indicate that we may be required to raise substantial external financing to develop and construct the mines. Sources of external financing could include bank borrowings and debt and equity offerings, but financing has become significantly more difficult to obtain in the current market environment. The failure to obtain financing would have a material adverse effect on our growth strategy and our results of operations and financial condition. We currently have no specific plan to obtain the necessary funding and there exist no agreements, commitments or arrangements to provide us with the financing that we may need. There can be no assurance that we will commence production at any of our Properties or generate sufficient revenues to meet our obligations as they become due or obtain necessary financing on acceptable terms, if at all, and we may not be able to secure the financing necessary to begin or sustain production at the Properties. Our failure to raise needed funding could also result in our inability to meet our future royalty and work commitments under our mineral leases, which could result in a forfeiture of our mineral interest altogether and a default under other financial commitments. In addition, should we incur significant losses in future periods, we may be unable to continue as a going concern, and we may not be able to realize our assets and settle our liabilities in the normal course of business at amounts reflected in our financial statements included or incorporated herein by reference.

We may not be able to obtain permits required for development of the Properties.

In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. We will be required to obtain numerous permits for our Properties. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings. Our efforts to develop the Properties may also be opposed by environmental groups. In addition, mining projects require the evaluation of environmental impacts for air, water, vegetation, wildlife, cultural, historical, geological, geotechnical, geochemical, soil and socioeconomic conditions. An Environmental Impact Statement would be required before we could commence mine development or mining activities. Baseline environmental conditions are the basis on which direct and indirect impacts of the Properties are evaluated and based on which potential mitigation measures would be proposed. If the Properties were found to significantly adversely impact the baseline conditions, we could incur significant additional costs to avoid or mitigate the adverse impact, and delays in the development of Properties could result.

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

We have the authority to issue up to 250,000,000 shares of common stock and 5,000,000 shares of preferred stock and to issue options and warrants to purchase shares of our Common Stock, without shareholder approval. Future share issuances are likely due to our need to raise additional working capital in the future. Those future issuances will likely result in dilution to our shareholders. In addition, we could issue large blocks of our Common Stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval, which would not only result in further dilution to investors in this offering but could also depress the market value of our Common Stock.

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

The existence of outstanding options and warrants may impair our ability to raise capital.

At December 31, 2024, there were 41,740,303 shares of common stock issuable upon the exercise of outstanding options and warrants at an average exercise price of CDN$0.11. During the life of the notes, options and warrants, the holders are given an opportunity to profit from a rise in the market price of our Common Stock with a resulting dilution in the interest of the other shareholders. Our ability to obtain additional financing during the period the notes, options, warrants are outstanding may be adversely affected and the existence of the notes, options and warrants may have an effect on the price of our Common Stock. The holders of the warrants may be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the warrants.

There are trading risks for low priced stocks.

Our Common Stock is currently traded on the OTCQB electronic quotation system maintained by the OTC Markets Group, Inc. and the Canadian Stock Exchange. As a consequence, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our securities.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure, relating to the market for penny stocks, in connection with trades in any stock defined as a penny stock. The Commission recently adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three (3) years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three (3) years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three (3) years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

If our securities are not quoted on NASDAQ, or we do not have $2,000,000 in net tangible assets, trading in our securities will be covered by Rules 15-g-1 through 15-g-6 promulgated under the Exchange Act for non-NASDAQ and nonexchange listed securities. Under such rules, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to this transaction. Securities are exempt from these rules if the market price of the Common Stock is at least $5.00 per share.

The market price of our securities could be adversely affected by sales of registered and restricted securities.

Actual sales or the prospect of future sales of shares of our Common Stock under Rule 144 may have a depressive effect upon the price of, and market for, our Common Stock. As of December 31, 2024, 194,803,633 shares of our Common Stock were issued and outstanding 153,543,896 of these shares are "restricted securities " and under some circumstances may, in the future, be under a registration under the Securities Act or in compliance with Rule 144 adopted under the Securities Act. In general, under Rule 144, a person who is not and has not been an affiliate for at least 90 days and has beneficially owned restricted shares of common stock for at least six months is entitled to sell the shares provided the Company is current in filing its reports with the SEC or has otherwise made available current public information as defined in the Rule; and after such person has held the shares for at least 12 months, is entitled to sell the shares without restriction. Persons who are affiliates of the Company or have been affiliates of the Company within the past 90 days may sell restricted securities, subject to satisfying other conditions, provided they have owned the shares for at least six months and provided further that within any three-month period, the number of shares may not exceed:

•	The greater of one percent of the total number of outstanding shares of the same class; or

•	If our Common Stock is quoted on Nasdaq or a stock exchange, the average weekly trading volume during the four calendar weeks immediately preceding the sale.

We cannot predict what effect, if any, that sales of shares of common stock, or the availability of these shares for sale, will have on the market prices prevailing from time-to-time. Nevertheless, the possibility that substantial amounts of common stock may be sold in the public market may adversely affect prevailing prices for our Common Stock and could impair our ability to raise capital in the future through the sale of equity securities.

Our ability to issue additional securities without shareholder approval could have substantial dilutive and other adverse effects on existing stockholders and investors in this offering.

We have the authority to issue additional shares of common stock and to issue options and warrants to purchase shares of our Common Stock without shareholder approval. Future issuance of common stock could be at values substantially below the exercise price of the warrants, and therefore could represent further substantial dilution to you as an investor in this offering. In addition, we could issue large blocks of voting stock to fend off unwanted tender offers or hostile takeovers without further shareholder approval. As of December 31, 2024, we had issued options for 5,230,000 shares and with vested exercisable options to purchase up to 5,230,000 shares of common stock at a weighted average exercise price of $0.07 per share are currently vested, outstanding warrants exercisable to purchase up to 36,510,303 shares of its common stock at a weighted average exercise price of CAD $0.11 per share. Exercise of these warrants and options could have a further dilutive effect on existing stockholders and you as an investor.

The Company’s results of operations could be affected by natural events in the locations in which it operates.

The Company has operations in locations subject to natural occurrences such as severe weather and other geological events, including hurricanes, earthquakes, or flood that could disrupt operations. Any serious disruption at any of the Company’s sites due to a natural disaster could have a material adverse effect on the Company’s revenues and increase its costs and expenses. If there is a natural disaster or other serious disruption at any of the Company’s sites, it could impair its ability to adequately supply its customers, cause a significant disruption to its operations, cause the Company to incur significant costs to relocate or re-establish these functions and negatively impact its operating results. While the Company intends to seek insurance against certain business interruption risks, such insurance may not adequately compensate the Company for any losses incurred as a result of natural or other disasters. In addition, any natural disaster that results in a prolonged disruption to the operations of the Company’s customers may adversely affect its business, results of operations or financial condition.

The Company is subject to various laws relating to trade, export controls, and foreign corrupt practices, the violation of which could adversely affect its operations, reputation, business, prospects, operating results and financial condition.

We are subject to risks associated with doing business outside of the United States, including exposure to complex foreign and U.S. regulations such as the Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws which generally prohibit U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions and other penalties. It may be difficult to oversee the conduct of any contractors, third-party partners, representatives or agents who are not our employees, potentially exposing us to greater risk from their actions. If our employees or agents fail to comply with applicable laws or company policies governing our international operations, we may face legal proceedings and actions which could result in civil penalties, administration actions and criminal sanctions. Any determination that we have violated any anti-corruption laws could have a material adverse impact on our business. Changes in trade sanctions laws may restrict the Company’s business practices, including cessation of business activities in sanctioned countries or with sanctioned entities.

Violations of these laws and regulations could result in significant fines, criminal sanctions against the Company, its officers or its employees, requirements to obtain export licenses, disgorgement of profits, cessation of business activities in sanctioned countries, prohibitions on the conduct of its business and its inability to market and sell the Company’s products or services in one or more countries. Additionally, any such violations could materially damage the Company’s reputation, brand, international expansion efforts, ability to attract and retain employees and the Company’s business, prospects, operating results and financial condition.

We are subject to political, economic, and other risks and uncertainties in the foreign countries in which we operate.

Any international operations performed may expose us to greater risks than those associated with more developed markets. Due to our foreign operations, we are subject to the following issues and uncertainties that can adversely affect our operations in Bulgaria or other countries in which we may operate properties in the future:

•	the risk of, and disruptions due to, expropriation, nationalization, war, revolution, election outcomes, economic instability, political instability, or border disputes;

•	the uncertainty of local contractual terms, renegotiation or modification of existing contracts and enforcement of contractual terms in disputes before local courts;

•	the risk of import, export and transportation regulations and tariffs, including boycotts and embargoes;

•	the risk of not being able to procure residency and work permits for our expatriate personnel;

•	the requirements or regulations imposed by local governments upon local suppliers or subcontractors, or being imposed in an unexpected and rapid manner;

•	taxation and revenue policies, including royalty and tax increases, retroactive tax claims and the imposition of unexpected taxes or other payments on revenues;

•	exchange controls, currency fluctuations and other uncertainties arising out of foreign government sovereignty over foreign operations;

•	laws and policies of the United States and of the other countries in which we may operate affecting foreign trade, taxation and investment, including anti- bribery and anti-corruption laws;

•	the possibility of being subjected to the exclusive jurisdiction of foreign courts in connection with legal disputes and the possible inability to subject foreign persons to the jurisdiction of courts in the United States; and

•	the possibility of restrictions on repatriation of earnings or capital from foreign countries.

There can be no assurance that changes in conditions or regulations in the future will not affect our profitability or ability to operate in such markets.

If we lose the services of our management and key consultants, then our plan of operations may be delayed.

Our success depends to a significant extent upon the continued service of our executive management, directors and consultants. Losing the services of one or more key individuals could have a material adverse effect on the Company’s prospective business until replacements are found.

Without additional financing to develop our business plan, our business may fail.

Because we have generated no revenue from our business and cannot anticipate when we will be able to generate meaningful revenue from our business, we will need to raise additional funds to conduct and grow our business. We do not currently have sufficient financial resources to completely fund the development of our business plan. We anticipate that we will need to raise further financing. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing security-holders.

Conflicts of interest between our company and our directors and officers may result in a loss of business opportunity.

Our directors and officers are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our future operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	The corporation could financially undertake the opportunity;

•	The opportunity is within the corporation’s line of business; and

•	It would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent. Despite our intentions, conflicts of interest may nevertheless arise which may deprive our company of a business opportunity, which may impede the successful development of our business and negatively impact the value of an investment in our company.

Because some of our officers and directors are located outside of the United States, you may have no effective recourse against them for misconduct and you may not be able to enforce judgment and civil liabilities against them.

Some of our directors and officers are nationals and/or residents of countries other than the United States and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Trading on the OTCQB and CSE may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB electronic quotation service operated by OTC Markets Group Inc. Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the NYSE. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because we do not intend to pay any dividends on our shares, investors seeking dividend income or liquidity should not purchase our shares.

We have not declared or paid any dividends on our shares since inception, and do not anticipate paying any such dividends for the foreseeable future. We presently do not anticipate that we will pay dividends on any of our common stock in the foreseeable future. If payment of dividends does occur at some point in the future, it would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any common stock dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings to implement our business plan; accordingly, we do not anticipate the declaration of any dividends for common stock in the foreseeable future.

Investors seeking dividend income or liquidity should not invest in our shares.

ITEM 1B – UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C – CYBERSECURITY.

One of the functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and management is responsible for the day-to-day management of any material risks that may arise. The Board receives updates as needed from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition

As of December 31, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

On December 31, 2024, there were 194,803,633 Common Shares issued and outstanding, and the Company had approximately 95 shareholders of record. On December 31, 2024, the closing price of the shares of common stock as reported by the CSE was CAD$0.05 and on OTCQB was $0.04.

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

Equity Incentive Plan

The Corporation adopted its 2020 Equity Incentive Plan which became effective in January 2021 (the "Equity Incentive Plan"), which became effective in January 2021 for its officers, directors and other employees, plus outside consultants and advisors. Under the Equity Incentive Plan, the Corporation's employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or shares of stock. As required by Section 422 of the Internal Revenue Code of 1986, as amended, the aggregate fair market value of the Common Shares underlying incentive stock options granted to an employee exercisable for the first time in any calendar year may not exceed $100,000. The foregoing limitation does not apply to non-qualified options. The exercise price of an incentive option may not be less than 100% of the fair market value of the Common Shares on the date of grant. The same limitation does not apply to non- qualified options. An option is not transferable, except by will or the laws of descent and distribution. If the employment of an optionee terminates for any reason, (other than for cause, or by reason of death, disability or retirement), the optionee may exercise his options within a 90-day period following such termination to the extent he was entitled to exercise such options at the date of termination. A maximum of 10,000,000 Common Shares are subject to the Equity Incentive Plan. The purpose of the Equity Incentive Plan is to provide employees, including our officers, directors, and non-employee consultants and advisors with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.

Pursuant to Section 6.5 - Security Based Compensation Arrangements of the policies of the Canadian Securities Exchange a company may not grant stock options with an exercise price lower than the greater of CDN $0.05, and the closing market prices of the underlying securities on (a) the trading day prior to the date of grant of the stock options; and (b) the date of grant of the stock options. If the grant of stock options provides for the issuance of greater than 5% of the issued and outstanding Common Shares at the time of adoption as applying to an individual, or 10% in total in the next 12 months, evidence of shareholder approval of grant of stock options and confirmation that it was adopted by the majority of Shareholders other than those excluded by law, Exchange requirements, or the Corporation’s constating documents. The terms of a stock option or award may not be amended once issued. If a stock option is cancelled prior to its expiry date, the Corporation shall not grant new stock options to the same Optionee until 30 days have elapsed from the date of cancellation.

The Equity Incentive Plan may be administered by the Board or in the Board's sole discretion, if the Corporation has a Compensation Committee, by the Compensation Committee of the Board or such other committee as may be specified by the Board to perform the functions and duties of the Committee under the Equity Incentive Plan. Subject to the provisions of the Equity Incentive Plan, the relevant committee and the Board shall determine, from those eligible to be participants in the Equity Incentive Plan, the persons to be granted stock options, stock appreciation rights and restricted stock, the amount of stock or rights to be optioned or granted to each such person, and the terms and conditions of any stock option, stock appreciation rights and restricted stock.

Securities Authorized for Issuance Under Equity Incentive Plan

Under the terms of the Equity Incentive Plan an aggregate of 10,000,000 Common Shares may be reserved for issuance. As of the Record Date, of the 10,000,000 Common Shares subject to the Equity Incentive Plan, an aggregate of 5,230,000 are issued and outstanding and 4,770,000 remain unallocated and available for grant. The following table sets out information about the options of Common Shares issued and outstanding pursuant to the Equity Incentive Plan as of the date hereof:

Name of Optionee	Designation of Securities Under Option	Number of Common Shares Under Option	Exercise Price Per Common Share	Expiry Date
John C. Power	Common Shares	500,000	$0.06	October 12, 2032
President, Chief Executive Officer, Corporate Secretary and Director
Brian Power	Common Shares	500,000	$0.09	March 22, 2026
Director	Common Shares	500,000	$0.06	October 12, 2032
John E. Hiner	Common Shares	500,000	$0.09	March 22, 2026
Director	Common Shares	500,000	$0.06	October 12, 2032
Tyler Minnick	Common Shares	250,000	$0.06	October 12, 2032
Chief Financial Officer
Markus Janser	Common Shares	500,000	$0.09	March 22, 2026
Former Director	Common Shares	500,000	$0.06	October 12, 2032
Consultants (3)	Common Shares	500,000	$0.09	March 22, 2026
	Common Shares	250,000	$0.0675	January 16, 2028
	Common Shares	730,000	$0.06	August 24, 2032
		5,230,000

Deferred Compensation and Equity Award Plan

Effective March 10, 2021, the Corporation adopted a deferred compensation and equity award plan (the "Deferred Compensation Plan"). The purpose of the Deferred Compensation Plan is to enable officers, directors and key employees ("Eligible Persons") to defer receipt of compensation for their services on behalf of the Corporation and to enable the Corporation to provide part or all of the compensation for the service of Eligible Persons by agreeing to issue to such Eligible Persons Common Shares.

The Deferred Compensation Plan was established pursuant to the Equity Incentive Plan, and all rights to acquire Common Shares and Common Shares issued pursuant to the Deferred Compensation Plan constitute awards granted and Common Shares issued under the Deferred Compensation Plan, see "Equity Incentive Plan" above. The Deferred Compensation Plan will be administered by the Board unless and until the Board delegates administration to a committee. The Board may, at any time and for any reason in its sole discretion, rescind all or any portion of such delegation. Restricted stock units awarded pursuant to the Deferred Compensation Plan shall vest in the manner determined by the Board with respect to such award. Restricted stock units have no voting rights, and no amount due or payable under the Deferred Compensation Plan or any interest in the Deferred Compensation Plan, shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment, garnishment, lien, levy or like encumbrance.

The Corporation issued 300,000 restricted stock units at a price of $0.09 per Common Share to a consultant. However, the Common Shares shall not be issued until such time as the individual either provides a written request or his termination date, whichever is sooner. The Common Shares shall have no voting rights until issued.

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

Results of Operations:

Results of Operations for the Years Ended December 31, 2024 and 2023

A summary of our results from operations is as follows:

	Twelve Months Ended
	12/31/24	12/31/23

Operating expenses
Exploration, evaluation and project expenses	$186,764	$351,132
General and administrative expenses	425,353	432,460
Total operating expenses	612,117	783,592

Net operating loss	(612,117)	(783,592)

Interest income	0	2,598
Interest expense	(3,419)	0
Realized loss on investment	(12,452)	0
Unrealized gain (loss) on investment	(36,384)	0
Revaluation of warrant liability	27,854	1,393,742
Net income (loss)	$(636,518)	$612,748

Operating expenses:

For the twelve months ending December 31, 2024, the Company decreased general and administrative expenses by approximately $7,000. The decrease was due to the following year over year variances:

Twelve months ending	12/31/2024	12/31/2023	Variance
Legal and other professional fees	$292,000	$316,000	$(24,000)
Share based compensation	25,000	27,000	(2,000)
Stock exchange fees and related expenses	55,000	57,000	(2,000)
Other general expenses	53,000	32,000	21,000
Total	$425,000	$432,000	$(7,000)

•	The decrease in legal and professional fees is due to a reduction in the marketing fees from 2023 to 2024.
•	The increase in other general expenses is due to an increase in travel expenses in 2024 when compared to 2023 for various investor meeting and other administrative expenses.

For the year ended December 31, 2024, there was a variance of approximately $164,000 for the same period in 2023 in exploration and evaluation expenses. During 2023, the Company engaged in activities on our exploration programs, including drilling, mapping, permitting, consulting and assay testing which has resulted in additional exploration costs compared to 2024.

Other income and expense:

The revaluation of warrant liability for the twelve months ending December 31, 2024 and 2023, is based on the following warrants that were issued as part of the private placements as detailed in Note 3 to the financial statements.

Warrant date	12/31/2024	12/31/2023
January 2024	$18,838	$0
October 2024	196,305	0
December 2024	105,759	0
December 2024	42,901	0
April 2023	171,161	81,104
October 2022	0	1,278
September 2022	0	6,978
August 2022	0	11,683
April 2022	49,116	21,707
September 2021	0	3,002
May 2021	0	6,210
Total	$584,080	$131,962
Warrant initial valuation	421,356	525,884
Revaluation of warrant liability	(30,762)
Revaluation of option liability (1)	58,616
Gain on revaluation of liabilities	$27,854

(1)	During the third quarter ending September 30, 2024, the Company granted 3,333,333 options to purchase shares held by Athena in Carlton Precious Inc (fka Nubian Resources Ltd) at an exercise price of CAD$0.06, the options expired on January 31, 2025. The options had an initial valuation of $71,049. Outstanding warrants were revalued as of December 31, 2024, with various inputs using a Black Scholes model and had a valuation of $12,433, resulting in an adjustment of $58,616 for the year ended December 31, 2024.

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

In January 2024 the Company completed a private placement in which we sold 5,000,000 units. We realized net proceeds of $148,341.

In the fourth quarter of 2024 the Company completed a private placement consisting of three tranches:

•	October 25, 2024 in which we sold 12,000,000 units and realized net proceeds of CAD$600,000.
•	December 3, 2024 in which we sold 6,460,000 units and realized net proceeds of CAD$323,000.
•	December 23, 2024 in which we sold 2,620,000 units and realized net proceeds of CAD$131,000.

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

Liquidity

As of December 31, 2024, we had approximately $240,000 of cash and a negative working capital of approximately $340,000. This compares to cash on hand of approximately $3,000 and negative working capital of approximately $243,000 at December 31, 2023.

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

As of December 31, 2024, the capital structure of the Company consists of 194,803,633 shares of common stock, par value $0.0001. The Company manages the capital structure and adjusts it in response to changes in economic conditions, its expected funding requirements, and risk characteristics of the underlying assets. The Company’s funding requirements are based on cash forecasts. In order to maintain or adjust the capital structure, the Company may issue new debt, new shares and/or consider strategic alliances. Management reviews its capital management approach on a regular basis. The Company is not subject to any externally imposed capital requirements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of December 31, 2024. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current executive officers and directors are:

Name	Age	Position

David Goodman(2)	61	Chairman

Koby Kushner(2)	32	CEO, President and Director

John C. Power(1)	62	Secretary and Director

Brian Power(1)	59	Director

John Hiner	77	Director

Tyler Minnick	55	CFO

(1)	John C. Power and Brian Power are brothers.
(2)	David Goodman is the Father-In-Law of Koby Kushner

David Goodman, LLB, CFA, is Chairman of the Company. He is also the Chairman of Libra Lithium Corp.. Mr. Goodman left an early career as a litigator in 1994 to become a Partner, Vice President and Portfolio Manager at the investment management firm behind Dynamic Funds. He became President and Chief Executive Officer of Dynamic Funds in 2001 and of DundeeWealth, Dynamic's public company parent, in 2007. Under Mr. Goodman's leadership, the firm became one of Canada's best performing and fastest growing investment managers, was recognized as Fund Company of the Year seven times at the Canadian Investment Awards while growing assets under management from $5 billion to approximately $50 billion, until its ultimate sale in 2011 to a Canadian bank. In the past Mr. Goodman was a member of the boards of DundeeWealth, Repadre Capital Corporation, Dundee Corporation, SickKids Foundation and a trustee of the Dundee REIT. Mr. Goodman was previously the head of Global Asset Management for a major Canadian bank and CEO of Dundee Corporation. In addition to his business interests, Mr. Goodman is the founder and CEO of Humour Me, an annual event whereby high-profile executives compete in stand-up comedy and has raised over $20 million to date for worthy causes.

Koby Kushner, P.Eng., CFA, is CEO, President and Director of the Company. He is also the Chief Executive Officer and a director of Libra Lithium Corp. and Honey Badger Silver, Inc. He has spent most of his career as a mining engineer and more recently, an equity research analyst. Prior to entering finance, Mr. Kushner worked at several mines in Ontario and Manitoba, including Hemlo (Barrick Gold), Detour, Rice Lake, and others. During this time, Mr. Kushner has seen projects advance through all stages of development, including exploration, production, and closure. He then moved into equity research at Red Cloud Securities, a mining-only investment bank, where he wrote on over 100 companies across various stages of development and a wide range of commodities, with a particular focus on precious and energy metals. He holds a BSc in Mining Engineering from Queen's University, is a licensed Professional Engineer in the province of Ontario and is a CFA charterholder.

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

Mr. Hiner is a and SME registered member (2012) and he has an exploration history of over 45 years with several major mining companies exploring for geothermal energy, precious metals and industrial minerals. He has served as a director and/or officer of mineral exploration and mining development companies and works as an independent consulting geologist for mining companies. Previously, Mr. Hiner was an officer of Geocom Resources Inc. (from 2003 to 2013) and a director of Red Pine Petroleum Ltd. (from 2003 to 2013), Straightup Resources Inc. (from 2017 to 2021) and Gold Basin Resources Corporation (from 2017-2021). Mr. Hiner is currently a director of Golden Lake Exploration Inc. (since 2018) and director of Avventura Resources (BC) Inc.

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

David Goodman and Koby Kushner were elected to the Board of Directors at the March 2025 shareholder meeting. Mr. Kushner was appointed President and CEO on March 27, 2025. David Goodman is the Father-in-Law of Koby Kushner.

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

David Goodman and Koby Kushner were elected to the Board of Directors at the March 2025 shareholder meeting. Mr. Kushnerwas appointed President and CEO on March 27, 2025. David Goodman is the Father-in-Law of Koby Kushner. David Goodman may not be “independent” under NASDAQ rules.

Board Meetings

During the year ended December 31, 2024, Our Board held various meetings and took numerous actions by unanimous written consent.

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

Compliance with Section 16(a), Beneficial Ownership

Under the Securities Laws of the United States, our directors, executive (and certain other) officers, and any persons holding more than ten percent (10%) of our common stock during any part of our most recent fiscal year are required to report their ownership of common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates. During the year ended December 31, 2024, all these filing requirements were satisfied by our officers, directors, and ten-percent holders. In making these statements, we have relied on the written representation of our directors and officers or copies of the reports that they have filed with the Commission.

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

ITEM 11 – EXECUTIVE COMPENSATION

Director Compensation

The following table shows compensation paid to our directors (excluding compensation included under our summary compensation table above) for service as directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	All Other Compensation ($)	Total ($)
Brian Power	0	10,000	0	0	10,000
John C. Power	0	0	0	0	0
John E. Hiner	0	10,000	0	0	10,000

(1)	Represents the aggregate grant date fair value computed in accordance with FASB 123.

Executive Compensation

The table below sets forth, for the last two fiscal years, the compensation earned by our named executive officers consisting of our chief executive officer and chief financial officer. No other executive officer had annual compensation in excess of $100,000 during the last two fiscal years.

Summary Compensation Table

Name and Principal Occupation	Year	Salary		Bonus	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation		Total
John C. Power	2024	$30,000	(2)	$0	$0	$0	$0	$0	$0		$30,000
President and Chief Executive Officer	2023	$30,000	(2)	$0	$0	$0	$0	$0	$7,500	(3)	$37,500
Tyler Minnick	2024	$0		$0	$4,000	$0	$0	$0	$36,810	(4)	$40,810
Chief Financial Officer	2023	$0		$0	$0	$0	$0	$0	$28,033	(4)	$28,033

(1)	Represents the aggregate grant date fair value computed in accordance with FASB 123.
(2)	Mr. Power receives a monthly fee of $2,500 for consulting services.
(3)	Mr. Power received a $7,500 director fee in 2023.
(4)	Pursuant to a consulting agreement dated May 6, 2021, Tyler Minnick is paid an hourly fee of $90 in connection with his services as Chief Financial Officer.

Employment Agreements

John C Power

Effective March 1, 2021 the Corporation entered into a consulting agreement with John C. Power, the Corporation’s President and Chief Executive Officer, wherein Mr. Power agreed to provide services as an independent contractor, to act as an agent of the Corporation in connection with the Corporation’s daily operations, in return for compensation consisting of a monthly fee of $2,500. The agreement terminated on December 31, 2022. On January 1, 2023, the Corporation entered into a new consulting agreement wherein the Corporation retained the services of Mr. Power under the same terms and conditions. The agreement will automatically renew for successive one year periods thereafter unless either party provides written notice of their intention to terminate at least three months prior to expiration of the term of the agreement. Mr. Power’s consulting agreement expired on March 31, 2025 by mutual consent.

Tyler Minnick

Pursuant to a consulting agreement dated May 6, 2021 with Tyler J. Minnick, CPA LLC, the Corporation retained the services of Mr. Minnick to act as the Corporation’s Chief Financial Officer. Mr. Minnick is paid an hourly fee of $90 and provides his services on a part time basis.

The Corporation does not have any written employment agreements other than the above-referenced consulting agreements with any of its directors or executive officers; nor does it have or maintain key man life insurance on Mr. Power.

Koby Kushner

Koby Kushner was elected to our Board of Directors at the March 2025 shareholder meeting. Effective March 27, 2025, Mr. Kushner was appointed President & CEO and is expected sign an employment or consulting contract for his services.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the stock options granted to our named executive officers during the year, as of December 31, 2024.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable(1)	Option Exercise Price ($)	Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)
John C. Power	500,000	0	$0.06	10/12/32	0
Brian Power	500,000	0	$0.09	3/22/26	0
Brian Power	500,000	0	$0.06	10/12/32	0
John Hiner	500,000	0	$0.09	3/22/26	0
John Hiner	500,000	0	$0.06	10/12/32	0
Markus Janser	500,000	0	$0.09	3/22/26	0
Markus Janser	500,000	0	$0.06	10/12/32	0
Tyler Minnick	250,000	0	$0.06	10/12/32	0

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

The following table shows the number of shares owned as of December 31, 2024, and the percentage of outstanding common stock owned as of that date. Each person has sole voting and investment power with respect to the shares shown, except as noted.

Executive Officers and Directors Name and Address	Shares Beneficially Owned	Percentage of Shares Beneficially Owned
John C. Power(1) Unit 4, 519 East Mendenhall Bozeman, Montana USA 59715 President, Chief Executive Officer, Corporate Secretary and Director	15,500,239	8.0%
Brian Power(2) 2010-A Harbison Dr., PMB #312 Vacaville, California USA 95687 Director	2,457,142	1.3%
John E. Hiner(3) 9443 Axlund Road Lynden, Washington USA 98264 Director	1,686,000	0.9%
Tyler Minnick(4) 359 Teegan Ct. Grand Junction, Colorado USA 81507 Chief Financial Officer	675,000	0.3%
All executive officers and directors as a group (4 persons)	20,318,381	10.4%

Other 5% or Greater Shareholders Name and Address	Shares Beneficially Owned	Percentage of Shares Beneficially Owned

John D. Gibbs(5) 807 Wood-N-Creek Road Ardmore, OK USA 73401	53,327,312	27.4%
Carlton Precious, Inc., f/k/a Nubian Resources Ltd.(6) Suite 202, Yale Court Plaza, 2526 Yale Court Abbotsford, British Columbia V2S 8G9	60,000,000	30.8%
2176423 Ontario Ltd.(7) 1106-7 King Street East Toronto, Ontario M5C 3C5 (Private Company controlled by Eric Sprott)	16,546,669	8.5%

(1)	Includes 12,559,239 Common Shares held directly, 500,000 vested stock options and 2,441,000 share purchase warrants.
(2)	Includes 1,278,571 Common Shares held directly, 1,000,000 vested stock options and 178,571 share purchase warrants.
(3)	Includes 543,000 Common Shares, of which 400,000 are held directly and 143,000 indirectly through JE & MS Hiner Revocable Living Trust, of which Mr. Hiner exercises control and direction, 1,000,000 vested stock options held directly, and 143,000 share purchase warrants (held indirectly through JE & MS Hiner Revocable Living Trust).
(4)	Includes 425,000 Common Shares held directly and 250,000 vested stock options.
(5)	Includes 43,648,739 Common Shares, of which 37,493,239 are held directly, 500,000 indirectly through Redwood Microcap Fund Inc. and 5,655,000 indirectly through Tri Power Resources, Inc. (all of which Mr. Gibbs exercises control and direction), and 9,678,573 share purchase warrants.
(6)	Includes 55,000,000 Common Shares held directly and 5,000,000 share purchase warrants.
(7)	Includes 16,546,669 Common Shares held directly.

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

David Goodman and Koby Kushner were elected to the Board of Directors at the March 2025 shareholder meeting. Mr. Kushner was appointed President and CEO on March 27, 2025. David Goodman is the Father-in-Law of Koby Kushner.

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

The aggregate fees billed for the years ended December 31, 2024 and 2023 for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

All payments listed below were paid to the previous auditor:	2024	2023
Audit fees - audit of annual financial statements and review of financial statements included in our quarterly reports, services normally provided by the accountant in connection with statutory and regulatory filings	$80,655	$62,610

Audit-related fees - related to the performance of audit or review of financial statements not reported under "audit fees"	–	–

Tax fees - tax compliance, tax advice and tax planning	–	3,605

All other fees - services provided by our principal accountants other than those identified above	–	5,635

Total fees	$80,655	$71,850

After careful consideration, the Board of Directors has determined that payment of the audit fees is in conformance with the independent status of our principal independent accountants.

Effective December 11, 2024 the Board of Directors and Audit Committee of the Company engaged the firm of Davidson & Company LLC as its independent registered certified accountants.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	2.1	Asset Purchase and Sale Agreement dated October 8, 2004
(1)	2.2	Amendment No. 1 to Asset Purchase and Sale Agreement
(1)	2.3	Amendment No. 2 to Asset Purchase and Sale Agreement dated July 31, 2005
(1)	2.4	Amendment No. 3 to Asset Purchase and Sale Agreement dated August 31, 2005
(1)	3.1	Amended and Restated Certificate of Incorporation
(3)	3.1.1	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock
(1)	3.2	By-Laws
(1)	4.1	2004 Equity Incentive Plan
(1)	4.2	Form of Subscription Agreement
(1)	4.3	Specimen common stock certificate
(1)	10.1	Lease Agreement
(1)	10.2	Form of Escrow Agreement
(1)	10.3	Amended Trademark Assignment
(1)	10.3.2	Initial Assignment of Trademark
(1)	10.4	Lock-up Letter for Brian Power
(1)	10.5	Lock-up Letter for John C. Power
(1)	10.6	Lock-up Letter for J. Andrew Moorer
(1)	10.7	Amended Fund Escrow Agreement
(1)	10.8	Lease Agreement with Golden West Brewing Company
(1)	10.9	Security Agreement in favor of Power Curve, Inc., Lone Oak Vineyards, Inc. and Tiffany Grace.
(1)	10.10	Promissory Note dated September 9, 2005, Tiffany Grace, Holder
(1)	10.11	Promissory Note dated September 9, 2005, Lone Oak Vineyards, Inc., Holder
(1)	10.12	Promissory Note dated September 9, 2005, Power Curve, Inc., Holder
(1)	10.13	Assignment and Assumption dated August 31, 2005 between Butte Creek Brewing Company, LLC, Golden West Brewing Company and Golden West Brewing Company, Inc.
(1)	10.14	Amended and Restated Assignment and Assumption
(1)	10.15	August 7, 1998 Distribution Agreement
(1)	10.16	Territorial Agreement
(1)	10.17	November 4, 2002 Distribution Agreement
(1)	10.18	June 1, 2001 Authorization
(1)	10.19	July 22, 2004 Authorization
(1)	10.20	September 1, 2005 Authorization
(1)	10.22	Second Amended Fund Escrow Agreement
(1)	10.23	Contract with New Zealand Hops, Ltd., 2006
(1)	10.24	Contract with New Zealand Hops, Ltd., 2007
(1)	10.25	Second Amended and Restated Assignment and Assumption
(1)	10.26	Third Amended Fund Escrow Agreement

(1)	10.27	Secured Promissory Note with John C. Power
(1)	10.28	Secured Promissory Note with Power Curve, Inc.
(1)	10.29	General Security Agreement with John C. Power and Power Curve, Inc.
(51)	10.30	Production Agreement with Bison Brewing Co.
(51)	10.31	Employment Agreement with David Del Grande
(2)	10.32	License, Production and Distribution Agreement dated November 1, 2006 with Mateveza USA, LLC
(4)	10.33	Employment Agreement with Mark Simpson
(4)	10.34	Consultation Agreement with Artisan Food and Beverage Group
(5)	10.35	Credit Agreement dated December 11, 2007
(6)	10.36	Promissory Note dated March 12, 2008
(6)	10.37	Security Agreement dated March 12, 2008
(6)	10.38	Guaranty Agreement dated March 12, 2008
(7)	10.39	Convertible Debenture dated December 31, 2008
(7)	10.40	Security Agreement dated December 31, 2008
(7)	10.41	Hypothecation Agreement dated December 31, 2008
(8)	10.42	Mendocino Production Agreement
(9)	10.43	Exclusive Consignment Agency Agreement
(10)	10.44	Settlement Stipulation with BRK Holdings, LLC
(11)	10.45	Promissory Note dated April 28, 2009 in favor of Clifford Neuman
(11)	10.46	Security Agreement dated April 28, 2009 in favor of Clifford Neuman
(11)	10.47	Guaranty of John C. Power dated April 28, 2009 in favor of Clifford Neuman
(11)	10.48	Promissory Note dated April 28, 2009 in favor of John C. Power
(11)	10.49	Security Agreement dated April 28, 2009 in favor of John C. Power
(11)	10.50	Promissory Note dated April 28, 2009 in favor of Butte Creek Brands, LLC
(11)	10.51	Security Agreement dated April 28, 2009 in favor of Butte Creek Brands LLC
(11)	10.52	Factoring Agreement dated April 28, 2009
(12)	10.53	Agreement to Convert Debt Clifford L. Neuman PC
(12)	10.54	Agreement to Convert Debt Clifford L. Neuman
(12)	10.55	Agreement to Convert Debt John Power
(12)	10.56	Agreement to Convert Debt Sea Ranch Lodge and Village, LLC
(12)	10.57	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.58	Agreement to Convert Debt TriPower Resources, Inc.
(12)	10.59	Agreement to Convert Debt Redwood MicroCap Fund, Inc.
(12)	10.60	Agreement to Convert Debt Shana Capital, Ltd.
(13)	10.61	Asset Purchase Agreement dated May 7, 2009
(14)	10.62	Certificate of Amendment to Amended and Restated Certificate of Incorporation
(14)	10.63	Articles of Incorporation of Athena Minerals, Inc.
(15)	10.64	Sale and Purchase Agreement and Joint Escrow Instructions dated December 9, 2009
(15)	10.65	Assignment of Sale and Purchase Agreement and Joint Escrow Instructions dated January 5, 2010
(15)	10.66	Promissory Note from Athena Minerals, Inc. to John Power dated January 5, 2010
(16)	10.67	Mining Lease and Option to Purchase dated March 11, 2010

(17)	10.68	Intellectual Property Assignment dated June 25, 2010
(18)	10.69	Promissory Notes John C. Power and John D. Gibbs dated June 30, 2010
(19)	10.70	Promissory Note John D. Gibbs dated August 3, 2010
(20)	10.71	Agreement to Convert Debt – Clifford L. Neuman
(21)	10.72	Agreements to Convert Debt – Donaldson and Kirby
(22)	10.73	Agreement to Convert Debt – Clifford L. Neuman
(23)	10.74	Agreement to Convert Debt – Huss and Strachan
(24)	10.75	Stock Purchase Agreement; Indemnity Agreement and Amendment No. 1 to Indemnity Agreement each dated December 31, 2010
(25)	10.76	Consent of Schumacher & Associates dated March 7, 2011
(26)	10.77	Marketing Agreement with Bill Fishkin dated April 1, 2011
(26)	10.78	Agreement to Convert Debt with Donaldson Consulting Services, Inc. dated May 31, 2011
(27)	10.79	Term Sheet with LeRoy Wilkes dated July 14, 2011
(28)	10.80	Accredited Members Agreement dated August 31, 2011
(29)	10.81	Promissory Note – John D. Gibbs dated October 26, 2011
(29)	10.82	Promissory Note – John D. Gibbs dated November 15, 2011
(30)	10.83	Marketing Agreement with Bill Fishkin dated December 1, 2011
(31)	10.84	Advisor Agreement with GVC Capital, LLC dated January 30, 2012
(32)	10.85	Promissory Note – John D. Gibbs dated March 18, 2012
(33)	10.86	Promissory Note – John D. Gibbs dated February 2, 2012
(34)	10.87	Promissory Note – John D. Gibbs dated April 27, 2012
(35)	10.88	Agreement to Convert Debt – John D. Gibbs
(36)	10.89	Promissory Note – John D. Gibbs dated May 22, 2012
(36)	10.90	Assignment of Right to Purchase Property
(37)	10.91	Agreement to Convert Debt – John Donaldson
(38)	10.92	Credit Agreement – John D. Gibbs
(38)	10.93	Form of Credit Note
(39)	10.94	Amendment No. 1 to Langtry Lease Agreement
(40)	10.95	Allonge and Modification Agreement with John D. Gibbs
(41)	10.96	Amendment No. 2 to Langtry Lease Agreement
(42)	10.97	Second Allonge and Modification Agreement with John D. Gibbs
(43)	10.98	Amendment No. 3 to Langtry Lease Agreement
(44)	10.99	Third Allonge and Modification Agreement with John D. Gibbs
(45)	10.100	Promissory Note – Clifford L. Neuman dated April 1, 2015
(46)	10.101	Lease/Purchase Option Agreement
(47)	10.102	Fifth Allonge and Modification Agreement with John D. Gibbs
(48)	10.103	Promissory Note – John Power dated September 12, 2016
(49)	10.104	Agreement to Convert Debt dated May 15, 2018
(50)	10.105	Eighth Allonge and Modification Agreement with John D. Gibbs
(52)	10.106	Tenth Allonge and Modification Agreement with John D. Gibbs
(53)	10.107	Eleventh Allonge and Modification Agreement with John D. Gibbs
(54)	10.108	Amendment No. 1 to Lease with an Option to Purchase dated March 10, 2016
(55)	10.109	NSR Agreement

(56)	10.110	Termination Agreement
(57)	10.111	Twelfth Allonge and Modification Agreement with John Gibbs
(58)	10.112	Letter of Intent dated August 21, 2020
(59)	10.113	Thirteenth Allonge and Modification Agreement with John Gibbs
(60)	10.114	Letter of Intent
(61)	10.115	Option Agreement
(62)	10.116	Option Agreement - Stronghold
(63)	10.117	Agreement to Convert Debt -Power
(64)	10.118	Agreement to Convert Debt -Gibbs
(65)	10.119	Agreement to Convert Debt - Power
(66)	10.120	Certificate of Amendment to Certificate of Amended and Restated Certificate of Incorporation
(67)	10.121	Consulting Agreement - Minnick
(68)	10.122	First Amendment to Option Agreement
(69)	10.123	Share Purchase Agreement dated December 27, 2021
(70)	10.124	Consent of Smythe LLP
(71)	10.125	Share Purchase Agreement
(71)	10.126	Registration Rights Agreement
(2)	14	Code of Ethics
	19	Insider Trading Policy
(1)	21.0	List of Subsidiaries
#	31.1	Certification of the Chief Executive Officer required by Section 13a-14(a) of the Exchange Act.
#	31.2	Certification of the Chief Financial Officer required by Section 13a-14(a) of the Exchange Act.
#	32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
#	32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	Inline XBRL Instance Document##
	101.SCH	Inline XBRL Schema Document##
	101.CAL	Inline XBRL Calculation Linkbase Document##
	101.LAB	Inline XBRL Label Linkbase Document##
	101.PRE	Inline XBRL Presentation Linkbase Document##
	101.DEF	Inline XBRL Definition Linkbase Document##
	104	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

__________________

(1)	Incorporated by reference from the Company’s Registration Statement on Form SB-2, SEC File No. 121351 as declared effective by the Commission on February 14, 2006.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, and filed with the Commission on April 24, 2007.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 4, 2007 and filed with the Commission on September 14, 2007.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 4, 2007 and filed with the Commission on December 6, 2007.
(5)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 11, 2007 and filed with the Commission on December 18, 2007.

(6)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 12, 2008 and filed with the Commission on March 14, 2008.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2008 and filed with the Commission on January 6, 2009.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 11, 2009 and filed with the Commission on February 13, 2009.
(9)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2009 and filed with the Commission on March 5, 2009.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K dated December 31, 2009 and filed with the Commission on April 14, 2009.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2009 and filed with the Commission on May 6, 2009.
(12)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 15, 2009 and filed with the Commission on June 19, 2009.
(13)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 26, 2009 and filed with the Commission on July 2, 2009.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 14, 2009 and filed with the Commission on December 18, 2009.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 5, 2010 and filed with the Commission on January 7, 2010.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 11, 2010 and filed with the Commission on March 15, 2010.
(17)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 25, 2010 and filed with the Commission on June 25, 2010.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 30, 2010 and filed with the Commission on July 28, 2010.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2010 and filed with the Commission on August 4, 2010.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 23, 2010.
(21)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 20, 2010 and filed with the Commission on August 30, 2010.
(22)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated August 20, 2010 and filed with the Commission on November 1, 2010.
(23)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 15, 2010 and filed with the Commission on November 17, 2010.
(24)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2010 and filed with the Commission on January 6, 2011
(25)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 2, 2011 and filed with the Commission on March 7, 2011.
(26)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 1, 2011 and filed with the Commission on June 2, 2011.
(27)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 1, 2011 and filed with the Commission on August 3, 2011.

(28)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 22, 2011 and filed with the Commission on September 9, 2011.
(29)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 26, 2011 and filed with the Commission on January 4, 2012.
(30)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2011 and filed with the Commission on January 5, 2012.
(31)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 2, 2012 and filed with the Commission on February 9, 2012.
(32)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 18, 2012 and filed with the Commission on March 23, 2012.
(33)	Incorporated by reference from the Company’s Current Report on Form 8-K/A dated February 2, 2012 and filed with the Commission on March 26, 2012.
(34)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 27, 2012 and filed with the Commission on May 2, 2012.
(35)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 10, 2012 and filed with the Commission on May 16, 2012.
(36)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 22, 2012 and filed with the Commission on May 25, 2012
(37)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 16, 2012 and filed with the Commission on June 19, 2012.
(38)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 18, 2012 and filed with the Commission on July 19, 2012.
(39)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 28, 2012 and filed with the Commission on November 29, 2012.
(40)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 5, 2013 and filed with the Commission on June 6, 2013.
(41)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 19, 2013 and filed with the Commission on December 23, 2013.
(42)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2013 and filed with the Commission on January 2, 2014.
(43)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2015 and filed with the Commission on January 21, 2015.
(44)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 31, 2014 and filed with the Commission on March 31, 2015.
(45)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 5, 2015 and filed with the Commission on May 6, 2015.
(46)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 10, 2016 and filed with the Commission on March 15, 2016.
(47), (48)	Incorporated by reference from the Company’s Current Report on Form 8-K dated September 12, 2016 and filed with the Commission on October 14, 2016.
(49)	Incorporated by reference from the Company’s Current Report on Form 8-K dated June 27, 2018 and filed with the Commission on June 28, 2018.
(50)	Incorporated by reference from the Company’s Current Report on Form 8-K dated July 31, 2018 and filed with the Commission on August 6, 2018.
(51)	Incorporated by reference from the Company’s Current Report on Form 8-K dated March 1, 2007 and filed with the Commission on March 8, 2007

(52)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 5, 2019 and filed with the Commission on November 6, 2019.
(53), (54)	Incorporated by reference from the Company’s Current Report on Form 8-K dated February 21, 2020 and filed with the Commission on February 24, 2020.
(55), (56)	Incorporated by reference from the Company’s Current Report on Form 8-K dated April 28, 2020 and filed with the Commission on April 29, 2020.
(57), (58)	Incorporated by reference from the Company’s Current Report on Form 8-K dated August 3, 2020 and filed with the Commission on August 31, 2020.
(59)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 19, 2020 and filed with the Commission on October 19, 2020.
(60)	Incorporated by reference from the Company’s Current Report on Form 8-K dated October 22, 2020 and filed with the Commission on October 28, 2020.
(61)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 15, 2020 and filed with the Commission on December 21, 2020.
(62), (63), (64), (65)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 21, 2020 and filed with the Commission on January 5, 2021.
(66)	Incorporated by reference from the Company’s Current Report on Form 8-K dated January 21, 2021 and filed with the Commission on January 27, 2021.
(67)	Incorporated by reference from the Company’s Current Report on Form 8-K dated May 6, 2021 and filed with the Commission on May 12, 2021.
(68)	Incorporated by reference from the Company’s Current Report on Form 8-K dated November 10, 2021 and filed with the Commission on November 15, 2021.
(69)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 27, 2021 and filed with the Commission on January 6, 2022.
(70)	Incorporated by reference from the Company’s Current Report on Amended Form 8-K/A dated December 27, 2021 and filed with the Commission on March 14, 2022.
(71)	Incorporated by reference from the Company’s Current Report on Form 8-K dated December 22, 2023 and filed with the Commission on December 28, 2022.
#	Filed herewith
##	Furnished, not filed.

ATHENA GOLD CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Athena Gold Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Athena Gold Corporation (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2024 and 2023, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital of approximately $340,000. The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Management plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ DAVIDSON & COMPANY LLP

Chartered Professional Accountants

Vancouver, Canada

April 8, 2025

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, VAncouver, B.C., Canada V7Y 1G6

Telephone (604) 687-0947    Davidson-co.com

ATHENA GOLD CORPORATION

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	12/31/24	12/31/23
Assets

Current assets
Cash	$242,082	$2,808
Prepaid expenses	115,561	45,647
Investment in securities	376,323	0
Total current assets	733,966	48,455

Other assets
Investment in securities	0	496,400
Prepaid expenses	17,380	0
Mineral rights	6,241,114	6,196,114
Total other assets	6,258,494	6,692,514

Total assets	$6,992,460	$6,740,969

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$133,115	$144,695
Accounts payable - related party	4,956	100,500
Advanced deposits	0	46,000
Warrant and option liability	251,549	29,151
Total current liabilities	389,620	320,346

Long term liabilities
Note payable and accrued interest - related party	103,419	0
Warrant liability	344,965	102,811
Total long term liabilities	448,384	102,811

Total liabilities	838,004	423,157

Stockholders' equity
Preferred stock, $.0001 par value, 5,000,000 shares authorized, none outstanding	0	0
Common stock - $0.0001 par value; 250,000,000 shares authorized, 194,803,633 and 167,138,069 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	19,479	16,714
Additional paid in capital	17,861,545	17,391,148
Accumulated deficit	(11,726,568)	(11,090,050)

Total stockholders' equity	6,154,456	6,317,812

Total liabilities and stockholders' equity	$6,992,460	$6,740,969

Commitments and contingencies (Note 5)

See accompanying notes to the financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(EXPRESSED IN US DOLLARS)

	Twelve Months Ended
	12/31/24	12/31/23

Operating expenses
Exploration, evaluation and project expenses	$186,764	$351,132
General and administrative expenses	425,353	432,460
Total operating expenses	612,117	783,592

Net operating loss	(612,117)	(783,592)

Interest income	0	2,598
Interest expense	(3,419)	0
Realized loss on investment	(12,452)	0
Unrealized gain (loss) on investment	(36,384)	0
Revaluation of warrant liability	27,854	1,393,742
Net income (loss)	$(636,518)	$612,748

Weighted average common shares outstanding – basic and diluted	175,799,549	146,153,300

Income (loss) per common share – basic and diluted	$(0.00)	$0.00

See accompanying notes to the financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(EXPRESSED IN US DOLLARS)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

December 31, 2022	136,091,400	$13,609	$16,652,603	$(11,702,798)	$4,963,414
Private placement, net	14,500,000	1,450	742,710	0	744,160
Warrant liability	0	0	(525,884)	0	(525,884)
Stock based compensation	0	0	26,974	0	26,974
Common stock issued for investment in securities	16,546,669	1,655	494,745	0	496,400
Net income	0	0	0	612,748	612,748
December 31, 2023	167,138,069	$16,714	$17,391,148	$(11,090,050)	$6,317,812

Private placement, net	26,080,000	2,606	902,155	0	904,761
Warrant and option liability	0	0	(492,405)	0	(492,405)
Stock issued to pay off debt	985,564	99	36,152	0	36,251
Stock based compensation	600,000	60	24,495	0	24,555
Net loss	0	0	0	(636,518)	(636,518)
December 31, 2024	194,803,633	$19,479	$17,861,545	$(11,726,568)	$6,154,456

See accompanying notes to the financial statements.

ATHENA GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	Twelve Months Ended
	12/31/24	12/31/23

Cash flows from operating activities
Net income (loss)	$(636,518)	$612,748
Adjustments to reconcile net loss to net cash used in operating activities
Revaluation of warrant and option liability	(27,854)	(1,393,742)
Realized loss on investments	12,452	0
Unrealized loss on investments	36,384	0
Shares issued for services	0	0
Share based compensation	24,555	26,974
Change in operating assets and liabilities:
Prepaid expense	(87,294)	(13,447)
Accounts payable and accrued liabilities	24,672	756
Accounts payable - related party	(12,447)	70,494
Advanced deposits	0	0

Net cash used in operating activities	(666,050)	(696,217)

Cash flows from investing activities
Purchase of mineral properties	(45,000)	0
Proceeds from sale of investments	71,241	0

Net cash used in investing activities	26,241	0

Cash flows from financing activities
Loan from related parties	20,322	25,000
Deposits for future private placement	(46,000)	46,000
Payments on notes payable	0	(106,210)
Proceeds from private placement of stock, net	904,761	719,160

Net cash provided by financing activities	879,083	683,950

Net decrease in cash	239,274	(12,267)

Cash, beginning of period	2,808	15,075

Cash, end of period	$242,082	$2,808

Noncash investing and financing activities
Interest and taxes paid	$0	$0
Stock issued to pay off debt	$36,251	$25,000
Common stock issued for investment in securities	$0	$496,400
Broker warrants issued	$0	$7,954
Warrant and option liability recognition	$492,405	$525,884

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

Principles of Consolidation

The consolidated financial statements include the accounts of Athena Gold Corp. and its wholly owned subsidiary, Nubian Resources USA (“Nubian USA”) and 80% owned Nova Athena Gold Corp (“Nova”). All significant inter-entity balances and transactions have been eliminated in consolidation. Subsidiaries are entities the Company controls when it is exposed, or has rights, to variable returns from its involvement in the entity and can affect those returns through its power to direct the relevant activities of the entity. Subsidiaries are included in the consolidated financial results of the Company from the date of acquisition up to the date of disposition or loss of control. Nova was incorporated in British Columbia on September 24, 2024.

Going Concern and Management’s Plans

As at December 31, 2024, the Company has a working capital of approximately $340,000. The ability of the Company to meet its obligations and continue operations is dependent on its ability to obtain additional debt or equity financing. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. Upon completion of our planned merger and redomestication to British Columbia from Delaware, we plan to sell additional common shares to raise capital for our exploration plans.

Cash, Cash Equivalents and Concentration

The Company considers all highly liquid investments with a maturity of three months or less when acquired to be cash equivalents. The Company places its cash with high credit quality financial institutions in the United States and Canada. On December 31, 2024, the Company’s cash balance was approximately $240,000. To reduce its risk associated with the failure of such financial institution, the Company will evaluate, as needed, the rating of the financial institution in which it holds deposits.

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

Share-based compensation – The fair value of share-based compensation in stock options is calculated using the Black-Scholes model. The main assumptions used in the model include the estimated life of the option, the expected volatility of the Company’s share price, and the risk-free rate of interest. The resulting value calculated is not necessarily the value that the holder of the option could receive in an arm’s-length transaction.

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

The Company reports a liability, if any, for unrecognized tax benefits resulting from uncertain tax positions taken, or expected to be taken, in an income tax return. The Company has elected to classify interest and penalties related to unrecognized income tax benefits, if and when required, as part of income tax expense in the statement of operations. No liability has been recorded for uncertain income tax positions, or related interest or penalties as of December 31, 2024, and December 31, 2023. The tax returns are generally open for IRS examination for three years from the date the return was filed or the due date of the return, whichever is later.

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

Earnings (Loss) per Common Share

The following table shows basic and diluted earnings per share:

	Twelve Months Ended
	12/31/2024	12/31/2023
Basic and diluted earnings (loss) per common share
Earnings (loss)	$(636,518)	$612,748
Basic weighted average shares outstanding	175,799,549	146,153,300
Assumed conversion of dilutive shares	0	0
Diluted weighted average common shares outstanding, assuming conversion of common stock equivalents	175,799,549	146,153,300
Basic earnings (loss) per common share	$0.00	$0.00
Diluted earnings (loss) per common share	$0.00	$0.00

The options and warrants that were not included in the diluted weighted average shares calculation were excluded because they were “out-of-the money”. In periods when the Company has a net loss, all common stock equivalents are excluded as they would be anti-dilutive. The following details the dilutive and anti-dilutive shares:

December 31, 2024	Dilutive shares - In the money	Anti-dilutive shares - Out of the money	Total
Options	0	5,230,000	5,230,000
Warrants	0	36,510,303	36,510,303
Restricted stock units	0	300,000	300,000
Total	0	42,040,303	42,040,303

December 31, 2023	Dilutive shares - In the money	Anti-dilutive shares - Out of the money	Total
Options	0	5,230,000	5,230,000
Warrants	0	39,391,053	39,391,053
Restricted stock units	0	300,000	300,000
Total	0	44,921,053	44,921,053

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures. The amendments enhance disclosures of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, and permit more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company adopted ASU 2023-07 effective as of December 31, 2024, and the segment disclosures in Note 8 are reflective of that adoption.

Accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improve the transparency of disclosures related to the income tax rate reconciliation and income taxes paid. The amendments are effective for the Company in fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the guidance and its impact to the financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires all public entities to disclose information about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. The amendments are effective for the Company in fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 27, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the guidance and its impact to the financial statements.

Note 2 – Mineral Rights

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

On June 1, 2024, the Company entered into an Asset Purchase Agreement with Silver Reserve Inc. to acquire an 100% interest in 11 unpatented BLM claims covering approximately 220 acres known as the Blue Dick Mine and related mineral claims, together with certain technical data relating to the mining claims. The total consideration paid was $45,000 and a 3% NSR.

Oneman Lake and Laird Lake Projects

Effective October 1, 2024, Athena entered into a definitive agreement to acquire two early exploration stage projects located in Ontario Canada under the following terms:

Pursuant to the Definitive Agreement, Athena Gold acquired up to a 100% interest in two mining properties, consisting of 218 mining claims covering approximately 4,736 hectares (the “Properties”). The Properties are comprised of two projects: one known as the Oneman Lake Project located near Kenora, Ontario and the other known as the Laird Lake Project in Red Lake, Ontario. Pursuant to an option agreement dated August 19, 2024, with Bounty Gold Corp. (“Bounty Gold”), The Properties were acquired from Libra Lithium Corp. which earned 100% ownership of the Oneman Lake Project and had the exclusive option to acquire the Laird Lake Project (the “Option”) subject to certain terms and conditions. Bounty Gold has consented to the transfer of the Properties from Libra Lithium Corp. to Athena Gold.

All parties to this transaction are arm’s length.

As consideration of the Properties, Athena Gold issued 43,865,217 common shares in the capital of Athena Gold’s wholly owned subsidiary, Nova Athena Gold Corp. to Libra, at a value of $Nil. The value of the transaction was determined by reference to the fair value of Nova’s common shares; these shares do not trade publicly and therefore were determined based on Level 3 inputs.

Athena Gold has assumed all obligations of the Option to Bounty Gold to acquire the Laird Lake Project in consideration of the following cash payments and share issuances over the course of five years (which may be accelerated at Athena Gold’s option):

a.	payment of CAD $50,000 in cash on or before August 19, 2025, of which up to 50% of such payment may be made in the form of common shares in the capital of Athena Gold;
b.	payment of CAD $50,000 in cash on or before the August 19. 2026, of which up to 50% of such payment may be made in the form of common shares in the capital of Athena Gold;
c.	payment of CAD $50,000 in cash on or before August 19, 2027, of which up to 50% of such payment may be made in the form of common shares in the capital of Athena Gold;
d.	payment of CAD $50,000 in cash on or before August 19, 2028, of which up to 50% of such payment may be made in the form of common shares in the capital of Athena Gold; and
e.	payment of CAD $1,000,000 in cash on or before August 19, 2029, or alternatively
i.	payment of 75% in cash and the issuance of common shares in the capital of Athena Gold equal to 25% of the payment, for a total payment of CAD $1,250,000;
ii.	payment of 50% in cash and the issuance of common shares in the capital of Athena Gold equal to 50% of the payment, for a total payment of CAD $1,500,000; or
iii.	payment of 25% in cash and the issuance of common shares in the capital of Athena Gold equal to 75% of the payment, for a total payment of CAD $1,750,000.

In the event that Athena Gold pays any of the payments to Bounty Gold in the form of both cash and common shares, the price per share will be determined with the number of shares being based on a per share deemed issue price equal to the 30-day VWAP of the shares for the period of any twenty (20) consecutive trading days on the Canadian Securities Exchange ending on the date that is three business days prior to the date of issuance of the additional common shares.

Upon completion of the above obligations by Athena Gold, Bounty Gold will retain a 2% NSR on the Properties, of which 1% may be purchased by Athena Gold for CAD $1,000,000 at any time.

Note 3 – Common Stock and Warrants

On December 23, 2024, the Company completed the third tranche of a non-brokered private offering consisting of CAD$131,000 of its Units at a purchase price of CAD$0.05 per Unit for a total of 2,620,000 Units. Each Unit consisted of one share of Common Stock and one-half common stock purchase warrant (“Warrant”). Each whole Warrants exercisable for three years to purchase one additional share of Common Stock at a price of CAD$0.12 per share. The transaction is part of the Company’s unregistered private offering of up to CAD$1,000,000 in Units at a price of CAD$0.05 per Unit.

On December 3, 2024, the Company completed the second tranche of a non-brokered private offering consisting of CAD$323,000 of its Units at a purchase price of CAD$0.05 per Unit for a total of 6,460,000 Units. Each Unit consisted of one share of Common Stock and one-half common stock purchase warrant. Each whole Warrants exercisable for three years to purchase one additional share of Common Stock at a price of CAD$0.12 per share. The transaction is part of the Company’s unregistered private offering of up to CAD$1,000,000 in Units at a price of CAD$0.05 per Unit.

On October 25, 2024, the Company completed the first tranche of a non-brokered private offering consisting of CAD$600,000 of its Units at a purchase price of CAD$0.05 per Unit for a total of 12,000,000 Units. Each Unit consisted of one share of Common Stock and one-half common stock purchase warrant. Each whole Warrants exercisable for three years to purchase one additional share of Common Stock at a price of CAD$0.12 per share. The transaction is part of the Company’s unregistered private offering of up to CAD$1,000,000 in Units at a price of CAD$0.05 per Unit.

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

The Company has issued warrants which have an exercise price in Canadian dollars while the Company’s functional currency is US dollars. Therefore, in accordance with ASU 815 - Derivatives and Hedging, the warrants have a derivative liability value. Outstanding subscription warrants were revalued as of December 31, 2024, with various inputs using a Black Scholes model. Broker warrants are valued at the time of issuance and not remeasured. The following is a summary of warrants issued and outstanding.

As of December 31, 2024:

Issue Date	Expiration Date	Exercise Price (CAD)	Valuation	Volatility	Warrants Issued

Subscription Warrants
4/14/2022	4/13/2025	$0.15	$49,116	246%	6,250,000
4/24/2023	4/24/2025	$0.10	171,161	245%	14,500,000
1/17/2024	1/17/2025	$0.05	18,838	119%	5,000,000
10/25/2024	10/25/2027	$0.12	196,305	244%	6,000,000
12/3/2024	12/3/2027	$0.12	105,759	240%	3,230,000
12/23/2024	12/23/2027	$0.12	42,901	238%	1,310,000

			$584,080		36,290,000
Broker Warrants
4/24/2023	4/24/2025	$0.10	7,954	117%	220,303

			$7,954		220,303

Note: Subscription warrants issued 1/17/2024 expired on 1/17/2025, subsequent to year end.

As of December 31, 2023:

Issue Date	Expiration Date	Exercise Price (CAD)	Valuation	Volatility	Warrants Issued

Subscription Warrants
5/25/2021	5/31/2024	$0.15	$6,210	140%	6,250,000
9/30/2021	5/31/2024	$0.15	3,002	136%	3,108,700
4/14/2022	4/13/2025	$0.15	21,707	107%	6,250,000
8/12/2022	8/12/2024	$0.12	6,501	120%	3,247,500
8/31/2022	8/31/2024	$0.12	5,182	119%	2,300,000
9/14/2022	9/14/2024	$0.12	6,978	119%	2,760,200
10/24/2022	10/24/2024	$0.12	1,278	111%	500,000
4/24/2023	4/24/2025	$0.10	81,104	108%	14,500,000

			$131,962		38,916,400
Broker Warrants
4/14/2022	4/13/2024	$0.15	1,344	138%	70,000
8/31/2022	8/31/2024	$0.12	6,312	132%	104,250
9/14/2022	9/14/2024	$0.12	2,921	134%	80,100
4/24/2023	4/24/2025	$0.10	7,954	117%	220,303

			$18,531		474,653

The following is a summary of warrants exercised, issued and expired:

Total

Balance at December 31, 2022	24,935,560
Exercised	0
Issued	14,720,303
Expired	(264,810)
Balance at December 31, 2023	39,391,053
Exercised	0
Issued	15,540,000
Expired	(18,420,750)
Balance at December 31, 2024	36,510,303
Weighted average exercise price	$0.11

Note 4 – Share Based Compensation

The Company adopted its 2020 Equity Incentive Plan (the “Plan”) which became effective in January 2021. Under the Plan, the Company is authorized to issue up to 10 million shares of common stock pursuant to grants and the exercise of rights under the Plan. Effective March 10, 2021, the Corporation adopted a deferred compensation and equity award plan (the “Deferred Compensation Plan”). Restricted stock units awarded pursuant to the Deferred Compensation Plan shall vest in the manner determined by the Board with respect to such award. Restricted stock units have no voting rights, and no amount due or payable under the Deferred Compensation Plan or any interest in the Deferred Compensation Plan, shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment, garnishment, lien, levy or like encumbrance.

A summary of the stock options and other share based compensation as of December 31, 2024, and changes during the periods are presented below:

							SBC Expense - 12 Months Ended
Grant Date	Expiration Date	Exercise Price	Valuation	Volatility	Options Granted	Expected Life (Yrs)	12/31/2024	12/31/2023

3/22/2021	3/22/2026	$0.0900	$190,202	211%	2,000,000	3.4	$0	$14,262
8/24/2022	8/24/2032	$0.0600	$43,456	178%	730,000	5.5	0	0
10/12/2022	10/12/2032	$0.0600	$106,109	162%	2,250,000	5.5	0	0
1/16/2023	1/16/2028	$0.0675	$13,267	174%	250,000	3.3	555	12,712

600,000 shares of common stock issued (see Related Party Transactions)							24,000	0

							$24,555	$26,974

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(Years)	Value
Balance at December 31, 2022	4,980,000	$0.07	7.1	$0
Exercised	0	0	0	0
Issued	250,000	0.07	4.0	0
Canceled	0	0	0	0
Balance at December 31, 2023	5,230,000	$0.07	6	0
Exercised	0	0	0	0
Issued	0	0	0	0
Canceled	0	0	0	0
Balance at December 31, 2024	5,230,000	$0.07	5.0	0
Options exercisable at December 31, 2024	5,230,000	$0.07	5.0	0

As of December 31, 2024 there are 300,000 restricted stock units outstanding that are fully vested.

Note 5 – Commitments and Contingencies

Ontario Claim holders must satisfy required annual units of assessment work to keep their claims in good standing. They must perform early exploration work and submit an assessment work report through the Mining Lands Administration System (MLAS). Current annual work commitment is CAD $74,800 per annum on the Laird Lake claims. Assessment work has been completed to maintain these claims until January 2027.

Note 6 – Related Party Transactions

Management and Consulting Fees

The Company is subject to a month-to-month management agreement with Mr. Power requiring a monthly payment of $2,500 as consideration for the day-to-day management of Athena, $30,000 was recorded as management fees and are included in general and administrative expenses in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023.

The Company paid the Chief Financial Officer for consulting services $36,810 and $28,033 for the years ended December 31, 2024 and 2023, respectively

Director Fees

All four members of the board each received $7,500 for the year ended December 31, 2023 for a total of $30,000.

Stock based compensation

On June 7, 2024, the Company issued an aggregate of 600,000 shares in the common stock of the Company to two independent directors and the Chief Financial Officer of the Company as compensation for their services resulting in SBC expense of $24,000 for the year ended December 31, 2024.

On March 22, 2021, the Company granted 1,500,000 options at a price of $0.09 to three Directors of the Company. The options vest 50% upon issuance, and 25% on each of the first and second anniversaries of the grant date. The options were valued at $142,652 on the grant date and 50% vested on grant date with 25% vesting one year from grant date and the remaining 25% vesting two years from grant date. SBC expense totaling $0 and $10,989 for the year ended December 31, 2024 and 2023, respectively.

Advanced deposits and accounts payable

In December 2023, the Company received an advanced deposit for investment into the January 2024 private placement from John Gibbs for $25,000 and from John Power for $21,000. In addition, John Power is due approximately $6,000 and $100,000 as of December 31, 2024 and 2023, respectively for expense reports and other advances made to the Company.

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

Note 8 – Income Taxes

The effective income tax rate consisted of the following:

	2024	2023
Federal statutory income tax rate on net income/loss	21.0%	21.0%
State statutory income tax rate on net income/loss	7.0%	8.8%
Permanent differences	1.2%	0.0%
Change in valuation allowance	-76.7%	-24.9%
Prior year adjustments	47.5%	0.0%
Effective tax rate	0.0%	0.0%

Reconciliation of income tax expense:

	2024	2023
Expected federal income tax expense (benefit) at statutory rate	$(133,669)	$128,677
Expected state income tax expense (benefit) at statutory rate	(44,452)	54,167
Adjustment to prior years provision versus statutory tax returns	(302,056)	(158,826)
Permanent difference related to warrant revaluations	(7,795)	0
Change in valuation allowance	487,791	(24,018)
Income tax benefit	$0	$0

The components of the deferred tax assets are as follows:

	2024	2023
Deferred tax assets:
Federal and state net operating loss carryovers	$3,335,937	$3,366,577
Warrant revaluation	0	(519,466)
Stock compensation	123,347	124,202
Total deferred tax asset	3,459,284	2,971,313
Less: valuation allowance	(3,459,284)	(2,971,313)
Deferred tax asset	$0	$0

The Company has approximately a $11,921,000 and $11,282,000 net operating loss carryover as of December 31, 2024, and December 31, 2023, respectively. The net operating loss may offset against taxable income, with $4,963,000 of the net operating loss carryover begins expiring in 2027 and $6,958,000 with no expiry date may be subject to U.S. Internal Revenue Code Section 382 limitations.

The Company has provided a valuation allowance that eliminates the deferred tax asset as of December 31, 2024, and 2023, as the likelihood of the realization of the tax benefits cannot be determined.

The Company and our subsidiaries file annual US Federal income tax returns and annual income tax returns for the state of California. Income taxing authorities have conducted no formal examinations of our past Federal or state income tax returns and supporting records.

Note 9 – Segmented Information

The Company is managed as one reportable segment: North America. The North American segment conducts exploration and evaluation activities at the Company’s principal assets, the Excelsior Springs, Laird Lake and Oneman Lake projects. This segment does not presently report any revenues from operations. Through this segment, the Company seeks to position its projects as development opportunities within the gold, silver, and other metals sectors.

The Company’s Chief Operating Decision Maker is the Chief Executive Officer (“CODM”). The CODM uses the consolidated statement of operations and comprehensive income (loss) as the measure of segment profit and loss to assess performance and allocate resources. The measure of segment assets is reported on the consolidated balance sheets as “Total assets” and the measure of segment capital expenditures is reported on the consolidated statements of cash flows as “Acquisition of mineral properties.”

The Company reported no revenues during the years ended December 31, 2024, or 2023. The geographic location of all long lived assets as described in Note 2:

Twelve months ending	12/31/2024	12/31/2023

Exploration, evaluation and project expenses	$186,764	$351,132

General and administrative expenses
Legal and other professional fees	291,836	315,521
Share based compensation	24,555	26,974
Stock exchange fees and related expenses	56,110	56,827
Other general expenses	52,853	33,139
Sub-Total	425,353	432,460

Other	55,341	(1,396,340)

Net (income) loss	$667,458	$(612,748)

Note 10 – Subsequent Events

On March 27, 2025 the shareholders of the Company approved the redomestication of the Company in the Province of British Columbia, Canada by merger into a British Columbia corporation and elected Koby Kushner and David Goodman to the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATHENA GOLD CORPORATION

Date: April 8, 2025	By: /s/ Koby Kushner Koby Kushner Chief Executive Officer, President & Director (Principal Executive Officer)

Date: April 8, 2025	By: /s/ Tyler Minnick Tyler Minnick Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Koby Kushner	Chief Executive Officer, President & Director	April 8, 2025
Koby Kushner	(Principal Executive Officer)

/s/ Brian Power Brian Power	Director	April 8, 2025

/s/ John C Power	Director & Secretary	April 8, 2025
John C Power

/s/ David Goodman	Director	April 8, 2025
David Goodman

/s/ John Hiner	Director	April 8, 2025
John Hiner

/s/ Tyler Minnick	Chief Financial Officer	April 8, 2025
Tyler Minnick	(Principal Accounting Officer)